Form 10QSB
period 2007-01-31
Pacific Goldrim Resources, Inc.
filed 2007-03-09
CIK 1384135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	January 31, 2007
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 333-139649

PACIFIC GOLDRIM RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or
organization)	(IRS Employer Identification Number)

1445 Pendrell Street, Suite 202
Vancouver, British Columbia
Canada V6C 1S3
(Address of principal executive offices)

(604) 773-9474
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the  past 90 days.
Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 1, 2007: 6,549,900.

The Company is a Shell company:   Yes [   ]    No [ X ]

PART I

Item 1.     Financial Statements
Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Financial Statements

January 31, 2007
(Unaudited)

Index

Balance Sheets ...............................................................................................................................................................	F–2
Statement of Operations ....................................................................................................................................................	F–3
Statement of Cash Flows ...................................................................................................................................................	F–4
Notes to Financial Statements ............................................................................................................................................	F–5

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	January 31,	October 31,
	2007	2006
	(Unaudited)	(Audited)
	$	$

Assets

Current Assets
Cash	26,949	39,516

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	182	-
Due to related party	-	125
Total Liabilities	182	125

Commitments and Contingencies (Note 1)

Stockholders’ Equity

Common Stock
75,000,000 shares authorized, with a $0.001 par value,
6,549,900 shares issued and outstanding	6,549	6,549
Additional Paid-in Capital	38,426	38,426
Deficit Accumulated During the Exploration Stage	(18,208)	(5,584)

Total Stockholders’ Equity	26,767	39,391

Total Liabilities and Stockholders’ Equity	26,949	39,516

The accompanying notes are an integral part of these financial statements

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

		Cumulative Results
		From
	Three Months	August 4, 2006
	Ended	(date of inception)
	January 31,	to January 31,
	2007	2007
	$	$

Revenue	–	–

Expenses
Accounting and administration	350	350
Audit fees	3,000	3,000
Bank charges	97	161
General office expense	140	140
Legal fees	8,186	10,186
Mineral property costs	-	3,000
Transfer agent and filing fees	851	1,371
Total Expenses	12,624	18,208

Net Loss	(12,624)	(18,208)

Basic and Diluted - Net Loss Per Share	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding	5,726,063

The accompanying notes are an integral part of these financial statements

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative Results
	Three Months	From August 4, 2006
	Ended	(date of inception)
	January 31,	to January 31,
	2007	2007
	$	$
Operating Activities
Net loss	(12,624)	(18,208)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	182	182
Due To A Related Party	(125)	-
Net Cash Used in Operating Activities	(12,567)	(18,026)
Financing Activities
Proceeds From Issuance of Common Stock	-	44,975
Net Cash From Financing Activities	-	44,975
Net Increase (decrease) in Cash	(12,567)	26,949
Cash, Beginning	39,516	-
Cash, Ending	26,949	26,949

Supplemental Cash Flow Information
Cash paid for:
Interest	–	–
Income taxes	–	–

The accompanying notes are an integral part of these financial statements

1.	Nature of Operations and Continuance of Business

Pacific Goldrim Resources, Inc. (“the Company”) was incorporated in the State of Nevada on August 4, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s business plan is to acquire, explore and develop mineral properties. The Company has not determined whether its mining claims contain ore reserves that are economically recoverable.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. As at January 31, 2007 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business. Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self- supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations. As at January 31, 2007, the Company had accumulated losses of $ 18,208, since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2006 included in the Company’s Registration Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ended October 31, 2007.

2.	Mineral Properties

On September 21, 2006, the Company, through its President and director, acquired title to a mineral property in the Slocan Mining division of British Columbia, Canada; herein referred to as “Twelve Mile”. The claim is registered in the name of the President of the Company, who is holding the claim in trust on behalf of the Company. The Company paid $3,000.00 for the preparation of an independent Geological Report by Robert P. Ilchik, consulting geologist.

3.	Common Stock

The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of $0.001. During the period ended October 31, 2006, the Company issued 6,549,900 shares for cash proceeds of $44,975.

As of January 31, 2007, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

Item 2.     Management’s Discussion and Analysis or Plan of Operations

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarter report the terms “we”, “us”, “our”, and the “Company” means Pacific Goldrim Resources, Inc., unless otherwise indicated.

General

We were incorporated in the State of Nevada on August 4, 2006. We are a start-up, exploration stage corporation that intends to engage in the exploration of mineral properties. We do not own any interest in any property, but have the right to conduct exploration activities on one property; herein referred to as the Twelve Mile mineral claim. We have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. Our auditors have a substantial doubt that the Company will be able to continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we find economically recoverable mineral reserves and begin removing and selling minerals. Accordingly, we will need to raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others in our Company. Since inception, the Company issued 6,549,900 shares of common stock via private placement for cash proceeds of $44,975. On August 8, 2006 we issued 2,500,000 shares of common stock at $0.001 per share for proceeds of $2,500. An additional 4,000,000 shares of common stock were issued at $0.0075 per share on August 25, 2006 for proceeds of $30,000. 49,900 shares of common stock were issued on August 31, 2006 at $0.25 per share for proceeds of $12,475.

We had cash resources of $26,949 as at January 31, 2007. We do not know how long the money will last. This is dependent on the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise money in the future. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We will be conducting research in the form of exploration of our property. We are not going to buy or sell any plant or significant equipment during the next twelve months. We are not intending to buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

Plan of Operations

Our proposed exploration program

Our business plan is to proceed with the exploration of the Twelve Mile mineral claim to determine whether there are commercially exploitable reserves of silver, lead, zinc or other metals. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body that has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals that are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Detailed exploration and surveying has not been initiated. To our knowledge, no previous exploration activities have taken place on the property. The only events that have occurred are the acquisition of the Twelve Mile mineral claim by our sole officer and director, Jason Schlombs, who is the record owner holding the claim in trust for the Company and the preparation of an independent Geological Report, dated October 24, 2006 by Robert P. Ilchik, Consulting Geologist.

We intend to proceed with the initial exploration program as recommended by our consulting geologist. Phase 1 of the recommended geological exploration program will cost approximately $9,500. Our plan of operations for the next twelve months is to complete the recommended Phase 1 and 2 exploration programs on the Twelve Mile mineral claim. We anticipate the cost of these programs will total $26,000.

Phase 1 would consist of air photo interpretation, geological mapping and geochemical rockchip sampling. The exploration program would take approximately two months to complete, weather permitting, and would cost approximately $9,500. We anticipate commencing this phase of the exploration in March 2007, weather permitting.

Phase 2 would entail either a VLF survey (survey using very low frequency radio transmitters as the electromagnetic source to identify lateral changes in the subsurface electrical properties of the bedrock) – 10 lines, 100 m spacing or; an IP Survey (survey using induced polarization as the electromagnetic source) – 4 lines, 800 m each and would take approximately two months to complete, weather permitting, and would cost approximately $4,000 (VLF Survey) or $12,500 (IP Survey). We anticipate commencing this phase in summer of 2007.

As of the date of this report, we have not retained a geologist to conduct any of the anticipated exploration work.

Once we receive the analysis of our Phase 1 and 2 exploration programs, our board of directors, in consultation with our consulting geologist will assess whether to proceed with any additional phases of our mineral exploration program. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for financing of mineral exploration projects at the time of our assessment. In the event our board of directors, in consultation with our consulting geologist, chooses to complete additional phases of our exploration program, we will require additional financing.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or as loans from our director. However, we have no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We do not have any arrangements in place for any future equity financing.

If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we may suspend or cease operations.

If we are unable to complete a phase of exploration because we do not have enough money, we will cease operations until we raise additional funds. If we cannot or do not raise additional funds, we will cease operations. At this time we cannot provide a more detailed discussion of how our exploration program will work and what we expect our likelihood of success to be, due to the nature of mineral exploration in unexplored territories. We will not move onto a subsequent phase until the phase we are working on is completed.

We will be conducting research in the form of exploration of our property. We are not going to buy or sell any plant or significant equipment during the next twelve months. We do not intend to buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

We have no employees, other than our sole officer and director, Jason Schlombs. We do not intend to hire additional employees at this time. All of the property work will be conducted by unaffiliated independent contractors that we will hire on an as-needed basis. The independent contractors will be responsible for surveying, geology, engineering, exploration and excavation. The engineers will advise us on the economic feasibility of removing the mineralized material and the geologists will evaluate the information derived from the exploration and excavation.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about Pacific Goldrim Resources, Inc. upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we will conduct research and exploration of the property before we start production of any minerals we may find. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

FROM INCEPTION ON AUGUST 4, 2006 TO JANUARY 31, 2007

We acquired the right to conduct exploration activity on one mineral claim consisting of thirteen (13) mineral title cells, collectively referred to as the Twelve Mile Property. The property is located in the Slocan Mining Division of southeastern British Columbia, Canada. The claim was electronically staked by our sole officer and director, Jason Schlombs, using the BC Mineral Title website as administered by the Mineral Tenure Act of British Columbia. We do not own any interest in the property, but merely have the right to conduct exploration activities on one property. We commissioned Robert P. Ilchik, Consulting Geologist to prepare a preliminary geology report on the property; which included a recommended two-phase exploration program. We intend to begin Phase 1 of our exploration program in March 2007, weather permitting.

Net cash from the sale of shares since inception on August 4, 2006 to January 31, 2007 was $44,975. Since inception, we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

On August 8, 2006, we issued 2,500,000 shares of common stock through a0private placement pursuant to section Regulation S of the Securities Act of 1933 to our sole officer and director, Mr. Jason Schlombs in August 2006 in consideration of $2,500. The shares were sold to a non-US person and all transaction closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

On August 25, 2006, we completed a private placement of 4,000,000 shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $30,000. All of these shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

On August 31, 2006, we completed a second private placement of 49,900 shares of common stock pursuant to Reg. S of the Securities Act of 1933 and raised $12,475. All of these shares were sold to non-US persons and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

As of January 31, 2007 our total assets were $ 26,949 and our total liabilities were $182, for a working capital position of $26,767. Total liabilities were comprised of general administrative costs and transfer agent fees.

Item 3.     Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being January 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.

There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer is appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.     Changes in Securities and Use of Proceeds

Our SB-2 Registration Statement was declared effective on January 10, 2007 (Commission file no. 333-139649). We are registering for sale by selling shareholders, 4,049,900 shares of common stock at an offering price of $0.25 per share. We will not receive any proceeds from the shares sold by the selling shareholders.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

Exhibit 31.1 –	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal
Executive and Financial Officer

Exhibit 32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Executive and Financial Officer

REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7 day of March 2007.

PACIFIC GOLDRIM RESOURCES, INC.

BY:    JASON SCHLOMBS
         Jason Schlombs
         President, Principal Executive and Financial Officer,
         Treasurer, Principal Accounting Officer, Secretary and
         sole member of the Board of Directors