Form 10QSB/A
period 2007-01-31
Pacific Goldrim Resources, Inc.
filed 2007-04-05
CIK 1384135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2007
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________to __________

Commission file number: 333-139649

PACIFIC GOLDRIM RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1445 Pendrell Street, Suite 202
Vancouver, British Columbia
Canada V6C 1S3
(Address of principal executive offices)

(604) 773-9474
(Issuer's telephone number)

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

The Company is a Shell company:     Yes [ X ]     No [   ]

==========================================================================================================

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A is being filed as Amendment No. 1 to the Quarterly Report on Form 10-QSB of Pacific Goldrim Resources, Inc. for the period ended January 31, 2007, which was filed the Securities and Exchange omission (the "SEC") on March 8, 2007 (the "Original Form 10-QSB"). This Amendment No. 1 is being filed solely for the purpose of refilling the Cover Page to the Form 10-QSB to declare that the Company is a Shell company.

Except as described above, no other changes have been made to the Original Form 10-QSB. This Amendment No. 1 does not otherwise attempt to update the information set forth in the Original Form 10-QSB.

PART II - OTHER INFORMATION

Item 6.     Exhibits

Exhibits

Exhibit 31.1 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive and Financial Officer

Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of April 2007.

PACIFIC GOLDRIM RESOURCES, INC.
BY:	JASON SCHLOMBS Jason Schlombs President, Principal Executive and Financial Officer, Treasurer, Principal Accounting Officer, Secretary and sole member of the Board of Directors