Form 10QSB
period 2007-04-30
Pacific Goldrim Resources, Inc.
filed 2007-06-12
CIK 1384135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	For the quarterly period ended	April 30, 2007
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Yes [ X ] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 1, 2007: 6,549,900.

The Company is a Shell company: Yes [ X ] No [  ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Financial Statements

April 30, 2007
(Unaudited)

Index

Balance Sheets	F–2

Statement of Operations	F–3

Statement of Cash Flows	F–4

Notes to Financial Statements	F–5

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	April 30,	October 31,
	2007	2006
	(Unaudited)
	$	$

Assets

Current Assets
Cash	26,023	39,516

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	2,952	-
Due to related party	-	125
Total Liabilities	2,952	125

Contingency (Note 1)

Stockholders’ Equity

Common Stock
75,000,000 shares authorized, with a $0.001 par value,
6,549,900 shares issued and outstanding	6,549	6,549
Additional Paid-in Capital	38,426	38,426
Deficit Accumulated During the Exploration Stage	(21,904)	(5,584)

Total Stockholders’ Equity	23,071	39,391

Total Liabilities and Stockholders’ Equity	26,023	39,516

The accompanying notes are an integral part of these financial statements

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Cumulative Results
			From
	Three Months	Six Months	August 4, 2006
	Ended	Ended	(date of inception)
	April 30,	April 30,	to April 30,
	2007	2007	2007
	$	$	$

Revenue	–	–	–

Expenses
Accounting and administration	450	800	800
Audit fees	2,650	5,650	5,650
Bank charges	23	120	184
General office expense	423	563	563
Legal fees	–	8,186	10,186
Mineral property costs	–	–	3,000
Transfer agent and filing fees	150	1,001	1,521

Total Expenses	3,696	16,320	21,904

Net Loss	(3,696)	(16,320)	(21,904)

Basic and Diluted Net Loss Per Share	(0.00)	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding –
basic and diluted	5,726,063	5,726,063

The accompanying notes are an integral part of these financial statements

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative Results
	Six Months	From August 4, 2006
	Ended	(date of inception)
	April 30,	to April 30,
	2007	2007
	$	$
Cash Flows From Operating Activities
Net loss	(16,320)	(21,904)
Changes in operating assets and liabilities
Accounts payable	2,952	2,952
Due to a related party	(125)	-
Net Cash Used in Operating Activities	(13,493)	(18,952)
Cash Flows From Financing Activities
Proceeds From Issuance of Common Stock	-	44,975
Net Cash Provided by Financing Activities	-	44,975
Net Increase (decrease) in Cash	(13,493)	26,023
Cash, Beginning	39,516	-
Cash, Ending	26,023	26,023

Supplemental Cash Flow Information
Cash paid for:
Interest	–	–
Income taxes	–	–

The accompanying notes are an integral part of these financial statements

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

1.	Basis of presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2006 included in the Company’s Registration Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ended October 31, 2007.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying mineral interest, and the attainment of profitable operations. As at April 30, 2007, the Company had accumulated losses of $21,904 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

We had cash resources of $26,023 as at April 30, 2007. We do not know how long the money will last. This is dependent on the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise money in the future. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Phase 1 would consist of air photo interpretation, geological mapping and geochemical rockchip sampling. The exploration program would take approximately two months to complete, weather permitting, and would cost approximately $9,500. We anticipate commencing this phase of the exploration in June 2007, weather permitting.

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

Subsequent to the end of the period, we retained the services of Richard Jeanne (Consulting and Field Geologist) to carry out Phase 1 of our exploration program. Work under Phase 1 is expected to commence in mid to late June 2007, weather permitting. Our original consulting geologist, Robert Ihchik is unavailable and does not expect to be able to provide us any time in the foreseeable future.

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

Results of Operations

FROM INCEPTION ON AUGUST 4, 2006 TO APRIL 30, 2007

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

Subsequent to the end of the period, we retained Richard Jeanne (Consulting and Field Geologist) to carry out Phase 1 of our exploration program. Our original consulting geologist, Robert Ihchik is unavailable and does not expect to be able to provide us any time in the foreseeable future.

We intend to begin Phase 1 of our exploration program in mid to late June 2007, weather permitting.

Net cash from the sale of shares since inception on August 4, 2006 to April 30, 2007 was $44,975. Since inception, we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

On August 8, 2006, we issued 2,500,000 shares of common stock through a private placement pursuant to section Regulation S of the Securities Act of 1933 to our sole officer and director, Mr. Jason Schlombs in August 2006 in consideration of $2,500. The shares were sold to a non-US person and all transaction closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

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

As of April 30, 2007 our total assets were $ 26,023 and our total liabilities were $2,952 for a working capital position of $23,071. Total liabilities were comprised of general administrative costs and transfer agent fees.

Item 3.      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being April 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.

There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive and Chief Financial Officer is appropriate, to allow timely decisions regarding required disclosure.

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

On April 19, 2007 our common stock received approval for quotation on the National Association of Securities Dealer's Inc.'s OTC Bulletin Board under the trading symbol "PFGD.OB".

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

REPORTS ON FORM 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of June 2007.

PACIFIC GOLDRIM RESOURCES, INC.

BY:	JASON SCHLOMBS
Jason Schlombs
President, Chief Executive and Financial Officer,
Treasurer, Principal Accounting Officer, Secretary and
sole member of the Board of Directors