Form 10QSB
period 2007-07-31
Pacific Goldrim Resources, Inc.
filed 2007-09-11
CIK 1384135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2007
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
Yes [ X ] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 1, 2007: 6,549,900

The Company is a Shell company:    Yes [ X ]    No [  ]

PART I

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Financial Statements

July 31, 2007
(Unaudited)

Index

Balance Sheets	F–2

Statement of Operations	F–3

Statement of Cash Flows	F–4

Notes to Financial Statements	F–5

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	July 31,	October 31,
	2007	2006
	(Unaudited)
	$	$

Assets

Current Assets
Cash	13,166	39,516

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	250	-
Due to related party	-	125
Total Liabilities	250	125

Contingency (Note 1)

Stockholders’ Equity

Common Stock
75,000,000 shares authorized, with a $0.001 par value,
6,549,900 shares issued and outstanding	6,549	6,549
Additional Paid-in Capital	38,426	38,426
Deficit Accumulated During the Exploration Stage	(32,059)	(5,584)

Total Stockholders’ Equity	12,916	39,391

Total Liabilities and Stockholders’ Equity	13,166	39,516

The accompanying notes are an integral part of these financial statements

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			Cumulative Results
			From
	Three Months	Nine Months	August 4, 2006
	Ended	Ended	(date of inception)
	July 31,	July 31,	to July 31,
	2007	2007	2007
	$	$	$

Expenses
Accounting and administration	600	1,400	1,400
Audit fees	6,070	11,720	11,720
Bank charges	44	164	228
General office expense	6	569	569
Legal fees	–	8,186	10,186
Mineral property costs	2,480	2,480	5,480
Transfer agent and filing fees	955	1,956	2,476

Total Expenses	10,155	26,475	32,059

Net Loss	(10,155)	(26,475)	(32,059)

Basic and Diluted Net Loss Per Share	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding –
basic and diluted	6,549,900	6,549,900

The accompanying notes are an integral part of these financial statements

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

		Cumulative Results
	Nine Months	From August 4, 2006
	Ended	(date of inception)
	July 31,	to July 31,
	2007	2007
	$	$

Cash Flows From Operating Activities
Net loss	(26,475)	(32,059)
Changes in operating assets and liabilities
Accounts payable	250	250
Due to a related party	(125)	-
Net Cash Used in Operating Activities	(26,350)	(31,809)
Cash Flows From Financing Activities
Proceeds From Issuance of Common Stock	-	44,975
Net Cash Provided by Financing Activities	-	44,975
Net Increase (decrease) in Cash	(26,350)	13,166
Cash, Beginning	39,516	-
Cash, Ending	13,166	13,166

Supplemental Cash Flow Information
Cash paid for:
Interest	–	–
Income taxes	–	–

The accompanying notes are an integral part of these financial statements

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Unaudited)

1.	Basis of presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2006 included in the Company’s Registration Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ended October 31, 2007.

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

We had cash resources of $13,166 as at July 31, 2007. We do not know how long the money will last. This is dependent on the amount of exploration we conduct and the cost thereof. We will not know that information until we begin exploring our property. In addition, we expect to continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents.

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

The property is undeveloped raw land. Detailed exploration and surveying has not been initiated. To our knowledge, no previous exploration activities have taken place on the property. The only events that have occurred are the acquisition of the Twelve Mile mineral claim by our sole officer and director, Jason Schlombs, who is the record owner holding the claim in trust for the Company, and the preparation of an independent Geological Report dated October 24, 2006 by Robert P. Ilchik, Consulting Geologist. Our original consulting geologist; Robert Ihchik is unavailable and does not expect to be able to provide us any time in the foreseeable future. During the period we retained Richard Jeanne to act as our Consulting Geologist and commence exploration under the proposed Two Phase Work Program.

We intend to proceed with the initial exploration program as recommended in our original independent Geological Report.

Phase 1 of the initial exploration program will consist of air photo interpretation, geological mapping and geochemical rockchip sampling. The exploration program would take approximately two months to complete, weather permitting, and would cost approximately $9,500. We anticipate completing this phase of the exploration program by the end of 2007.

Phase 2 of the initial exploration program would entail either a VLF survey (survey using very low frequency radio transmitters as the electromagnetic source to identify lateral changes in the subsurface electrical properties of the bedrock) – 10 lines, 100 m spacing or; an IP Survey (survey using induced polarization as the electromagnetic source) – 4 lines, 800 m each and would take approximately two months to complete, weather permitting, and would cost approximately $4,000 (VLF Survey) or $12,500 (IP Survey).

We do not have sufficient funds to initiate Phase 2 and will need to raise additional capital from a public offering, a private placement or loans. Depending on the analysis of our Phase 1 exploration program, our board of directors, in consultation with our consulting geologist will assess whether to proceed with any additional phases of our mineral exploration program. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for financing of mineral exploration projects at the time of our assessment. In the event our board of directors, in consultation with our consulting geologist, chooses to complete additional phases of our exploration program, we will require additional financing.

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

Results of Operations

FROM INCEPTION ON AUGUST 4, 2006 TO JULY 31, 2007

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

Our original consulting geologist, Robert Ihchik is unavailable and does not expect to be able to provide us any time in the foreseeable future. We retained the services of Richard Jeanne (Consulting Geologist) to carry out Phase 1 of our exploration program.

We have begun research and data review of available geological information as outlined in the exploration program of our Geological Report. We have consulted with our geologist to discuss plans for the continuation of Phase 1 of our exploration program.

Net cash from the sale of shares since inception on August 4, 2006 to July 31, 2007 was $44,975. Since inception, we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities.

On August 8, 2006, we issued 2,500,000 shares of common stock through a private placement pursuant to section Regulation S of the Securities Act of 1933 to our sole officer and director, Mr. Jason Schlombs in August 2006 in consideration of $2,500. The shares were sold to a non-US person and all transactions closed outside the United States of America. This was accounted for as a purchase of shares of common stock.

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

As of July 31, 2007 our total assets were $ 13,166 and our total liabilities were $250 for a working capital position of $12,916. Total liabilities were comprised of general administrative costs and transfer agent fees.

Item 3.      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report, being July 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s Chief Executive and Chief Financial Officer. Based upon that evaluation, our company’s Chief Executive and Chief Financial Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.

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

None.

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

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of September 2007.

PACIFIC GOLDRIM RESOURCES, INC.

BY:	JASON SCHLOMBS
Jason Schlombs
President, Chief Executive and Financial Officer,
Treasurer, Principal Accounting Officer, Secretary and
sole member of the Board of Directors