Form 10KSB
period 2007-10-31
Pacific Goldrim Resources, Inc.
filed 2008-01-29
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended – October 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________

Commission file number 333-139649

PACIFIC GOLDRIM RESOURCES, INC.
(Name of small business issuer in its charter)

Nevada
(State or other jurisdiction of incorporation or
organization)

1445 Pendrell Street, Suite 202
Vancouver, British Columbia, Canada	V6C 1S3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 773-9474

Securities registered under Section 12(b) of
the Exchange Act:	Name of each exchange on which registered
Title of each class
None	None

Securities registered under Section 12(g) of the Act:
None
(Title of class)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

January 15, 2008 – There are approximately 4,049,900 shares of voting common stock of the Company held by non-affiliates. The aggregate market value of the voting common stock held by non-affiliates on January 15, 2008, was $ 1,012,475, computed at $0.25 per share using the latest price of our common stock from our most recent private offering, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: January 15, 2008 – 6,549,900 shares of Common Stock

Transitional Small Business Disclosure Format YES [ ] NO [X]	(Check one):

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

General

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the term “we”, “us”, “our”, the “Company” means Pacific Goldrim Resources, Inc., unless otherwise indicated.

The Company

We were incorporated in the State of Nevada on August 4, 2006. We are an exploration stage corporation that intends to engage in the exploration of mineral properties. We do not own any interest in any property, but merely have the right to conduct exploration activities on one property that we refer to as the Twelve Mile mineral claim.

We maintain our statutory registered agent’s office at 1802 North Carson Street, Suite 212, Carson City, Nevada 89701 and our business office is located at 1445 Pendrell Street, Suite 202, Vancouver, British Columbia V6C 1S3 Canada.

Background

We are a start up, exploration stage corporation that intends to engage in the exploration of mineral properties. We acquired 100% interest in the Twelve Mile mineral claim located within the Slocan Mining Division of British Columbia. The property consists of thirteen mineral title cells comprising 667.85 acres (270.27 hectares). There has been significant historical evidence of successful past exploration projects in the area. Historical production of over 33 million ounces of silver, 130,000 metric tones of lead and almost 90,000 metric tones of zinc have been recorded for at least 12 nearby mining properties.

The record owner of the Twelve Mile mineral claim is Mr. Jason Schlombs, our sole officer and director, who holds the claim in trust for Pacific Goldrim Resources, Inc. Under British Columbia law, title to mining claims must be held by a British Columbia corporation or held by an individual who is a Canadian citizen. Mr. Schlombs electronically staked and recorded his ownership in the Twelve Mile mineral claim under the electronic mineral claim staking and recording procedures established in the Province of British Columbia. A party is able to stake and record an interest in a particular mineral claim if no other party has an interest in the said claim that is in good standing and on record at the Provincial Mining Recorder’s Office. There is no formal agreement between Mr. Schlombs and the Province of British Columbia.

In late September 2006, we retained the services of Robert P. Ilchik, consulting geologist to prepare a preliminary geology report on the property; which included a recommended two-phase exploration program. Our original consulting geologist, Robert Ihchik is unavailable and does not expect to be able to provide us any time in the foreseeable future. As a result, we commissioned Richard Jeanne (consulting geologist) to carry out Phase 1 of our exploration program.

We have begun research and data review of available geological information as outlined in the exploration program of our geological report. We have consulted with our geologist to discuss plans for the continuation of Phase 1 of our exploration program.

We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

The property that is the subject of the Twelve Mile mineral claim is undeveloped and does not contain any open-pit or underground mines that can be rehabilitated. There is no commercial production plant or equipment located on the property. Currently, there is no power supply to the mineral claim. We have not yet commenced the field work phase of our initial exploration program. Exploration is currently in the planning stages. Our exploration program is exploratory in nature and there is no assurance that mineral reserves will be found.

Competitive Factors

The mineral exploration industry, in general, is intensely competitive and fragmented. Even if commercial quantities of reserves are discovered, a ready market may not exist for the sale of the reserves.

We are a very small exploration company. Most companies operating in this industry are more established and have greater resources to engage in the exploration of mineral claims. We were incorporated on August 4, 2006 and our operations are not well-established. Our resources at the present time are limited. As a result of continuing losses, we may exhaust all of our resources and be unable to complete the exploration of the Twelve Mile mineral claim. There is also significant competition to retain qualified personnel to assist in conducting mineral exploration activities. If a commercially viable deposit is found to exist and we are unable to retain additional qualified personnel, we may be unable to enter into production and achieve profitable operations. These factors set forth above could inhibit our ability to compete with other companies in the industry and enter into production of the mineral claim if a commercially viable deposit is found to exist.

Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Government Regulations

Our mineral exploration program is subject to the British Columbia Mineral Tenure Act Regulation. This act sets forth rules for:

*	locating claims
*	working claims
*	reporting work performed

The Mineral Tenure Act (British Columbia) and Regulation also governs the work requirements for a claim including the minimum annual work requirements necessary to maintain a claim. The required amount of expenditures toward exploration work is set by the Province of British Columbia and can be altered at their sole discretion. Currently, the amount required to be expended annually for exploration work within the first three years that the mineral claim is acquired is $4.00 Cdn per hectare. If the mineral claim has been maintained for more than three years, the amount required to be expended annually is at least $8.00 Cdn per hectare. If no work is conducted, the equivalent amount must be paid to the Province of British Columbia as a fee.

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our activities.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mineral properties. Its goals are to protect the environment through a series of regulations affecting:

1.	Health and Safety
2.	Archaeological Sites
3.	Exploration Access

We are responsible for providing a safe working environment, not to disrupt archaeological sites, and to conduct our activities as to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mineral activities. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our activities and know what that will involve from an environmental standpoint.

We are in compliance with the Mineral Tenure Act (British Columbia) and the British Columbia Mineral Exploration Code and will continue to comply with the act in the future. We believe that compliance with these regulations will not adversely affect our business activities in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We cannot speculate on those costs in light of our ongoing plans for exploration. When we are ready to drill, we will notify the B.C. Inspector of Mines. He will require a bond to be put in place to assure that the property will be restored to its original condition.

Subcontractors

We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees

At present, we have no employees, other than our sole officer and director, Jason Schlombs. Mr. Schlombs is a part-time employee and will devote about 10% of his time to our operation. Mr. Schlombs does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to Mr. Schlombs. Mr. Schlombs will handle our administrative duties. Because Mr. Schlombs is inexperienced with exploration, he will hire qualified persons to perform the surveying, exploration, and excavating of our property.

Research and Development Expenditures

Our business plan is focused on the long-term exploration and development of our mineral property. We do not anticipate that we will expend any significant funds on research and development over the next twelve months ending October 31, 2008.

Purchase or Sale of Equipment

We do not intend to purchase any significant equipment over the next twelve months ending October 31, 2008.

RISK FACTORS

Risks associated with Pacific Goldrim Resources, Inc.:

     1. Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

     2. Because the probability of an individual prospect ever having reserves is extremely remote, any funds spent on exploration will probably be lost.

     The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which may result in a loss of your investment.

     3. Our management has limited technical training and experience in mineral activities and consequently our activities, earnings and ultimate financial success could be irreparably harmed.

     Our management has limited technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, management may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our activities, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in the industry.

     4. We lack an operating history and have losses, which we expect to continue into the future. As a result, we may have to suspend or cease activities.

     We were incorporated in August 2006 and we have not started our proposed business activities or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $36,040. The loss was a result of the payment of fees for staking and maintaining our claims, audit fees, legal and accounting fees, transfer agent and filing fees, bank charges and general office expenses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to locate a profitable mineral property
*	our ability to generate revenues
*	our ability to reduce exploration costs.

     Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues may cause us to suspend or cease activities.

     5. Because we will have to spend additional funds to determine if we have a reserve, if we cannot raise the money we may have to cease operations and you could lose your investment.

     Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit; a reserve.

     6. Because our management only has limited technical training or experience in exploring for, starting, and operating an exploration program, management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. As a result, we may have to suspend or cease activities, which will result in the loss of your investment.

     Our management has limited experience with exploring for, starting, and operating an exploration program. Further, our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our activities, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease activities, which will result in the loss of your investment.

     7. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration activities.

     Our proposed exploration work can only be performed approximately six to seven months out of the year. This is because rain and snow cause the roads leading to our claim to be impassible during five to six months of the year. When roads are impassible, we are unable to conduct exploration activities on the property.

     8. Because we are small and do no have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

     Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing reserve may go undiscovered. Without a reserve, we cannot generate revenues and you may lose your investment.

     9. We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend activities.

     Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

     10. Because Mr. Jason Schlombs has other outside business activities and will only be devoting 10% of his time or approximately four hours per week to our activities, our activities may be sporadic which may result in periodic interruptions or suspensions of exploration.

     Because Mr. Jason Schlombs, our sole officer and director, has other outside business activities and he will be only be devoting 10% of his time or four hours each per week to our activities, our activities may be sporadic and occur at times which are convenient to Mr. Schlombs. As a result, exploration of the property may be periodically interrupted or suspended.

     11. Because title to the property is held in the name of another person, if he transfers the property to someone other than us, we will cease activities.

     Title to the property upon which we intend to conduct exploration activities is not held in our name. Title to the property is recorded in the name of Mr. Jason Schlombs. If Mr. Schlombs transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease activities. We believe if Mr. Schlombs transfers title to a third party, we will not have any claim against Mr. Schlombs. Under British Columbia law, title to British Columbia mineral claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

     12. Because all of our assets and our sole officer and director is located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or our sole officer and director.

     All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our sole director and officer is a national and/or resident of a country other than the United States, and all or a substantial portion of such person’s assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our sole officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our sole director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our sole director and officer predicated upon the securities laws of the United States or any state thereof.

     13. Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

     We have only one officer and director. He is responsible for our managerial and organizational structure, which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, he will be responsible for the administration of the controls. Should he not have sufficient experience, he may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the Securities Exchange Committee which ultimately could cause us to lose money.

     14. Because there is no public trading market for our common stock, you may not be able to resell your stock.

     There is no trading market for shares of the Company’s common stock. Although our common stock received approval for quotation on the Financial Industry Regulatory Authority’s Bulletin Board on April 19, 2007, it has not yet traded. We cannot provide assurance that any established trading market for the Company’s common stock will develop or be maintained. If an established trading market for our common stock does not develop, then you may not be able to resell your shares of our common stock and you may lose all of your investment. Even if a significant market for our common stock should develop, the market price for our common stock may be significantly affected by the current stage of our business plan and our lack of revenues and our financial and operations result from time-to-time. Further, equity markets in general and the Bulletin Board in particular can experience extreme volatility that can affect the market price of equity securities in ways that are often unrelated or disproportionate to the operating performance of the issuer companies. You should not invest in our company unless you are prepared to hold onto your securities for a significant period of time.

     15. Because we may issue additional shares of common stock, your investment could be subject to substantial dilution.

     We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us.

     16. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

     Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

ITEM 2.     DESCRIPTION OF PROPERTY.

Our administrative office is located at Suite 202- 1445 Pendrell Street, Vancouver, British Columbia V6C 1S3 CANADA and our telephone number is (604) 773-9474.

In September 2006, we acquired the right to explore one property located within the Slocan Mining Division of British Columbia. We do not own any property. The property consists of thirteen mineral title cells comprising 667.85 acres (270.27 hectares). Our sole officer and director; Jason Schlombs electronically staked and recorded his ownership in the Twelve Mile mineral claim under the electronic mineral claim staking and recording procedures established in the province of British Columbia. Mr. Schlombs holds the claim in trust for the Company.

Under British Columbia law, title to British Columbia mineral claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. Since we are an American corporation, we can never possess legal mineral claim to the land. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation, the accounting costs of audited financial statements for the subsidiary corporation, together with the legal and accounting costs of expanding this registration statement would cost several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Schlombs will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Schlombs transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend activities and we will have no cause of action against Mr. Schlombs. Mr. Schlombs has agreed verbally with us not to cause the title to pass to another entity.

To date we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian constitution in the province where the minerals are located. In the case of the Company’s property, that is the province of British Columbia.

In the nineteenth century, the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. Our property is one such acquisition. Accordingly, fee simple title to our property resides with the Crown. That means that the Crown owns the surface and minerals.

Our claim is a mineral title claim issued pursuant to the British Columbia Mineral Act. This gives us exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the claim continued vertically downward.

The property is unencumbered, that is there are no claims, liens, charges or liabilities against the property, and there are no competitive conditions; that is, the action of some unaffiliated third party, that could affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements. There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

The Twelve Mile mineral claim is located about 20km east New Denver. The property is underlain primarily by rocks composing the Mt. Carlye stock, and adjacent sedimentary rocks of the Slocan and Kaslo Group.

The Slocan mining division area is well known for numerous productive mineral occurrences. The locale of the Twelve Mile mineral claim is underlain by the similar rock units to those found at these mineral occurrence sites. These rocks consist of sediments, which have been intruded by the sills, dykes and plugs associates with polymetallic mineral occurrences in the region.

Past production from properties adjacent to the Twelve Mile Mineral prospect has yielded over 30 million ounces of silver and associated lead and zinc from relatively high-grade veins and replacement bodies. The geology of the Twelve Mile claim is broadly consistent with that found at these nearby mines, suggesting that there is a reasonable chance that similar mineralization could extend onto this property.

The potential for significant amounts of mineralization to be found on the property can be quickly assessed based on regional geologic interpretations and field examinations, however, no records or indications of previous exploration or mining was found on our mining prospect and we do not claim to have any minerals or reserves whatsoever at this time on the property.

Claims

The property consists of one claim; details are as follows:

Claim No.	Claim Name	Date Recorded	Expiration Date
541817	Twelve Mile	September 22, 2006	September 21, 2008

Location and Access

The property is located in southeastern British Columbia, Canada, in the Slocan Mining Division approximately 10 kilometers SSE of the settlement of Retallack, on the east side of Twelve Mile Creek near its headwaters. The community of New Denver, located on the east shore of Slocan Lake, is approximately 20 kilometers to the west.

The property is accessible by poorly improved track along Twelve Mile Creek from Highway 31A, about 6 kilometers east of Retallack. This road approaches the property from the NW, but does not provide direct access to most of the claim, which occupies rugged ground at the top of Twelve Mile Creek and the next drainage to the east.

The Twelve Mile property lies at elevations between 1,700 and 2,400 m. It occupies an area of moderate to steep slopes covered with scattered forest or rock scree and talus. Snow cover is present most years from late autumn to mid-spring, seasonal creeks are present mid or late summer.

General supplies and services such as food, lodging and banking can be obtained in New Denver, approximately 20 kilometers west of the property. More extensive supplies required to carry out operations can be obtained in the regional center of Nelson about 1.5 hours.

Physiography

Our property lies within the Selkirk Mountains, between Kootenay Lake to the east and Slocan Lake to the west. The physiographic setting of the property can be described as rounded, mountainous terrain that has been surficially altered both by the erosional and depositional (drift cover) effects of glaciation. This is a mountainous area and relief is moderate to high with steep tree-covered slopes rising to elevations approaching 2,400 meters above sea level. A large part of the area is covered by thick and typically coarse glacial till or scree slopes. The area is heavily wooded with dense fir, hemlock, cedar, balsam and spruce. The climate is generally moderate year round. Snow cover is present most years from late autumn to mid-spring, providing a six to seven month exploration season.

Property Geology

The Twelve Mile property resides in the Quesnel Terrane of the Omineca tectonic belt, and lies along the western margin of the Kootenay Arc. The Quesnel Terrane is dominated by Upper Triassic Slocan Group mudstones, which overlie Permian to Triassic Kaslo Group clastic rocks which grade upward from a basal conglomerate to limestone to volcano-clastic rocks. These rocks have been intensely folded and often show signs of having been overturned. Along its southern boundary, this sedimentary package was intruded by the Jurassic Nelson batholith, and the associated Mt. Carlyle stock. Dykes and sills related to this intrusive event extend for several kilometers into the sedimentary rocks, forming narrow contact zones of alteration.

Polymetallic silver, lead and zinc ore were first discovered in the Slocan Mining Division circa 1891. Since then production of over 33 million ounces of silver, 130,000 metric tonnes of lead and almost 90,000 metric tonnes of zinc have been recorded.

History of Previous Work

To our knowledge, there has never been exploration activity on the property.

Current State of Exploration

The property is undeveloped raw land. Detailed exploration and surveying has not been initiated. The only events that have occurred are: the acquisition of the Twelve Mile mineral claim by our sole officer and director, Jason Schlombs, who is the record owner, holding the claim in trust for the Company; the preparation of an independent Geological Report, containing a proposed two phase exploration program dated October 24, 2006 by Robert P. Ilchik, consulting geologist. Our original consulting geologist, Robert Ihchik is unavailable and does not expect to be able to provide us any services in the foreseeable future. As a result, we retained Richard Jeanne to act as our consulting geologist and commence exploration under the proposed two phase exploration program. We have begun research and data review of available geological information as outlined in the exploration program of our geological report.

Our Proposed Exploration Program

We intend to explore for silver, lead and zinc. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we may cease activities and you will lose your investment.

We do not own any interest in any property, but merely have the right to conduct exploration activities on one property.

We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Detailed exploration and surveying has not been initiated. To our knowledge, no previous exploration activities have taken place on the property. The property that is the subject of the Twelve Mile mineral claim is undeveloped and does not contain any open-pit or underground mines that can be rehabilitated. There is no commercial production plant or equipment located on the property. Currently, there is no power supply to the mineral claims.

We have not yet commenced the field work phase of our initial exploration program. The only events that have occurred are the acquisition of the Twelve Mile mineral claim by Mr. Schlombs, using the BC Mineral Title website as administered by the Mineral Tenure Act of British Columbia and the preparation of an independent Geological Report by Robert P. Ilchik, Consulting Geologist. The geological report discusses the history and exploration of mineral claims on properties adjacent to the Twelve Mile claim, the regional and local geology of the mineral claim, the mineralization and the geological formations identified as a result of the prior exploration. The report also contains a recommended two phase exploration program consisting of air photo interpretation, geological mapping and geochemical rockchip sampling and further detailed geophysical surveying to outline any areas where drilling would be warranted. Our exploration program should take approximately 180 days to complete, weather permitting.

We have begun research and data review of available geological information as outlined under Phase 1 of our recommended exploration program described below and have consulted with our current geologist; Richard Jeanne to discuss plans for the continuation of Phase 1 exploration work.

Phase 1 of the initial exploration program will consist of air photo interpretation, geological mapping and geochemical rockchip sampling. The exploration program will take approximately two months to complete, weather permitting, and would cost approximately $9,500.

Should the results from exploration be positive we will move forward to Phase 2. Phase 2 of the initial exploration program will entail either a VLF survey (survey using very low frequency radio transmitters as the electromagnetic source to identify lateral changes in the subsurface electrical properties of the bedrock) – 10 lines, 100 m spacing or; an IP Survey (survey using induced polarization as the electromagnetic source) – 4 lines, 800 m each and would take approximately three months to complete, weather permitting, and would cost approximately $4,000 (VLF Survey) or $12,500 (IP Survey).

Depending on the analysis of our Phase 1 and 2 exploration programs, our board of directors, in consultation with our consulting geologist will assess whether to proceed with any additional exploration activities. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for financing of mineral exploration projects at the time of our assessment. In the event our board of directors, in consultation with our consulting geologist, chooses to complete additional phases of our exploration program, we will require additional financing.

Currently, we do not have sufficient funds to complete Phase 1 or to initiate Phase 2 and will need to raise additional capital from a public offering, a private placement or loans.

We anticipate that additional funding will be in the form of issuance of debt and/or equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funds from the sale of our common stock to pay all of our anticipated expenses. Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination but has not entered into any agreement for any of the foregoing. There can be no assurance that additional financing will be available to us when needed, or, if available, that it can be obtained on commercially reasonable terms. We currently have no plans or commitments for additional funding.

Our exploration program is exploratory in nature and there is no assurance that mineral reserves will be found. In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds in the form of issuance of debt and/or equity financing from the sale of our common stock. If we need additional money and cannot raise it, we may have to suspend or cease activities.

ITEM 3.     LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established trading market for shares of our common stock. Our common stock received approval for quotation on the Financial Industry Regulatory Authority’s Bulletin Board on April 19, 2007 under the trading symbol “PFGD.OB”, but it has not yet traded. We cannot provide assurance that any established trading market for our common stock will develop or be maintained.

Our common shares are issued in registered form. Signature Stock Transfer, Inc. PMB 317, 2220 Coit Road, Suite 480, Plano, TX 75075, (Telephone: (972) 612-4120; Facsimile: (972) 612-4122) is the transfer agent for our common shares.

There are no plans, proposals, arrangements or understandings with any person with regards to the development of a trading market in any of our securities.

Holders

As at January 15, 2008 the shareholders’ list of our common shares showed 34 registered shareholders and 6,549,900 shares outstanding.

Dividends

We have not declared any cash dividends with respect to our common stock since incorporation and we do not anticipate that we will do so in the foreseeable future. Although there are no material restrictions limiting, or that are likely to limit our ability to pay dividends on our common stock, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended October 31, 2007.

Section 15(g) of the Exchange Act

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market. Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in the understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/deal compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules, the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association for information on the disciplinary history of broker/dealers and their associates persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity Compensation Plans.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

Cautionary Statement Regarding Forward-looking Statements

This section of the prospectus includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-KSB.

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

Our auditors have issued a going concern opinion. Our auditors have a substantial doubt that the Company will be able to continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we find economically recoverable mineral reserves and begin removing and selling minerals. We expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. Accordingly, we will need to raise cash from sources other than the sale of minerals found on the property.

If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds. Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination. There can be no assurance that additional financing will be available to us when needed, or, if available, that it can be obtained on commercially reasonable terms. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals that are found can be economically and profitably processed.

Plan of Operations

Our business plan is to proceed with the exploration of the Twelve Mile mineral claim to determine whether there is mineralized material located thereunder. Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body that has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

We must conduct exploration to determine if mineralized material exists on the property.

The property is undeveloped raw land. Detailed exploration and surveying has not been initiated. To our knowledge, no previous exploration activities have taken place on the property. We intend to proceed with the initial exploration program as recommended in our original independent geological report.

Phase 1 of the initial exploration program will consist of air photo interpretation, geological mapping and geochemical rockchip sampling. The exploration program will take approximately two months to complete, weather permitting, and would cost approximately $9,500.

Should the results from exploration be positive we will move forward to Phase 2. Phase 2 of the initial exploration program will entail either a VLF survey (survey using very low frequency radio transmitters as the electromagnetic source to identify lateral changes in the subsurface electrical properties of the bedrock) – 10 lines, 100 m spacing or; an IP Survey (survey using induced polarization as the electromagnetic source) – 4 lines, 800 m each and would take approximately three months to complete, weather permitting, and would cost approximately $4,000 (VLF Survey) or $12,500 (IP Survey).

Depending on the analysis of our Phase 1 and 2 exploration programs, our board of directors, in consultation with our consulting geologist will assess whether to proceed with any additional exploration activities. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for financing of mineral exploration projects at the time of our assessment. In the event our board of directors, in consultation with our consulting geologist, chooses to complete additional phases of our exploration program, we will require additional financing. We currently have no plans or commitments for additional funding.

Currently, we do not have sufficient funds to complete Phase 1 or to initiate Phase 2 and will need to raise additional capital from a public offering, a private placement or loans.

We anticipate that additional funding will be in the form of issuance of debt and/or equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funds from the sale of our common stock to pay all of our anticipated expenses. Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination but has not entered into any agreement for any of the foregoing. There can be no assurance that additional financing will be available to us when needed, or, if available, that it can be obtained on commercially reasonable terms.

We currently have no plans or commitments for additional funding.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from activities. We cannot guarantee we will be successful in our business activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct research and exploration of our property before we start production of any minerals we may find. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our activities. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on August 4, 2006 to October 31, 2007

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

Our original consulting geologist, Robert Ihchik is unavailable and does not expect to be able to provide us any services in the foreseeable future. We have retained the services of Richard Jeanne (consulting geologist) to complete Phase 1 of our exploration program.

We have begun research and data review of available geological information as outlined in the exploration program of our geological report. We have consulted with our geologist to discuss plans for the continuation of Phase 1 of our exploration program.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our only other source for cash at this time is investments by others in Pacific Goldrim Resources, Inc. We must raise cash to implement our exploration and stay in business.

Since inception, we issued 6,549,900 shares of common stock in a private placement for cash proceeds of $44,975. On August 8, 2006 we issued 2,500,000 shares of common stock at $0.001 per share for proceeds of $2,500. An additional 4,000,000 shares of common stock were issued at $0.0075 per share on August 25, 2006 for proceeds of $30,000. 49,900 shares of common stock were issued on August 31, 2006 at $0.25 per share for proceeds of $12,475. Since inception, we have used our common stock to raise money to register the title, for corporate expenses and to repay outstanding indebtedness.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business activities. Further, we own no property.

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

As of October 31, 2007 our total assets were $9,185 and our total liabilities were $250 for a working capital position of $8,935. Total liabilities were comprised of general administrative costs and transfer agent fees.

We do not have sufficient funds to meet our administrative operation obligations for the next twelve months. We will need additional capital to carry out all of our obligations and business strategies. We intend to raise additional capital required to fund our financing needs by issuance of debt and/or equity. Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination, but has not entered into any agreement for such a combination.

We incurred a loss of $30,456 for the year ended October 31, 2007 and we have incurred an aggregate deficit since inception of $36,040. As at October 31, 2007, we had cash of $9,185 and current liabilities of $250. As we have yet to commence operations, we have not generated any revenues and there can be no assurance that we can generate significant revenues from operations. We expect to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. For the twelve months ended October 31, 2008, we anticipate that we will require $30,000 for professional fees for our periodic filing requirements and miscellaneous office expenses. We cannot sustain our operations from existing cash over the next 12 months.

We intend to raise additional capital required to fund our financing needs by issuance of debt and/or equity. Management has been exploring a number of options to meet our obligations and future capital requirements, including the possibility of equity offering, debt financing, and business combination, but has not entered into any agreement for such a combination.

There can be no assurance that additional financing will be available to us when needed, or, if available, that it can be obtained on commercially reasonable terms.

ITEM 7.     FINANCIAL STATEMENTS.

Our audited financial statements for the years ended October 31, 2007 and 2006 have been audited by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants and immediately follow.

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Financial Statements

October 31, 2007

Index
Report of Independent Registered Public Accounting Firm...........................................................................................................................................	F–1
Balance Sheets ......................................................................................................................................................................................................	F–2
Statements of Operations .......................................................................................................................................................................................	F–3
Statements of Cash Flows ......................................................................................................................................................................................	F–4
Statement of Stockholders’ Equity ..........................................................................................................................................................................	F–5
Notes to Financial Statements ................................................................................................................................................................................	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Pacific Goldrim Resources, Inc.

We have audited the accompanying balance sheets of Pacific Goldrim Resources, Inc. (an exploration stage company) as of October 31, 2007 and 2006 and the statements of operations, stockholders' equity and cash flows for the year ended October 31, 2007, the period from August 4, 2006 (date of inception) through October 31, 2006 and the period from August 4, 2006 (date of inception) through October 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Pacific Goldrim Resources, Inc. as of October 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended October 31, 2007, the period from August 4, 2006 (date of inception) through October 31, 2006 and the period from August 4, 2006 (date of inception) through October 31, 2007 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DMCL
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
January 18, 2008

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	October 31,	October 31,
	2007	2006
	$	$

Assets

Current Assets
Cash	9,185	39,516

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	250	-
Due to related party (Note 4)	-	125
	250	125

Stockholders’ Equity

Common stock (Note 5)
75,000,000 shares authorized, with a $0.001 par value,
6,549,900 shares issued and outstanding	6,549	6,549
Additional paid-in capital	38,426	38,426
Deficit accumulated during the exploration stage	(36,040)	(5,584)
Total Stockholders’ Equity	8,935	39,391
Total Liabilities and Stockholders’ Equity	9,185	39,516

The accompanying notes are an integral part of these financial statements

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Statements of Operations

	Year Ended	August 4, 2006	August 4, 2006
	October 31,	(date of inception)	(date of inception)
	2007	to October 31, 2006	to October 31, 2007
	$	$	$

Expenses

Accounting and administration	1,800	-	1,800
Audit fees	13,840	-	13,840
Bank charges	192	64	256
General office expenses	583	-	583
Legal fees	8,186	2,000	10,186
Mineral property costs	3,694	3,000	6,694
Transfer agent and filing fees	2,161	520	2,681
Total Expenses	30,456	5,584	36,040

Net Loss	(30,456)	(5,584)	(36,040)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding – Basic and Diluted	6,549,900	5,726,063

The accompanying notes are an integral part of these financial statements

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

	Year Ended	August 4, 2006	August 4, 2006
	October 31,	(date of inception)	(date of inception)
	2007	to October 31, 2006	to October 31, 2007
	$	$	$

Cash flows from Operating Activities

Net loss	(30,456)	(5,584)	(36,040)
Changes in operating assets and liabilities
Accounts payable	250	–	250
Due to related party	(125)	125	–

Net Cash Used in Operating Activities	(30,331)	(5,459)	(35,790)
Cash flows from Financing Activities
Proceeds from issuance of common stock	–	44,975	44,975
Net Cash Provided by Financing Activities	–	44,975	44,975

Net increase (decrease) in Cash	(30,331)	39,516	9,185

Cash, Beginning	39,516	–	–
Cash, Ending	9,185	39,516	9,185

Supplemental cash flow information
Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

The accompanying notes are an integral part of these financial statements

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity
For the period from August 4, 2006 (date of inception) to October 31, 2007

				Deficit
				Cumulative
			Additional	During the
	Common Shares		Paid-in	Exploration
	Number	Par Value	Capital	Stage	Total
		$	$	$	$
Balance August 4, 2006
(Date of Inception)	–	–	–	–	–

Shares issued for cash at
$0.001 per share	2,500,000	2,500	–	–	2,500

Shares issued for cash at
$0.0075 per share	4,000,000	4,000	26,000	–	30,000

Shares issued for cash at
$0.25 per share	49,900	49	12,426	–	12,475

Net loss	–	–	–	(5,584)	(5,584)

Balance, October 31, 2006	6,549,900	6,549	38,426	(5,584)	39,391

Net loss	–	–	–	(30,456)	(30,456)

Balance, October 31, 2007	6,549,900	6,549	38,426	(36,040)	8,935

The accompanying notes are an integral part of these financial statements

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2007

1.	Nature of Operations and Continuance of Business

Pacific Goldrim Resources, Inc (the “Company”) was incorporated in the State of Nevada on August 4, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s business plan is to acquire, explore and develop mineral properties. The Company has not determined whether its mining claims contain ore reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At October 31, 2007 the Company has limited cash resources and will require new financing, either through issuing shares or debt, to continue the development of its business. Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource property, confirmation of the Company’s interests in the underlying property, obtain necessary financing and then profitable operations. As at October 31, 2007, the Company has accumulated losses of $ 36,040 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars. The Company’s fiscal year-end is October 31.

	b)	Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2007

2.	Summary of Significant Accounting Policies (continued)

	c)	Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

	d)	Financial Instruments

The fair values of cash and accounts payable approximate their carrying values because of the short-term maturity of these instruments.

	e)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	f)	Income Taxes

The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute deferred tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2007

2.	Summary of Significant Accounting Policies (continued)

	g)	Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. No stock based compensation has been granted to date.

	h)	Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

	i)	Recent Accounting Pronouncements

a.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009.

b.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. The statement will apply prospectively to business combinations occurring in the Company’s fiscal year beginning November 1, 2009. The Company is evaluating the impact adopting SFAS 141R will have on its financial statements.

3.	Mineral Property

In September 2006, we acquired the right to explore one property located within the Slocan Mining Division of British Columbia. We do not own any property. The claim is registered in the name of the President of the Company, who is holding the claim in trust on behalf of the Company.

4.	Related Party Transactions

As at October 31, 2007 there are no amounts due to related parties (2006-$125 owed to the Company’s sole director and officer for expenses paid on behalf of the Company).

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2007

5. Common Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period ending October 31, 2006 the Company issued 2,500,000 shares of common stock at $0.001 per share, 4,000,000 shares of common stock at $0.0075 per share and 49,900 shares of common stock at $0.25 per share for cash proceeds of $44,975.

6. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $36,040 commencing expiry in 2026. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at October 31, 2007 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2007	2006
	$	$
Net operating losses carried forward	36,040	5,584
Statutory tax rate	35%	35%
Effective tax rate	–	–
Deferred tax asset	12,614	1,954
Valuation allowance	(12,614)	(1,954)
Net deferred tax asset	–	–

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our fiscal year end is October 31. Our financial statements for the period from inception to October 31, 2007, included in this report, have been prepared by Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, Suite 1700 -1140 West Pender Street, Vancouver, BC, V6E 4G1. Their report is given upon their authority as experts in accounting and auditing.

ITEM 8A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, has concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS;
                    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of the sole director and executive officer of Pacific Goldrim Resources, Inc.:

			Date First Elected or
Name	Age	Positions	Appointed

Jason Schlombs	31	President, Director, Chief Executive Officer, Chief	August 4, 2006
		Financial Officer, Secretary/Treasurer, Principal
		Accounting Officer

Background of Officers and Directors

Jason Schlombs, age 31 – Jason Schlombs has been our President, Principal Executive and Financial officer, Principal Accounting officer, Secretary, Treasurer and sole member of the Board of Directors since our inception on August 4, 2006.

From September 2006 to the present, Jason Schlombs has been the Senior Graphic Designer at Top Producer Systems Inc.; a Richmond, British Columbia based company which specializes in developing sales and marketing technology software applications for real estate professionals. Prior to his employment at Top Producer Systems Inc. Mr. Schlombs spent a number of years working for a Vancouver, British Columbia private marketing agency called Ontrack Media Ltd. From March 2004 to September 2006, he was the Senior Designer/Art Director, where he set out the marketing strategies responsible for establishing a strong corporate identity for Ontrack Media’s clients, including Bell Mobility, ICBC, Intrinsyc Software, Absolute Software and several local mining companies, both in the exploration and production stage. From February 2001 to March 2004 he acted as the Marketing Manager for Verb Exchange, Inc.; a public company trading on the TSX Venture (VEI). Verb Exchange, Inc. is a leading provider of communication services and solutions operating out of Vancouver, BC. While employed at Verb Exchange, Jason Schlombs was responsible for the development and execution of their nationwide go-to-market strategy.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our sole officer and director: (1) has not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee

We do not have an audit committee or an audit committee charter.

Audit Committee Financial Expert

We do not have an audit committee financial expert as defined in Item 401(e) of Regulation S-B, and is independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934 as amended. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be too costly and burdensome at this time.

Code of Ethics

We have adopted a Code of Ethics for our directors, officers and employees. Our Code of Ethics emphasizes that all employees, officers and directors have a responsibility for maintaining financial integrity within our company that is compliant with generally accepted accounting principles and the required federal, state and provincial securities laws.

Our Code of Ethics is filed herein with the Securities and Exchange Commission as Exhibit 14.1 to this annual report.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation paid by us to our sole officer:

Summary Compensation Table

Change in Pension
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and	Year	Salary	Bonus Awards Awards Compensation				Earnings	Compensation	Total
Principal		($)	($)	($)	($)	($)	($)	($)	($)
Position
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jason Schlombs	2007	0	0	0	0	0	0	0	0

President, Treasurer,
and Secretary	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

We have not paid any salaries in 2007,2006 or 2005 and we do not anticipate paying any salaries at any time soon. We will not begin paying salaries until we have adequate funds to do so.

We do not have an employment agreement with our sole officer. We do not contemplate entering into an employment agreement with Mr. Schlombs until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named sole executive officer.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to our sole director during the last completed fiscal year. Our fiscal year end is October 31, 2007:

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Jason Schlombs	0	0	0	0	0	0	0

We have no present formal plan to pay our sole director compensation in the ensuing fiscal year.

Indemnification

Pursuant to the Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of January 28, 2008, the total number of shares beneficially owned by our sole officer and director and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Owner (1)	Percent of Class

Jason Schlombs	2,500,000	38.17%
202-1445 Pendrell Street
Vancouver, British Columbia
Canada V6C 1S3
CEO, President, CFO, Secretary,
Treasurer, Principal Accounting
Officer and Director

All directors and executive officers as a group (1 person).

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of the Company’s securities that may result in a change in control of the Company.

Securities Authorized for Issuance Under Compensatory Plans

The Company has no compensation plans.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We issued 2,500,000 shares of common stock to Mr. Jason Schlombs, our sole officer and director in August 2006, in consideration of $2,500.

Mr. Schlombs allows us to use a portion of his home as our office on a rent free basis.

ITEM 13.      EXHIBITS.

Exhibits

14.1	Code of Ethics

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Executive and Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 – Chief Executive and Chief Financial Officer

Index to Exhibits Incorporated by Reference

The following documents are incorporated herein by reference from the Company’s SB-2 Registration Statement on December 22, 2006.

Exhibit No.    Description

3.1	Articles of Incorporation
3.2	Bylaws
4.1	Stock Certificate

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees for services Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants provided during fiscal years 2007 and 2006:

	2007	2006
Audit Fees (1)	$8,000	$8,000
Audit-related fees (2)	0	0
Tax fees (3)	$1,000	$2,500
All other fees (4)	0	0

Total	$9,000	$10,500

(1)

Represents fees for professional services provided in connection with the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements, advice on accounting matters that arose during the audit and audit services.

(2)

During fiscal 2007 and 2006, the Company did not incur fees for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported elsewhere.

(3)	Represents fees for services and advice provided in connection with the preparation of the Company’s federal and state tax returns.

(4)	During fiscal 2007 and 2006 the Company did not incur any other fees related to the Company’s financial statements and other services provided.

The Company’s Board of Directors has determined that the provision of non-audit services by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, is compatible with maintaining Dale Matheson Carr-Hilton Labonte’s independence, and none of such services were pre-approved pursuant to the de minimis exception provided in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of January, 2008.

PACIFIC GOLDRIM RESOURCES, INC.

BY:  JASON SCHLOMBS
        Jason Schlombs
        President, Chief Executive and Chief Financial Officer
        and sole member of the Board of Directors