Form 10-Q
period 2008-01-31
Pacific Goldrim Resources, Inc.
filed 2008-03-04
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53052

PACIFIC GOLDRIM RESOURCES, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1445 Pendrell Street, Suite 202
Vancouver, British Columbia
Canada V6C 1S3
(Address of principal executive offices, including zip code.)

(604) 773-9474
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]   NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,549,900 as of February 21, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Note to Financial Statements	F-4

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	January 31,	October 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Assets

Current Assets
Cash	7,632	9,185

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	272	250

Stockholders’ Equity

Common Stock
75,000,000 shares authorized, with a $0.001 par value,
6,549,900 shares issued and outstanding	6,549	6,549
Additional Paid-in Capital	38,426	38,426
Deficit Accumulated During the Exploration Stage	(37,615)	(36,040)
Total Stockholders’ Equity	7,360	8,935
Total Liabilities and Stockholders’ Equity	7,632	9,185

The accompanying notes are an integral part of these financial statements

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Months	Three Months	August 4, 2006
	Ended	Ended	(date of inception)
	January 31,	January 31,	to January 31,
	2008	2007	2008
	$	$	$

Expenses

Accounting and administration	600	350	2,400
Audit fees	–	3,000	13,840
Bank charges	46	97	302
General office expense	153	140	736
Legal fees	–	8,186	10,186
Mineral property costs	–	–	6,694
Transfer agent and filing fees	776	851	3,457

Total Expenses	1,575	12,624	37,615

Net Loss	(1,575)	(12,624)	(37,615)

Basic and Diluted Net Loss Per Share	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding
– basic and diluted	6,549,900	5,726,063

The accompanying notes are an integral part of these financial statements

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months	Three Months	August 4, 2006
	Ended	Ended (date of inception)
	January 31,	January 31,	to January 31,
	2008	2007	2008
	$	$	$
Cash Flows From Operating Activities
Net loss	(1,575)	(12,624)	(37,615)
Changes in operating assets and liabilities
Accounts payable	22	182	272
Due to a related party	–	(125)	–
Net Cash Used in Operating Activities	(1,553)	(12,567)	(37,343)
Cash Flows From Financing Activities
Proceeds From Issuance of Common Stock	-	-	44,975
Net Cash Provided by Financing Activities	-	-	44,975
Net Increase (decrease) in Cash	(1,553)	(12,567)	7,632
Cash, Beginning	9,185	39,516	–
Cash, Ending	7,632	26,949	7,632

Supplemental Cash Flow Information
Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

The accompanying notes are an integral part of these financial statements

Pacific Goldrim Resources, Inc.
(An Exploration Stage Company)
Note to the Financial Statements
(Unaudited)

1.	Basis of presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2007 with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ended October 31, 2008.

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

General

     We were incorporated in the State of Nevada on August 4, 2006. We are a start-up, exploration stage corporation that intends to engage in the exploration of mineral properties. We do not own any property, but have the right to conduct exploration activities on one property; herein referred to as the Twelve Mile mineral claim. We have not yet generated or realized any revenues from our business operations.

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

     We had cash resources of $7,632 as at January 31, 2008. We do not have sufficient funds to continue with our exploration program as we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents.

     If we wish to continue our exploration program, we will need to try to raise additional funds from a public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise money in the future. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

     If we raise additional funds, we will be conducting research in the form of exploration of our property. We are not going to buy or sell any plant or significant equipment during the next twelve months.  We are not intending to buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

Plan of Operations

Our proposed exploration program

     We intended to explore for silver, lead and zinc. Our target is mineralized material. Our success will be dependant upon finding mineralized material. Mineralized material is a mineralized body that has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

     We must conduct exploration to determine if mineralized material exists and if any minerals that are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Detailed exploration and surveying has not been initiated. To our knowledge, no previous exploration activities have taken place on the property. The only events that have occurred are: the acquisition of the Twelve Mile mineral claim by our sole officer and director, Jason Schlombs, who is the record owner, holding the claim in trust for the Company, and the preparation of an independent geological report dated October 24, 2006 by Robert P. Ilchik, Consulting Geologist. Our original consulting geologist; Robert Ihchik is unavailable and does not expect to be able to provide us any services in the foreseeable future. As such, we retained Richard Jeanne to act as our Consulting Geologist and commence exploration under the proposed Two Phase Work Program.

     We have begun research and data review of available geological information as outlined under Phase 1 of our recommended exploration program described below and have consulted with our current geologist; Richard Jeanne to discuss plans for the continuation of Phase 1 exploration work.

     Phase 1 of the initial exploration program would consist of air photo interpretation, geological mapping and geochemical rockchip sampling. The exploration program was expected to take approximately two months to complete, weather permitting, and would cost approximately $9,500.

     Should the results from exploration be positive we would move forward to Phase 2. Phase 2 of the initial exploration program will entail either a VLF survey (survey using very low frequency radio transmitters as the electromagnetic source to identify lateral changes in the subsurface electrical properties of the bedrock) – 10 lines, 100 m spacing or; an IP Survey (survey using induced polarization as the electromagnetic source) – 4 lines, 800 m each and would take approximately three months to complete, weather permitting, and would cost approximately $4,000 (VLF Survey) or $12,500 (IP Survey).

     Depending on the analysis of our Phase 1 and 2 exploration programs, our board of directors, in consultation with our consulting geologist would assess whether to proceed with any additional exploration activities. This assessment would include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for financing of mineral exploration projects at the time of our assessment. In the event our board of directors, in consultation with our consulting geologist, chooses to complete additional phases of our exploration program, we will require additional financing.

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

Results of Operations

FROM INCEPTION ON AUGUST 4, 2006 TO JANUARY 31, 2008

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

     Net cash from the sale of shares since inception on August 4, 2006 to January 31, 2008 was $44,975. Since inception, we have used our common stock to raise money to register the title, for corporate expenses and to repay outstanding indebtedness.

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

     As of January 31, 2008 our total assets were $ 7,632 and our total liabilities were $272 for a working capital position of $7,360. Total liabilities were comprised of general administrative costs and transfer agent fees. We do not sufficient funds to last for twelve months and will need to secure additional capital from other sources.

ITEM 4.      CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule
13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has been signed below by the following person on behalf of the Registrant and in the capacities on this 3rd day of March, 2008 at Vancouver, British Columbia, Canada.

PACIFIC GOLDRIM RESOURCES, INC.
(Registrant)

BY:	JASON SCHLOMBS
Jason Schlombs
President, Principal Executive and Principal Financial
Officer, Treasurer/Secretary, Principal Accounting Officer,
and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-
15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).