Form 10-Q
period 2008-03-31
SMARTHEAT INC.
filed 2008-05-09
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53052

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7
Shenyang Economic and Technological Development Zone
Shenyang, China
110027
(Address of principal executive offices, including zip code.)

+86 (24) 2519-7699
(telephone number, including area code)

(Former name or former address, if changed since last report)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]   NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,549,000 shares as of April 30, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Note to Financial Statements	F-4

SmartHeat Inc.
(formerly Pacific Goldrim Resources, Inc.)
(An Exploration Stage Company)

Balance Sheets

	March 31,	October 31,
	2008	2007
	(Unaudited)	(Audited)
	$	$

Assets

Current Assets
Cash	7,338	9,185
Accounts receivable	772	-

	8,110	9,185

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accounts payable	16,429	250

Stockholders’ Deficiency

Common Stock
75,000,000 shares authorized, with a $0.001 par value,
6,549,900 shares issued and outstanding	6,549	6,549
Additional Paid-in Capital	38,426	38,426
Deficit Accumulated During the Exploration Stage	(53,294)	(36,040)

Total Stockholders’ Deficiency	(8,319)	8,935

Total Liabilities and Stockholders’ Deficiency	8,110	9,185

The accompanying notes are an integral part of these financial statements

SmartHeat Inc.
(formerly Pacific Goldrim Resources, Inc.)
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Two Months Ended March, 31		Five Months Ended March, 31		August 4, 2006 (date of inception) to March 31,

	2008	2007	2008	2007	2008
	$	$	$	$	$

Expenses

Accounting and administration	400	100	1,000	450	2,800
Audit fees	10,778	–	10,778	3,000	24,617
Bank charges	23	16	68	113	325
General office expense	107	170	260	310	843
Legal fees	1,802	–	1,802	8,186	11,988
Mineral property costs	–	–	–	–	6,694
Transfer agent and filing fees	2,570	50	3,346	901	6,027
Total Expenses	15,680	336	17,254	12,960	53,294

Net Loss	(15,680)	(336)	(17,254)	(12,960)	(53,294)

Basic and Diluted Net Loss Per Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding – basic and diluted	6,549,900	6,549,900	6,549,900	6,549,900

The accompanying notes are an integral part of these financial statements

SmartHeat Inc.
(formerly Pacific Goldrim Resources, Inc.)
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Five Months Ended March 31,		August 4, 2006 (date of inception) to March 31,
	2008	2007	2008
	$	$	$

Cash Flows From Operating Activities

Net loss	(17,254)	(12,960)	(53,294)

Changes in operating assets and liabilities

Accounts receivable	(772)	–	(772)
Accounts payable	16,179	–	16,429
Due to a related party	–	(125)	–

Net Cash Used in Operating Activities	(1,847)	(13,085)	(37,637)

Cash Flows From Financing Activities
Proceeds From Issuance of Common Stock	–	–	44,975

Net Cash Provided by Financing Activities	–	–	44,975

Net (decrease) in Cash	(1,847)	(13,085)	7,338

Cash, Beginning	9,185	39,516	–

Cash, Ending	7,338	26,431	7,338

Supplemental Cash Flow Information
Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

The accompanying notes are an integral part of these financial statements

 SmartHeat Inc.
(formerly Pacific Goldrim Resources, Inc.)
(An Exploration Stage Company)

Notes to the Financial Statements
March 31, 2008
(Unaudited)

1.           Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared by SmartHeat Inc. (formerly known as Pacific Goldrim Resources, Inc.) (the "Company") in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2007 with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the five months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Subsequent to the period end, the Company entered into a Share Exchange Agreement with Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd., a plate heat exchange products company organized under the laws of the People's Republic of China ("Taiyu"), and the shareholders of Taiyu.  Refer to Note 2 below.

2.           Subsequent Events

On April 14, 2008, the Company entered into and consummated a series of agreements which resulted in the acquisition of all of share capital of Taiyu, the divestiture of the Company's prior exploration business, and the change of the Company's name to SmartHeat Inc.  The acquisition of Taiyu's share capital was accomplished pursuant to the terms of a Share Exchange Agreement dated April 14, 2008 (the "Share Exchange Agreement") by and among the Company's wholly owned subsidiary SmartHeat Inc., a Nevada corporation ("SmartHeat"), Taiyu and all of the shareholders of Taiyu (the "Taiyu Shareholders").  At the closing under the Share Exchange Agreement all of the equitable and legal rights, title and interests in and to Taiyu's share capital in the amount of Yuan 25,000,000 was exchanged for an aggregate of 18,500,000 shares of SmartHeat common stock (the "Share Exchange").  As a result of the Share Exchange, Taiyu became a wholly-owned subsidiary of SmartHeat.  SmartHeat was thereafter immediately merged into the Company.

SmartHeat Inc.
(formerly Pacific Goldrim Resources, Inc.)
(An Exploration Stage Company)

Notes to the Financial Statements
March 31, 2008 (Unaudited)

2.           Subsequent Events (continued)

In addition, the following actions occurred under the terms of the Share Exchange Agreement:

Immediately following the closing of the Share Exchange, the Company transferred all of its pre-closing assets and liabilities (other than the obligation to pay a $10,000 fee to the Company's audit firm) to a wholly owned subsidiary, PGR Holdings, Inc., a Nevada corporation ("SplitCo"), under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated April 14, 2008.  The Company also sold all of the outstanding capital stock of SplitCo to Jason Schlombs (the former director and officer, and a major shareholder, of the Company) pursuant to a Stock Purchase Agreement dated April 14, 2008 in exchange for the surrender of 2,500,000 shares of the Company's common stock held by Mr. Schlombs.

As a condition to the closing of the Share Exchange, Mr. Jun Wang, the Chairman and Chief Executive Officer of Taiyu was appointed to the board of directors of the Company.  Mr. Wang is the sole member of the board of directors as of the date hereof, Mr. Schlombs, having resigned effective as of the close of business on April 15, 2008.

Also as a condition to the closing of the Share Exchange, Mr. Schlombs resigned as the President, Chief Executive Officer, Secretary and Treasurer of the Company and Mr. Jun Wang was appointed as President and Chief Executive Officer, Ms. Zhijuan Guo was appointed as Chief Financial Officer and Ms. Huajun Ai was appointed as Corporate Secretary.

As a result of the Share Exchange and the cancellation of the 2,500,000 shares of the Company's common stock pursuant to the Split-Off Agreement, there are 22,549,900 shares of the Company's common stock issued and outstanding, approximately 82.04% of which are held by the former Taiyu Shareholders.  The shareholders of the Company immediately prior to the completion of these transactions hold the remaining 17.96% of the issued and outstanding share capital of SmartHeat.

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

The following discussion and analysis of our financial condition and results of operations relates to the period ended March 31, 2008.  As disclosed in Item 5 of this Part II  as a subsequent event, on April 14, 2008 we completed a series of transactions that changed our operations as described in detail in our Current Report on Form 8-K, filed with the SEC on April 18, 2008.  We refer you to that report for  further description of the transactions and our business going forward.

As used in this quarterly report the terms “we”, “us”, “our”, and the “Company” means SmartHeat Inc. (formerly known as Pacific Goldrim Resources, Inc.), unless otherwise indicated.

General

We were incorporated in the State of Nevada on August 4, 2006.  We are a start-up, exploration stage corporation that had intended to engage in the exploration of mineral properties.  We do not own any property, but have the right to conduct exploration activities on one property; herein referred to as the Twelve Mile mineral claim.

Our auditors have issued a going concern opinion.  Our auditors have a substantial doubt that the Company will be able to continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated or realized any revenues from our business operations.  The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependant upon its successful efforts to raise additional equity financing and/or attain profitable operations.   Accordingly, we will need to raise cash from sources other than the sale of minerals found on the property.  Our only other source for cash at this time is investments by others in our Company.

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

We had cash resources of $7,338 and accounts receivable of $772 as at March 31, 2008.  We do not have sufficient funds to continue with our exploration program as we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents.

Management is exploring a variety of options to meet the Company’s cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations.

Plan of Operations

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

We have begun research and data review of available geological information as outlined under Phase 1 of our recommended exploration program described below and have consulted with our current geologist; Richard Jeanne to discuss plans for Phase 1 exploration work.

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

For the period ended March 31, 2008, much of our efforts were directed at locating new business opportunities. Our plan of operation over the next twelve months will be to consider guidelines of industries in which the Company may hold an interest; to adopt a business plan regarding engaging in a business in any selected industry and to commence such operations through funding by issuing debt and/or equity securities.

If we are unable to identify any new business opportunities and cannot generate sufficient revenues to fund all of our anticipated expenses, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Results of Operations

FROM INCEPTION ON AUGUST 4, 2006 TO MARCH 31, 2008

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

Net cash from the sale of shares since inception on August 4, 2006 to March 31, 2008 was $44,975. Since inception, we have used our common stock to raise money to register the title, for corporate expenses and to repay outstanding indebtedness.

Our auditors have a substantial doubt that the Company will be able to continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated or realized any revenues from our business operations.  Accordingly, we will need to raise cash from sources other than the sale of minerals found on the property. The ability of the Company to emerge from the exploration stage with respect to any planned principal business activity is dependant upon its successful efforts to raise additional equity financing and/or attain profitable operations. Due to our inability to commence exploration on our mining property in British Columbia, Canada on a timely basis we are considering other business opportunities.

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

As of March 31, 2008 our total assets were $ 8,110 and our total liabilities were $16,429 for a working capital deficit of $8,319. Total liabilities were comprised of general administrative costs, audit fees and transfer agent fees.  We do not sufficient funds to last for twelve months and will need to secure additional capital from other sources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures - We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Additionally, there were no significant changes in our internal controls or in other factors that  could significantly affect theses controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART I – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.  OTHER INFORMATION

Share Exchange and Related Transactions

On April 14, 2008, the Company entered into and consummated a series of agreements which resulted in the acquisition of all of share capital of Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd, a plate heat exchange products company organized under the laws of the People's Republic of China ("Taiyu"), the divestiture of the Company's prior exploration business, and the change of the Company's name to SmartHeat Inc.  The acquisition of Taiyu's share capital was accomplished pursuant to the terms of a Share Exchange Agreement dated April 14, 2008 (the "Share Exchange Agreement") by and among the Company's wholly owned subsidiary SmartHeat Inc., a Nevada corporation ("SmartHeat"), Taiyu and all of the shareholders of Taiyu (the "Taiyu Shareholders").  At the closing under the Share Exchange Agreement all of the equitable and legal rights, title and interests in and to Taiyu's share capital in the amount of Yuan 25,000,000 was exchanged for an aggregate of 18,500,000 shares of SmartHeat common stock (the "Share Exchange").  As a result of the Share Exchange, Taiyu became a wholly-owned subsidiary of SmartHeat.  SmartHeat was thereafter immediately merged into the Company.

In addition, the following actions occurred under the terms of the Share Exchange Agreement:

•
Immediately following the closing of the Share Exchange, the Company transferred all of its pre-closing assets and liabilities (other than the obligation to pay a $10,000 fee to the Company's audit firm) to a wholly owned subsidiary, PGR Holdings, Inc., a Nevada corporation ("SplitCo"), under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated April 14, 2008.  The Company also sold all of the outstanding capital stock of SplitCo to Jason Schlombs (the former director and officer, and a major shareholder, of the Company) pursuant to a Stock Purchase Agreement dated April 14, 2008 in exchange for the surrender of 2,500,000 shares of the Company's common stock held by Mr. Schlombs.

•
As a condition to the closing of the Share Exchange, Mr. Jun Wang, the Chairman and Chief Executive Officer of Taiyu was appointed to the board of directors of the Company.  Mr. Wang is the sole member of the board of directors as of the date hereof, Mr. Schlombs, having resigned effective as of the close of business on April 15, 2008.

•
Also as a condition to the closing of the Share Exchange, Mr. Schlombs resigned as the President, Chief Executive Officer, Secretary and Treasurer of the Company and Mr. Jun Wang was appointed as President and Chief Executive Officer, Ms. Zhijuan Guo was appointed as Chief Financial Officer and Ms. Huajun Ai was appointed as Corporate Secretary.

As a result of the Share Exchange and the cancellation of the 2,500,000 shares of the Company's common stock pursuant to the Split-Off Agreement, there are 22,549,900 shares of the Company's common stock issued and outstanding, approximately 82.04% of which are held by the former Taiyu Shareholders.  The shareholders of the Company immediately prior to the completion of these transactions hold the remaining 17.96% of the issued and outstanding share capital of SmartHeat.

SmartHeat designs, manufactures, sells, and services plate heat exchangers ("PHEs"), compact plate heat exchanger units ("PHE Units"), and heat meters for a broad range of industries, including petroleum refining, petrochemicals, power generation, metallurgy, food & beverage, and chemical processing.  SmartHeat is one of three authorized dealers of Sondex A/S, one of the world's leading PHE manufacturers, for the industrial and energy sectors in the People's Republic of China and sells PHEs under the "Sondex" brand name. PHE Units are designed by SmartHeat engineers and assembled with Sondex plates, which are then sold under the brand name "Taiyu."

A more complete description of the Share Exchange and related transactions, as well as a detailed discussion of the business of SmartHeat following the consummation of these transactions, is included in the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on April 18, 2008.

Change in Fiscal Year

In connection with the consummation of the Share Exchange and related transactions discussed above, our fiscal year end has been changed from October 31 to December 31, effective as of April 14, 2008.

ITEM 6.	EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on behalf by the undersigned, thereto duly authorized.

SMARTHEAT INC. (Registrant)
/s/ JUN WAN
May 9, 2008	By:	Jun Wang President and Chief Executive Officer
/s/ ZHIJUAN GUO
May 9, 2008	By:	Zhijuan Guo Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).