Form 10-Q
period 2008-06-30
SMARTHEAT INC.
filed 2008-08-14
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53052

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0514768
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐

Non-accelerated filer☐	Smaller reporting company ☒
(do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,549,900 shares as of August 7, 2008.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

	AS OF JUNE 30, 2008	AS OF DECEMBER 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$207,495	$393,147
Restricted cash	807,709	537,098
Accounts receivable, net	7,954,078	4,762,822
Retentions receivable	26,552	191,319
Advances to suppliers	2,111,461	158,750
Other receivables	1,100,950	766,231
Inventories	5,474,046	7,928,408
Due from related party	224,710	118,560

Total current assets	17,907,001	14,856,335

NON-CURRENT ASSETS
Property and equipment, net	2,133,803	2,040,809
Construction in progress	40,696	-
Accounts receivable, net	-	949,998
Retentions receivable	-	169,309
Intangible assets, net	620,801	534,208

Total noncurrent assets	2,795,300	3,694,324

TOTAL ASSETS	$20,702,301	$18,550,659

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,724,904	$3,128,585
Unearned revenue	1,565,208	3,125,406
Tax payable	362,121	503,010
Other payables	1,294,697	807,700
Due to related party	526,772	445,990
Loans payable	4,693,917	4,619,856

Total current liabilities	13,167,619	12,630,547

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 22,549,900 and 18,500,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	22,550	18,500
Paid in capital	3,098,082	3,102,132
Statutory reserve	627,722	506,532
Accumulated other comprehensive income	884,755	473,859
Retained earnings	2,901,573	1,819,089

Total stockholders' equity	7,534,682	5,920,112

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,702,301	$18,550,659

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
Net sales	$8,637,283	$2,457,967	$5,558,232	$1,159,098

Cost of goods sold	6,228,156	1,598,789	4,115,200	756,368

Gross profit	2,409,127	859,178	1,443,032	402,730

Operating expenses
Selling expenses	608,028	484,893	410,607	267,682
General and administrative expenses	446,470	298,842	162,325	141,397

Total operating expenses	1,054,498	783,735	572,932	409,079

Income (loss) from operations	1,354,629	75,443	870,100	(6,349)

Non-operating income (expenses)
Interest income	260,683	164,421	113,545	95,396
Interest expense	(163,040)	(87,966)	(96,412)	(57,854)
Other income	8,290	12,000	6,116	10,923
Subsidy income	9,141	51,830	134	272

Total non-operating income	115,074	140,285	23,383	48,737

Income before income tax	1,469,703	215,728	893,483	42,388

Income tax expense	266,028	52,486	161,071	39,178

Income after income tax	1,203,675	163,242	732,412	3,210

Less: minority interest	-	(1,846)	-	(9)

Net income	1,203,675	165,088	732,412	3,219

Other comprehensive item
Foreign currency translation	410,896	77,254	168,802	39,842

Comprehensive Income	$1,614,571	$242,342	$901,214	$43,061

Basic and diluted weighted average shares outstanding	20,213,419	18,500,000	21,926,838	18,500,000

Basic and diluted earnings per share	$0.06	$0.01	$0.03	$0.00

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,203,675	$165,088
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	104,038	46,166
Unearned interest on accounts receivable	(22,366)	(117,709)
Minority interest	-	(1,846)
(Increase) decrease in current assets:
Accounts receivable	(1,803,120)	3,199,540
Retentions receivable	346,914	(1,695,964)
Advances to suppliers	(1,888,198)	(317,223)
Other receivables	(277,990)	(146,098)
Inventory	2,874,481	(1,066,714)
Increase (decrease) in current liabilities:
Accounts payable	1,358,223	579,464
Unearned revenue	(1,709,100)	339,079
Tax payable	(167,960)	(297,687)
Other payables	423,418	312,857

Net cash provided by provided by operating activities	442,015	998,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(229,833)	(787,349)
Acquisition of property & equipment	(119,299)	(20,517)
Construction in progress	(39,549)	(272,577)

Net cash used in investing activities	(388,681)	(1,080,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from / (to) shareholder	(44,862)	(58,055)
Short term loan	(213,152)	1,373,484

Net cash (used in) provided by financing activities	(258,014)	1,315,429

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	19,028	22,221

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(185,652)	1,256,160

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	393,147	202,295

CASH & CASH EQUIVALENTS, END OF PERIOD	$207,495	$1,458,455

Supplemental Cash flow data:
Income tax paid	$197,756	$86,544
Interest paid	$87,887	$53,909

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006 in the State of Nevada. The Company is engaged in the manufacturing and sale of plate heat exchangers and various packages, thermo meter testing devices and heat usage calculators through its wholly owned operating subsidiary in China.

On April 14, 2008, the Company entered into a Share Exchange Agreement with Shenyang Taiyu Machinery and Electronic Equipment Co., Ltd. ("Taiyu") and the Taiyu Shareholders. The Company issued 18,500,000 shares of its common stock to the shareholder of Taiyu in exchange for all of the equitable and legal rights, title and interests in and to Taiyu's share capital in the amount of RMB 25,000,000. Concurrent with the share exchange, one of SmartHeat’s shareholders cancelled 2,500,000 shares out of 6,549,900 of total issued and outstanding shares of SmartHeat pursuant to the Split-Off Agreement dated Aril 14, 2008. As a result of the share exchange and the cancellation of the 2,500,000 shares of the Company's common stock, there are 22,549,900 shares of the Company's common stock issued and outstanding, approximately 82.04% of which are held by the former Taiyu Shareholders.  The shareholders of the Company immediately prior to the completion of these transactions hold the remaining 17.96% of the issued and outstanding share capital of SmartHeat. Taiyu became a wholly-owned subsidiary of SmartHeat.

Prior to the acquisition of Taiyu, the Company was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission ("SEC") rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Transaction costs incurred in the reverse acquisition have been charged to expense.

Taiyu was incorporated in the Liaoning Province, People’s Republic of China (“PRC” or "China") in July, 2002. Taiyu is engaged in the manufacturing and sale of plate heat exchangers and various packages, thermo meter testing devices and heat usage calculators. The Company is an authorized dealer of the SONDEX brand; SONDEX is the second largest plate heat exchanger manufacturer in the world.

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the 2007 audited financial statements and footnotes included in the Company’s audited financial statements.  The results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, Taiyu, and Taiyu’s 55% owned subsidiary, Qingdao Yushi Heat Power Equipment Co., Ltd ("Yushi"). Yushi is engaged in manufacturing and selling of heat power equipment. For purposes of this Quarterly Report, the "company" refers collectively to SmartHeat, Taiyu and Yushi. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories. Actual results could differ from those estimates.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2008 and December 31, 2007, the Company maintained restricted cash of $807,709 and $537,098, respectively, in several bank accounts, which was pledged for the guarantee of certain contracts execution and completion.

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $351,507 and $330,518 at June 30, 2008 and December 31, 2007, respectively.

At June 30, 2008 and December 31, 2007, the Company had retentions receivable from customers for product quality assurance in the amount of $26,552 and $360,628, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 months to two years.

Accounts receivable is net of unearned interest of $134,831 and $148,421 at June 30, 2008 and December 31, 2007, respectively. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at the Company's borrowing rate which was 7.04 % in 2008 and 2007.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method with a 10% salvage value and estimated lives ranging from 5 to 20 years as follows:

Building	20 years
Vehicle	5 years
Office Equipment	5 years
Production Equipment	5-10 years

Land Use Right

Right to use land is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 50 years.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

Income Taxes

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company does not have any significant deferred tax asset or liability that relates to tax jurisdictions not covered by the tax holiday.

The Company adopted the provisions of the Financial Accounting Standards Board's ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or shareholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Sales revenue represents the invoiced value of goods, net of value-added tax ("VAT"). All of the Company’s products that are sold in the PRC are subject to Chinese value-added tax of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances were $0 for both the six and three months ended June 30, 2008 and 2007. The Company does not provide unconditional right of return, price protection or any other concessions to its customers. The Company provides free after-sale service for a period of one year. After-sale expense was $32,323 and $46,997 for the six months ended June 30, 2008 and 2007 and $8,126 and $26,127 for the three months ended June 30, 2008 and 2007, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, direct labor, and manufacturing overhead which are directly attributable to the production of products.  Write-down of inventories to lower of cost or market is also recorded in cost of goods sold.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is similarly computed, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the RMB (RMB). For financial reporting purposes, RMB has been translated into United States dollars (USD) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive income". Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. All of the Company's assets are located in the PRC.

New Accounting Pronouncements

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 will not have an impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Non-controlling interests (formerly known as “minority interests” - see SFAS 160 discussion above) will be valued at fair value at the acquisition date;

•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The Company adopted the provisions of SFAS 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether non-refundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on our financial statements.

 3. INVENTORIES

Inventories at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Raw materials	$4,729,093	$3,865,575
Work in process	486,057	48,627
Finished Goods	258,896	4,014,206
Total	$5,474,046	$7,928,408

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Building	$1,727,829	$1,624,651
Production equipment	324,360	298,242
Office equipment	202,132	156,368
Vehicles	143,280	134,724
	2,397,601	2,213,985
Less: Accumulated depreciation	(263,798)	(173,176)
	$2,133,803	$2,040,809

Depreciation expense for the six months ended June 30, 2008 and 2007 was $77,379 and $29,308; $39,420 and $15,039 for the three months ended June 30, 2008 and 2007, respectively.

5. CONSTRUCTION IN PROGRESS

The Company is in the process of constructing a warehouse for storage of the inventory. Total construction cost is about $48,000. At June 30, 2008, the Company had paid $40,696 for the construction.

6. OTHER RECEIVABLES

Other receivables consisted of cash advances to vendors, prepayment and deposits for freight insurance expense, guarantee deposits for public bidding, and cash advances to employees for normal business purposes such as travel expenses.

7. RELATED PARTY TRANSACTIONS

Due from Related Party

Due from related party consisted of purchase deposits and a short term advance to one of the Company’s shareholders of $224,710 and $118,560 at June 30, 2008 and December 31, 2007, respectively.

Due to Related Party

Due to related party represented an advance from the same shareholder with a variable interest rate tied to the bank interest rate (8.591% at June 30, 2008 and 6.903% per annum as of December 31, 2007); principal and interest are payable on demand. At June 30, 2008 and December 31, 2007, the amount due to this shareholder was $526,772 and $445,990, respectively. For the six months ended June 30, 2008 and 2007, respectively, the Company recorded interest expense to this shareholder of $5,903 and $28,167; and for the three months ended June, 30, 2008 and 2007, respectively, the Company recorded interest expense to this shareholder of $2,995 and $14,157.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

8. INTANGIBLE ASSETS

Intangible assets mainly consisted of land use rights and computer software. All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2005 for $439,850 (RMB 3,549,682). The Company has the right to use the land for 50 years and is amortizing such rights on a straight-line basis for 50 years. Intangible assets consisted of following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Land use right	$517,522	$486,618
Software	175,696	140,476
	693,218	627,094
Less: accumulated amortization	(72,417)	(92,886)
	$620,801	$534,208

Amortization expense for the six months ended June 30, 2008 and 2007 were $26,320 and $10,896, $16,185 and $5,477 for the three months ended June 30, 2008 and 2007, respectively. Annual amortization expense for the next five years is expected to be as follows: $41,000, $41,000, $41,000, $11,000 and $11,000.

9. MAJOR CUSTOMERS AND VENDORS

One major customer accounted for 19% and 28% of the Company’s net revenue for the six months ended June 30, 2008 and 2007, respectively. One major customer accounted for 12% and four major customers accounted for 53% of the Company’s revenue for the three months ended June 30, 2008 and 2007, respectively. At June 30, 2008, the total receivable balance due from this customer was $1,754,049.

Two major vendors provided 44% and one major vendor provided 20% of the Company’s purchases of raw materials for the six months ended June 30, 2008 and 2007, respectively. Two major vendors provided 27% and one major vendor provided 68% of the Company’s purchases of raw materials for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, each customer accounted for about 10% each of the total purchases. At June 30, 2008, total payable to these two major vendors was $690,395.

10. TAX PAYABLE

Tax payable consisted of the following at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Income tax payable	$149,995	$74,981
Value added tax payable	227,569	421,009
Other taxes payable (receivable)	(15,443)	7,020
	$362,121	$503,010

11. OTHER PAYABLES

Other payables mainly consisted of short term, non interest bearing advances from third parties and payables for the Company’s miscellaneous expenses.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

12. LOANS PAYABLE - SHORT TERM

The Company is obligated for the following short term loans payable as of June 30, 2008 and December 31, 2007:

	Balance at June 30, 2008	Balance at December 31, 2007
Short term loan with a commercial bank in the PRC for 6,000,000 RMB, or $822,526. This loan was entered into on Apr 28, 2007 and is due on Apr 12, 2008. This loan bears interest at 7.029% per annum. This loan was renewed on Apr 12, 2008 with new maturity date of June 13, 2009.	$874,763	$822,526

Short term loan with a foreign commercial bank with branch in the PRC for 10,200,000 RMB, or $1,398,295. This loan was entered into on Jun 25, 2007 and is due on Jun 24, 2008. This loan bears interest at 5.265% per annum. This loan was repaid in June 2008.	—	1,302,333

The Company entered into a series of short term loans during 2006 and 2007 with a third party company in the PRC for total of 10,300,000 RMB or $1,412,003. Some of the loans will mature on various dates in year 2008 and some of the loans are payable on demand. These loans bear variable interest at 8.591% per annum for 2008 and 6.903% per annum for 2007.	1,233,999	1,412,003

The Company entered into a series of short term loans during 2006 with another third party company in the PRC for total of 2,850,000 RMB, or $390,700. These loans are due on various dates in year 2008. These loans bear variable interest at 8.591% per annum for 2008 and 6.903% per annum for 2007.	414,834	390,701

The Company entered into a short term loan with another third party company in the PRC for 5,050,000 RMB or $625,759. This loan was entered into on Aug 31, 2005 and was due on Aug 31, 2006. This loan bears no interest. Imputed interest on the loan was immaterial. This loan became payable on demand after Aug 31, 2006.	736,259	692,293

The Company entered into a short term loan on June 30, 2008 with another third party company in the PRC for total of 10,000,000 RMB, or $1,458,000. This loan is due on Sept. 30, 2008 with interest rate of 10% per annum.	1,434,062	—

	$4,693,917	$4,619,856

13. MINORITY INTEREST

Minority interest represented 45% interest in Yushi. At June 30, 2008 and December 31, 2007, minority interest was zero as the minority’s share of cumulative losses exceeded its equity interest in Yushi. Minority’s share of loss for the six months ended June 30, 2008 and 2007 were limited to $0 and $1,846, respectively.

14. INCOME TAXES

The Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

The Company, as a manufacturing business, is subject to a 15% income tax rate. The Company was exempted from income tax for two years starting from the 1st profitable year since incorporation, and was entitled to a 50% discount on the 15% income tax rate for 2005 through 2007. According to the new income tax law that became effective January 1, 2008, for those enterprises to which the 15% tax rate applicable previously, the applicable rates shall be gradually increase over a five-year period as follows:

Year	Tax Rate
2007	15%
2008	18%
2009	20%
2010	22%
2011	24%
2012	25%

For the six and three months ended June 30, 2008 and 2007, the Company’s effective income tax rate differs from US statutory rate due to the effect of tax holiday.

15. STATUTORY RESERVES

Pursuant to the new corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

Surplus Reserve Fund

The Company is now only required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common Welfare Fund

The common welfare fund is a voluntary fund that provides that the Company can elect to transfer 5% to 10% of its net income to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation.

16. COMMITMENTS

The Company leased several offices for its sales representative in different cities under various one-year, non-cancellable, and renewable operating lease agreements.

Future minimum rental payments required under these operating leases are as follows:

Year Ending June 30,	Amount
2009	$46,000
2010	21,000
Total	$67,000

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Total rental expense for the six months ended June 30, 2008 and 2007 was approximately $32,000 and $19,000, and approximately $25,000 and $17,000 for the three months ended June 30, 2008 and 2007, respectively.

17. CONTINGENCIES

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’ s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expenses transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

18. SUBSEQUENT EVENTS

On July 7, 2008, the Company completed a closing of a private placement offering of Units pursuant to which SmartHeat sold an aggregate of 1,620,000 Units at an offering price of $3.50 per Unit for aggregate gross proceeds of approximately $5.67 million. Each "Unit" consists of one share of SmartHeat's common stock and a three year warrant to purchase 15% of one share of common stock at an exercise price of $6.00 per share. The Units sold represent an aggregate of 1,620,000 million shares of common stock and warrants to purchase 243,000 shares of Common Stock. The warrants are immediately exercisable and expire on the third anniversary of their issuance. In connection with the private placement offering, the Company paid commissions and fees totaling $311,675 and issued warrants to purchase 147,500 shares of common stock.

In addition, the Company has agreed to file a registration statement with the SEC within 60 days of the final closing of this offering to permit resale of the shares and the common stock issuable upon the exercise of the warrants, make it effective within 180 days of the completion of the offering and to keep the registration statement effective subject to certain allowable grace periods as defined in the registration rights agreement. If the Company fails to file the registration statements by the date required or fails to keep the registration agreement effective, it will be obligated to pay liquidated damages equal to 2% of the aggregate purchase price of the shares for each year.

On July 17, 2008, the Company granted non-statutory stock options to each of its two independent US directors. The terms of each option are: 10,000 shares at an exercise price per share of $4.60, with a life of five years and vesting over three years as follows: 3,333 shares shall vest on July 17, 2009; 3,333 shares shall vest on July 17, 2010; and 3,334 shares shall vest on July 17, 2011, subject in each case to the director continuing to be associated with the Company as a director.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report we will refer to SmartHeat Inc., together with its subsidiaries, as "SmartHeat," the "Company," "we," "us," and "our."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of plate heat exchanger products to China's industrial, residential and commercial markets. We design, manufacture, sell, and service plate heat exchangers ("PHEs"), units which combine plate heat exchangers with various pumps, temperature sensors, valves, and automated control systems ("PHE Units"), and heat meters for a broad range of industries, including petroleum refining, petrochemicals, power generation, metallurgy, food & beverage and chemical processing. We sell PHEs under the Sondex brand and PHE Units designed by our engineers and assembled with Sondex plates under our Taiyu brand name. We are one of three authorized dealers of Sondex PHEs for the industrial and energy sectors in China. Our Sondex distribution territory is North China.

Our revenue is subject to fluctuations due to the timing of sales of high-value products, the impact of seasonal spending patterns, the timing and size of projects our customers perform, changes in overall spending levels in the industry and other unpredictable factors that may affect customer ordering patterns.  Any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a sequential decline in quarterly revenue.  Due to the possibility of fluctuations in our revenue and net income or loss, we believe that quarterly comparisons of our operating results are not a good indication of future performance.

Recent Developments

Share Exchange and Related Transactions

On April 14, 2008, the Company entered into and consummated a series of agreements which resulted in the acquisition of all of share capital of Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd, a plate heat exchange products company organized under the laws of the People's Republic of China ("Taiyu"), the divestiture of the Company's prior exploration business, and the change of the Company's name to SmartHeat Inc. The acquisition of Taiyu's share capital was accomplished pursuant to the terms of a Share Exchange Agreement dated April 14, 2008 (the "Share Exchange Agreement") by and among the Company's wholly owned subsidiary SmartHeat Inc., a Nevada corporation, Taiyu and all of the shareholders of Taiyu (the "Taiyu Shareholders").  At the closing under the Share Exchange Agreement all of the equitable and legal rights, title and interests in and to Taiyu's share capital in the amount of RMB25,000,000 was exchanged for an aggregate of 18,500,000 shares of SmartHeat common stock (the "Share Exchange").  As a result of the Share Exchange, Taiyu became a wholly-owned subsidiary of SmartHeat. SmartHeat was thereafter immediately merged into the Company.

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

Change in Fiscal Year

In connection with the consummation of the Share Exchange and related transactions discussed above, our fiscal year end was changed from October 31 to December 31, effective as of April 14, 2008.

Critical Accounting Policies

Basis of Presentation

Our financial statements are prepared in accordance with GAAP and the requirements of Regulation S-X promulgated by the SEC.

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year.  Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable.  Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.

Accounts receivable is net of unearned interest.  Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at the Company's borrowing rate for the year.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis.  Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation.  Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of property and equipment is provided using the straight-line method with a 10% salvage value and estimated lives ranging from 5 to 20 years as follows:

Building	20 years
Vehicle	5 years
Office Equipment	5 years
Production Equipment	5 - 10 years

Revenue Recognition

Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin No. 104.  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Renminbi (“RMB”).  For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency.  Assets and liabilities are translated at the exchange rate in effect at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period.  Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive income."  Gains and losses resulting from foreign currency transactions are included in income.  There has been no significant fluctuation in the exchange rate for the conversion of RMB to USD after the balance sheet date.

The Company uses SFAS 130, “Reporting Comprehensive Income.”  Comprehensive income is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders.

Results of Operations

Quarter Ended June 30, 2008 Compared to the Quarter Ended June 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	For the Quarter Ended June 30,
	2008		2007
	$	% of sales	$	% of sales
Sales	5,558,232		1,159,098
Cost of Sales	(4,115,200)	74.0	(756,368)	65.0
Gross Profit	1,443,032	26.0	402,730	35.0
Operating Expenses	(572,932)	10.0	(409,079)	35.0
Income from Operations	870,100	16.0	(6,349)	(0.6)
Other Income (Expenses), net	23,383	0.4	48,737	4.0
Net Income	732,412	13.0	3,219	0.3

Sales.  Our net sales for the three months ended June 30, 2008 were approximately $5.56 million while our net sales in same period for 2007 were approximately $1.16 million, an increase in revenues of $4.4 million, or about 380%.  The increase was primarily due to the expansion of our sales force, growth of our existing sales channels to develop new customers and the extension of our customer base into new regions in China. We believe that our sales will continue to grow as we strengthen our sales efforts by hiring more sales personnel, expanding sales channels, and improving the quality of our products.

Cost of Sales.  Our cost of sales for the three months ended June 30, 2008 were approximately $4.12 million while our cost of sales for the same period in 2007, were approximately $0.76 million, an increase of $3.36 million, or 444%.  The increase in cost of sales is attributed to increases in our production and sales during the period.  Cost of sales as a percentage of sales was approximately 74% for the second fiscal quarter of 2008 and 65% for the same period in 2007. The increase in cost of sales as a percentage of sales for the second quarter of 2008 was mainly due to increases in the costs of new hired employees for our quality control, engineering and manufacturing departments, and increase in raw materials purchase price as a result of overall increases throughout China.

Gross Profit.  Gross profit was $1.44 million for the quarter ended June 30, 2008 as compared to $0.4 million for the same period in 2007, representing gross margins of approximately 26% and 35% for the second quarter of 2008 and 2007, respectively.  The increase in our gross profits was mainly due to the significant increase in our sales; while the decrease in our gross profit margin was mainly due to increased cost of manufacturing through increased cost of labor and depreciation expense for new acquired manufacturing equipment. In addition, we had more sales on (flat) plate heat exchanger than assembled heat exchanger unit during the quarter ended June 30, 2007. Assembled heat exchanger units have a relatively higher profit margin than (flat) plate heat exchangers as more profits can be added on to the parts that are used for the assembly of the whole unit. We believe our gross profit margin will increase due to the economies of scale as we continue to increase our production, improve efficiency on cost control and increase the sales on assembled heat exchanger unit.

Operating Expenses.  Operating expenses, consisting of selling, general and administrative expenses, totalled approximately $0.57 million for the three months ended June 30, 2008 as compared to $0.41 million for the same period in 2007, an increase of approximately $0.16 million or 40%.  The increase in operating expenses was mainly due to proportional increases in after-sale service, payroll, insurance and travel expenses, coupled with our increased sales and production.

Net Income.  Our net income for the three month period ended June 30, 2008 was approximately $0.73 million as compared to $3,219 for the same period in 2007, an increase of $729,193 or 22753%.  This increase is attributable to economies of scale combined with rapid growth in revenue and efficiency of operations. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	For the Six Months Ended June 30,
	2008		2007
	$	% of Sales	$	% of Sales
Sales	8,637,283		2,457,967
Cost of sales	(6,228,156)	72.0	(1,598,789)	65.0
Gross Profit	2,409,127	28.0	859,178	35.0
Operating Expenses	(1,054,498)	12.0	(783,735)	32.0
Income from Operation	1,354,629	16.0	75,443	3.0
Other Income (Expenses), net	115,074	1.3	140,285	6.0
Net Income	1,203,675	14.0	165,088	7.0

Sales.  Our net sales for six months ended June 30, 2008 were approximately $8.64 million while our net sales for the same period in 2007, were approximately $2.46 million, an increase in revenues of $6.18 million, or 251%.  The increase was due to growing demand for our product resulting from rapid increase in newly-build residential communities in Shenyang City and surrounding area.  We also increased the number of our sales representatives to develop new customers in more cities in China. We believe that our sales will continue to grow because we are strengthening our sales efforts by hiring more sales personnel, increasing the sales channels, and improving the quality of our products.

Cost of Sales.  Our cost of sales for six months ended June 30, 2008 were approximately $6.23 million while our cost of sales for the same period in 2007 were approximately $1.6 million, an increase of $4.63 million, or 290%.  The increase in cost of sales is attributed to the increase of production and sales activities in 2008.  Cost of sales as a percentage of sales was approximately 72% for six months ended June 30, 2008 and 65% for the same period in 2007.  The increase in cost of sales as a percentage of sales for six months ended June 30, 2008 was mainly due to increase in the costs of new hired employees for our quality control, engineering and manufacturing departments, and increase in raw materials purchase price as a result of overall increases throughout China.

Gross Profit.  Gross profit was $2.41 million for six months ended June 30, 2008 as compared to $0.86 million for the same period in 2007, representing gross margins of approximately 28% and 35% for six months ended June 30, 2008 and 2007, respectively.  The increase in our gross profits due to the increase of sales activities and decrease in gross profit margin was mainly due to the increase in manufacturing cost discussed above. We believe our gross profit margin will increase due to the economy of scale as we will increase our production and improving our efficiency on cost control.

Operating Expenses.  Operating expenses consisted of selling, general and administrative expenses totalled approximately $1.05 million for six months ended June 30, 2008 as compared to $0.78 million for the same period in 2007, an increase of approximately $270,763 or 35%.  The increased in operating expenses was mainly due to increase in rental expense as we leased new offices for our representatives in the major cities of China, after-sale service, payroll, insurance and travel expenses coupled with our increased sales and production.

Net Income.  Our net income for six months ended June 30, 2008 was $1.20 million as compared to approximately $165,088 for the same period in 2007, an increase of $1.04 million or 629%.  This increase is attributable to economy of scale combined with rapid growth in revenue and efficiency of operations. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents of approximately $207,495. Working capital was approximately $4.74 million at June 30, 2008. The ratio of current assets to current liabilities was 1.36:1 at June 30, 2008.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2008 and 2007:

	For the Six Months Ended June 30,
	2008	2007
Cash provided by (used in):
Operating Activities	$442,015	$998,953
Investing Activities	(388,681)	(1,080,443)
Financing Activities	(258,014)	1,315,429

Net cash flow provided by operating activities was $442,015 for six month ended June 30, 2008, as compared to net cash flow provided by operating activities of $998,953 for six month ended June 30, 2007. The decrease in net cash flow from operating activities for six month ended June 30, 2008 was mainly due to increase in advance to suppliers and other receivables, decrease in customer deposits.  In addition, our net income for six month ended June 30, 2008 has increased rapidly compared to the same period of 2007, bringing more cash in to the Company, while at the same time our accounts receivables have increased significantly, reducing our cash inflows.

Net cash flow used in investing activities was $388,681 for six month ended June 30, 2008, as compared to net cash used in investing activities of $1,080,443 in the same period of 2007.  The decrease of net cash flow used in investing activities in six month ended June 30, 2008 was mainly due to the completion of construction in progress that was commenced in 2007 and a decrease in restricted cash that was pledged for the guarantee of certain contracts execution and completion.

Net cash flow used in financing activities was $258,014 for the six months ended June 30, 2008 as compared to net cash provided by financing activities of $1,315,429 for the same period of 2007. The decrease of net cash inflow provided by financing activities for the six months ended June 30, 2008 was mainly due to decreased short term loans with banks and other third parties.

We believe we have sufficient cash to continue our current business through June 30, 2009 due to expected increased sales revenue and net income from operations.

We do not believe that inflation had a significant negative impact on our results of operations during the year ended June 30, 2009.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties.  We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations

The Company is obligated for the following short term loans payable as of June 30, 2008:

Balance at June 30, 2008
The Company entered into a short term loan with a commercial bank in the PRC for 6,000,000 RMB, or $822,526. This loan was entered into on April 28, 2007 and was due on April 12, 2008. This loan bears interest at 7.029% per annum. This loan was renewed on April 12, 2008 with new maturity date of June 13, 2009.	$874,763

The Company entered into a series of short term loans during 2006 and 2007 with a third party company in the PRC for total of 10,300,000 RMB or $1,412,003. Some of the loans will mature on various dates in year 2008 and some of the loans are payable on demand. These loans bear variable interest at 8.591% per annum for 2008 and 6.903% per annum for 2007.	1,233,999

The Company entered into a series of short term loans during 2006 with another third party company in the PRC for total of 2,850,000 RMB, or $390,700. These loans are due on various dates in year 2008. These loans bear variable interest at 8.591% per annum for 2008 and 6.903% per annum for 2007.	414,834

The Company entered into a short term loan with another third party company in the PRC for 5,050,000 RMB or $625,759. This loan was entered into on Aug 31, 2005 and was due on Aug 31, 2006. This loan bears no interest. Imputed interest on the loan was immaterial. This loan became payable on demand after Aug 31, 2006.	736,259
The Company entered into a short term loan on June 30, 2008 with another third party company in the PRC for total of 10,000,000 RMB, or $1,458,000. This loan is due on Sept. 30, 2008 with interest rate of 10% per annum.	1,434,062

$4,693,917

Recent Accounting Pronouncements

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  SFAS 162 will not have an impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Non-controlling interests (formerly known as “minority interests” - see SFAS 160 discussion above) will be valued at fair value at the acquisition date;

•
Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, the FASB, issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The Company adopted the provisions of SFAS 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether non-refundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may have an adverse affect on our business, financial conditions, or operating results.  We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors

Our business and an investment in our securities are subject to a variety of risks. The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan, and the market price for our securities. Many of these events are outside of our control. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also materially and adversely affect our business, financial condition or results of operation. In that case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business

Our relationship with Sondex has substantially contributed to our business and its growth. We could be adversely affected if that relationship terminated

We are one of three authorized dealers appointed by Sondex A/S for PHEs for the industrial and energy sectors in China. Our territory is North China. Sondex is one of the world's leading PHE manufacturers. Our sales of Sondex PHEs have contributed to our reputation for the high quality of the products we manufacture and sell. If our relationship with Sondex were to terminate, our business, revenues, and results of operations could be adversely affected.

The markets we serve are subject to seasonality and cyclical demand, which could harm our business and make it difficult to project long-term performance

Demand for our products depends in large part upon the level of capital and maintenance expenditures of our customers and the end users. These expenditures have historically been cyclical in nature and vulnerable to economic downturns. Decreased capital and maintenance spending by our customers could have a material adverse effect on the demand for our products and our business, financial condition and results of operations. In addition, this historically cyclical nature of the demand for our products limits our ability to make accurate long-term predictions about our performance. Changing world economic and political conditions may also reduce the willingness of our customers and prospective customers to purchase our products and services. The seasonality of our business results in significant operational challenges to our production and inventory control functions.

We derive a substantial part of our revenues from several major customers. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be seriously affected

Our five largest customers accounted for 48.5% of our revenues for the year ended December 31, 2007 and our ten largest customers accounted for 64.5% our revenues for the year ended December 31, 2007. Our largest customer accounted for 21% of our revenues in the year ended December 31, 2007. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be seriously affected.

We cannot be certain that our product innovations and marketing successes will continue

We believe that our past performance has been based on, and our future success will depend, in part, upon our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you that we will be successful in introducing, marketing and producing any new products or product innovations, or that we will develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

Our technology may not satisfy the changing needs of our customers

With any technology, including the technology of our current and proposed products, there are risks that the technology may not successfully address all of our customers' needs. While we have already established successful relationships with our customers, their needs may change or vary. This may affect the ability of our present or proposed products to address all of our customers' ultimate technology needs in an economically feasible manner.

We may not be able to keep pace with rapid technological changes and competition in our industry

While we believe that we have hired or engaged personnel and outside consultants who have the experience and ability necessary to keep pace with advances in technology, and while we continue to seek out and develop "next generation" technology through our research and development efforts, there is no guarantee that we will be able to keep pace with technological developments and market demands in this evolving industry and market. In addition, our industry is highly competitive. Although we believe that we have developed strategic relationships to best penetrate the China market, we face competition from other manufacturers of product similar to our products. Some of our competitors' advantages over us in both the areas of products, marketing, and services include the following:

•	Substantially greater revenues and financial resources;

•	Stronger brand names and consumer recognition;

•	The capacity to leverage marketing expenditures across a broader portfolio of products;

•	Pre-existing relationships with potential customers;

•	More resources to make acquisitions;

•	Lower labor and development costs; and

•	Broader geographic presence.

We will face different market dynamics and competition if we expand our market to other countries. In some international markets, our future competitors would have greater brand recognition and broader distribution than we have. We may not be as successful as our competitors in generating revenues in international markets due to our inability to provide products that are attractive to the market in other countries, the lack of recognition of our brand, and other factors. As a result, any international expansion efforts could be more costly and less profitable than our efforts in the domestic market in China.

If we are not as successful as our competitors in our target markets, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could materially harm our business

We depend on a limited number of suppliers of components for our products and if we are unable to obtain these components when needed, we would experience delays in manufacturing our products and our financial results could be adversely affected.

We acquire most of the components for the manufacture of our products from a limited number of suppliers. In order for us to have our products manufactured, these components must be available at the right level of quality and at the right price. Suppliers of some of these components require us to place orders with significant lead-time to assure supply in accordance with our requirements. Certain of these suppliers are currently the sole source of one or more components upon which we are dependent and alternative sources would not be available for those components unless we were to redesign our products. Other components could be obtained from alternative suppliers without redesign, but only at higher prices than we currently pay or for delivery later than required by our production schedule. We rely on Sondex for parts for our PHE products and PHE Units. If we were unable to obtain adequate supplies of parts from Sondex at commercially reasonable prices, our operations could be interrupted. We maintain a relatively small inventory of component parts for resale and our parts services business would suffer if the supply of replacement parts was reduced or terminated by our suppliers. If suppliers are not able to provide these critical components on the dates and at the prices scheduled, we may not be able to promptly and cost-effectively manufacture our products to meet customer orders which could harm our credibility and the market acceptance and sales of our products. Increased costs associated with supplied materials or components could increase our costs and reduce our profitability if we are unable to pass these cost increases on to our customers.

We are a major purchaser of certain goods and raw materials that we use in the manufacturing process of our products, and price changes for the commodities we depend on may adversely affect our profitability

Our profitability generally depends upon the margin between the cost to us of certain goods used in the manufacturing process, such as plates, pumps, water tanks, sensors and controlling systems and other raw materials as well as our fabrication costs associated with converting such goods and raw materials compared to the selling price of our products, and the overall supply of raw materials. It is our intention to base the selling prices of our products upon the associated raw materials costs to us. However, we may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of the raw materials through to our customers. Although we are currently able to obtain adequate supplies of raw materials, it is impossible to predict future availability. With the rapid growth of China's economy, the demand for certain raw materials is great while the supply may be more limited. This may affect our ability to secure the necessary raw materials in a cost-effective manner for production of our products at the volume of purchase orders that we anticipate receiving. The inability to offset price increases of raw material by sufficient product price increases, and our inability to obtain raw materials, would have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Our products may contain defects, which could adversely affect our reputation and cause us to incur significant costs

Despite testing by us defects may be found in existing or new products. Any such defects could cause us to incur significant return and exchange costs, re-engineering costs, divert the attention of our engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed.

Due to the nature of our business and products, we may be liable for damages based on product liability and warranty claims

Due to the high pressures and temperatures at which many of our products are used and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad consumer use, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We have been subject to claims in the past, none of which have had a material adverse effect on our financial condition or results of operations, and we may be subject to claims in the future. Although we currently maintain product liability coverage, which we believe is adequate for the continued operation of our business, such insurance may become difficult to obtain or unobtainable in the future on terms acceptable to us and may not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions, in excess of our insurance coverage or a significant warranty claim or series of claims against us could materially decrease our liquidity and impair our financial condition.

We may experience delays in launching our products, which would negatively impact our position in the marketplace

We may experience delays in bringing new products to market, due to design, manufacturing or distribution problems. Such delays could adversely affect our ability to compete effectively and may adversely affect our relationship with our customers. Any such delays would adversely affect our revenues and our ability to become profitable.

If we are not able to manage our growth, we may not remain profitable

Our success will depend on our ability to expand and manage our operations and facilities. There can be no assurance that we will be able to manage our growth, meet the staffing requirements for our business or for additional collaborative relationships or successfully assimilate and train new employees. In addition, to manage our growth effectively, we may be required to expand our management base and enhance our operating and financial systems. If we continue to grow, there can be no assurance that the management skills and systems currently in place will be adequate or that we will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

Our business could be subject to environmental liabilities

As is the case with manufacturers of similar products, we use certain hazardous substances in our operations. Currently we do not anticipate any material adverse effect on our business, revenues or results of operations, as a result of compliance with Chinese environmental laws and regulations. However, the risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

If we lose our key personnel or are unable to attract and retain additional qualified personnel, the quality of our services may decline and our business may be adversely impacted

We rely heavily on the expertise, experience and continued services of our senior management, including our president and chief executive officer. Loss of their services could adversely impact our ability to achieve our business objectives. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled personnel. The rapid growth of the economy in China has caused intense competition for qualified personnel. We cannot guarantee that any employee will remain employed by us for any definite period of time or that we will be able to attract, train or retain qualified personnel in the future and the loss of personnel could have a material adverse effect on our business and company. Qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers' requirements. We need to employ additional personnel to expand our business. There is no assurance that we will be able to attract and retain sufficient numbers of highly skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates could impair the growth of our business.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock

We are required to establish and maintain internal controls over financial reporting, disclosure controls, and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC thereunder. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all

Capital requirements are difficult to plan in our rapidly changing industry. Although we currently expect to have sufficient funding for the next 12 months, we expect that we will need additional capital to fund our future growth.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	Investors' perceptions of, and demand for, companies in our industry;

•	Investors' perceptions of, and demand for, companies operating in China

•	Conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	Our future results of operations, financial condition and cash flows;

•	Governmental regulation of foreign investment in companies in particular countries;

•	Economic, political and other conditions in the United States, China, and other countries; and

•	Governmental policies relating to foreign currency borrowings.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to our existing shareholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our strategy to maintain our growth and competitiveness or to fund our operations. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We may be subject to claims that we have infringed the proprietary rights of others, which could require us to obtain a license or change our designs

Although we do not believe that any of our products infringe the proprietary rights of others, there is no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business. Regardless of whether any such claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force us to change our designs.

Risks Related to Doing Business in China

We are subject to economic and political risks in China over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues

Our business is conducted in China. Doing business outside the United States, particularly in China, subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter out business practice in time to avoid the possibility of reduced revenues.

Substantially all of our assets are located in China and all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China

While China's economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years China has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises. However, a substantial portion of productive assets in China are still owned by the government. In addition, the government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

We may have difficulty establishing adequate management, legal and financial controls in China

China historically has not adopted a Western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Our bank accounts are not insured or protected against loss

We maintain our cash with various banks and trust companies located in China. Our cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

As we have limited business insurance coverage in China, any loss which we suffer may not be insured or may be insured to only a limited extent

The insurance industry in China is still in an early state of development and insurance companies located in China offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States.

Tax laws and regulations in China are subject to substantial revision, some of which may adversely affect our profitability

The Chinese tax system is in a state of flux, and it is anticipated that China's tax regime will be altered in the coming years. Tax benefits that we presently enjoy may not be available in the wake of these changes, and we could incur tax obligations to our government that are significantly higher than anticipated. These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

Certain tax exemptions that we presently enjoy in China are scheduled to expire over the next several years

As a substantial portion of our operations are located in a privileged economic zone, we are entitled to certain tax benefits. When these exemptions expire, our income tax expenses will increase, reducing our net income below what it would be if we continued to enjoy these exemptions.

We may face judicial corruption in China

Another obstacle to foreign investment in China is corruption. There is no assurance that we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through China's poorly developed and sometimes corrupt judicial systems.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

China could change its policies toward private enterprise or even nationalize or expropriate private enterprises

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in China. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice.

Uncertainties with respect to the Chinese legal system could limit legal protections available to us

Our operating subsidiary, which conducts most of its operations in China, is generally subject to laws and regulations applicable to foreign investment in China. The Chinese legal system is based on written statutes, and prior court decisions may be cited for reference but have no precedential value. Since 1979, legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the legal system in China continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Limitations on the ability of our operating subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business and fund our operations

We are a holding company and conduct substantially all of our business through our operating subsidiary in China. We will of necessity rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our Chinese subsidiary is also required to set aside at least 10% of its after-tax profit based on Chinese accounting standards each year to its general reserves until the accumulative amount of such reserves reaches 50% of its registered capital. These reserves are not distributable as cash dividends. In addition, it is required to allocate a portion of its after-tax profit to its staff welfare and bonus fund at the discretion of its board of directors. Moreover, if our subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Any limitation on the ability of our subsidiary to distribute dividends and other distributions to us could materially and adversely limit our ability to make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents and registration requirements for employee stock ownership plans or share option plans may subject our China resident shareholders to personal liability and limit our ability to acquire Chinese companies or to inject capital into our operating subsidiaries in China, limit our subsidiaries’ ability to distribute profits to us, or otherwise materially and adversely affect us

The State Administration of Foreign Exchange (SAFE) issued a public notice in October 2005, requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. To further clarify the implementation of Circular 75, the SAFE issued Circular 124 and Circular 106 on November 24, 2005 and May 29, 2007, respectively. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. If the PRC subsidiaries of the offshore parent company do not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions. Some of our PRC resident beneficial owners have not registered with the local SAFE branch as required under SAFE regulations. The failure or inability of these PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or us to fines, legal sanctions and restrictions described above.

On March 28, 2007, SAFE released detailed registration procedures for employee stock ownership plans or share option plans to be established by overseas listed companies and for individual plan participants. Any failure to comply with the relevant registration procedures may affect the effectiveness of our employee stock ownership plans or share option plans and subject the plan participants, the companies offering the plans or the relevant intermediaries, as the case may be, to penalties under PRC foreign exchange regime. These penalties may subject us to fines and legal sanctions, prevent us from being able to make distributions or pay dividends, as a result of which our business operations and our ability to distribute profits to you could be materially and adversely affected.

In addition, the National Development and Reform Commission ("NDRC") promulgated a rule in October 2004, or the NDRC Rule, which requires NDRC approvals for overseas investment projects made by PRC entities. The NDRC Rule also provides that approval procedures for overseas investment projects of PRC individuals must be implemented with reference to this rule. However, there exist extensive uncertainties in terms of interpretation of the NDRC Rule with respect to its application to a PRC individual’s overseas investment, and in practice, we are not aware of any precedents that a PRC individual’s overseas investment has been approved by the NDRC or challenged by the NDRC based on the absence of NDRC approval. Our current beneficial owners who are PRC individuals did not apply for NDRC approval for investment in us. We cannot predict how and to what extent this will affect our business operations or future strategy. For example, the failure of our shareholders who are PRC individuals to comply with the NDRC Rule may subject these persons or our PRC subsidiary to certain liabilities under PRC laws, which could adversely affect our business.

Regulation of loans and direct investment by offshore holding companies to Chinese entities may delay or prevent us from making loans or additional capital contributions to our operating subsidiaries, which could materially and adversely affect our liquidity and our ability to fund and expand our business

As an offshore holding company of our Chinese operating subsidiaries, we may need to make loans to them, or we may need to make additional capital contributions to them.

Any loans to our operating subsidiaries are subject to Chinese regulations. For example, loans by us to our subsidiaries in China, which are foreign-invested enterprises, to finance their activities cannot exceed statutory limits and must be registered with the SAFE.

We may also decide to finance our subsidiaries by means of capital contributions. These capital contributions must be approved by the PRC Ministry of Commerce or its local counterpart. We cannot assure you that we will be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our subsidiaries. If we fail to receive such approvals, our ability to use the proceeds of this offering and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively

The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our Chinese subsidiary may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE. However, the relevant Chinese government authorities may limit or eliminate their ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our Chinese subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with Chinese governmental authorities, including SAFE. In particular, if our Chinese subsidiaries borrow foreign currency loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our Chinese subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the NDRC, the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect the ability of our Chinese subsidiaries to obtain foreign exchange through debt or equity financing.

We face risks associated with currency exchange rate fluctuations; any adverse fluctuation may adversely affect our operating margins

Almost all of our revenues are denominated in RMB. Conducting business in currencies other than US dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the US dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. If the exchange rate of the RMB is effected by lowering its value as against the US dollar, our reported profitability when stated in US dollars will decrease. Historically, we have not engaged in exchange rate hedging activities and have no current intention of doing so.

We may not be able to adequately protect our technology and other proprietary rights

Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties both domestically and abroad. We have patents and patent applications pending in China, and have worked and continue to work closely with Chinese patent officials to preserve our intellectual property rights. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•	Our applications for patents and trademarks relating to our business may not be granted and, if granted, may be challenged or invalidated;

•	Issued patents and trademarks may not provide us with any competitive advantages;

•	Our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;

•	Our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or

•	Another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

In addition, while we have developed substantial goodwill for our Taiyu brand in China, our application for the registration of that mark is still pending and there is no assurance that our application will be granted.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China

Our executive officers and several of our directors, including the chairman of our Board of Directors, are Chinese citizens. It may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a shareholder or group of shareholders in the United States. Also, because our operating subsidiaries and assets are located in China, it may be extremely difficult or impossible for you to access those assets to enforce judgments rendered against us or our directors or executive offices by United States courts. In addition, the courts in China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

Risks Related to Our Securities

Shares of our common stock lack a significant trading market

Our shares are not eligible for trading on any national securities exchange. Prices for the shares of our common stock are quoted in the over-the-counter market on the OTC Bulletin Board, but there has been no meaningful volume in the trading of our shares and the market for our shares is highly illiquid. Although we have applied for the listing of our common stock on the NASDAQ Stock Market, there is no assurance that our application will be granted. There is no assurance that an active trading market in our common stock will ever develop, or, if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that quoted are on the OTC Bulletin Board as opposed to securities that trade on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the common stock, or to obtain coverage for significant news events concerning us, and the common stock would become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes.

Our director and Chief Executive Officer has a substantial ownership interest in one of our major shareholders which gives him significant influence over certain major decisions on which our shareholders may vote and may discourage an acquisition of us

Mr. Jun Wang, our director and Chief Executive Officer, owns of 50% of the equity in Beijing YSKN Machinery & Electronic Equipment Co., Ltd ("YSKN"), a company which is the record holder of 30.19% of our outstanding common stock. Mr. Wang has substantial influence over the actions of that substantial shareholder. As a result, Mr. Wang has significant influence over all corporate actions requiring shareholder approval, irrespective of how the Company's other shareholders may vote, including the following actions:

•	electing or defeating the election of our directors;

•	amending or preventing amendment of our certificate of incorporation or bylaws;

•	effecting or preventing a merger, sale of assets or other corporate transaction; and

•	controlling the outcome of any other matter submitted to the shareholders for vote.

The interests of Mr. Wang may differ from the interests of other shareholders. This may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

Because we obtained our present operations by means of a "reverse acquisition," we may not be able to attract the attention of major brokerage firms

There may be risks associated with our use of a "reverse acquisition" to obtain our present operations. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Future sales of shares of our common stock by our shareholders could cause our stock price to decline

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. If our shareholders sell substantial amounts of our common stock in the public market upon the effectiveness of a registration statement, or upon the expiration of any holding period under Rule 144, such sales could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The 18,500,000 shares of common stock we issued in the share exchange with the former shareholders of Taiyu will be freely tradable upon the earlier of (i) effectiveness of a registration statement covering such shares; and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act and the sale of such shares could have a negative impact on the price of our common stock.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders

Our articles of incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. There are approximately 50,567,100 authorized and unissued shares of our common stock which have not been reserved and are available for future issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our common stock, to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

•	may significantly reduce the equity interest of our existing shareholders; and

•	may adversely affect prevailing market prices for our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business. In addition, the payment of dividends is limited by Chinese law. See "RISK FACTORS - Risks Relating to Doing Business in China - Limitations on the ability of our operating subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business and fund our operations."

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the consummation of share exchange, which is described in detail in Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments" beginning on page __, on April 14, 2008, SmartHeat issued an aggregate of 18,500000 shares to the former Taiyu Shareholders.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Subsequent Events

On July 7, 2008, the Company completed a closing of a private placement offering of Units pursuant to which SmartHeat sold an aggregate of 1,620,000 Units at an offering price of $3.50 per Unit for aggregate gross proceeds of approximately $5.67 million. Each "Unit" consists of one share of SmartHeat's common stock and a three year warrant to purchase 15% of one share of common stock at an exercise price of $6.00 per share. The Units sold represent an aggregate of 1,620,000 million shares of common stock and warrants to purchase 243,000 shares of Common Stock. The warrants are immediately exercisable and expire on the third anniversary of their issuance. In connection with the private placement offering, the Company paid commissions and fees totaling $311,675 and issued warrants to purchase 147,500 shares of common stock.

On July 17, 2008, the Company granted non-statutory stock options to each of its two independent US directors. The terms of each option are: 10,000 shares at an exercise price per share of $4.60, with a life of five years and vesting over three years as follows: 3,333 shares shall vest on July 17, 2009; 3,333 shares shall vest on July 17, 2010; and 3,334 shares shall vest on July 17, 2011, subject in each case to the director continuing to be associated with the Company as a director.

Item 6. Exhibits

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTHEAT INC. (Registrant)

August 14, 2008	By:	/s/ Jun Wang
Jun Wang President and Chief Executive Officer

August 14, 2008	By:	/s/ Zhijuan Guo
Zhijuan Guo Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).