Form 10-Q
period 2008-09-30
SMARTHEAT INC.
filed 2008-11-14
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53052

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-0514768
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,179,900 shares as of November 3, 2008.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
13. DEFFERED TAX LIABILITY		13
Deferred tax liability represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe.		13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T.	Controls and Procedures	26
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
SIGNATURES		28

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

	AS OF SEPTEMBER 30, 2008	AS OF DECEMBER 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$1,702,938	$393,147
Restricted cash	678,642	537,098
Accounts receivable, net	11,797,010	4,762,822
Retentions receivable	271,173	191,319
Prepaid expenses	8,316	-
Advances to suppliers	154,290	158,750
Other receivables	3,351,498	766,231
Inventories	8,454,000	7,928,408
Due from related party	251,547	118,560
Notes receivable	203,696	-

Total current assets	26,873,110	14,856,335

NON-CURRENT ASSETS
Accounts receivable, net	-	949,998
Retentions receivable	-	169,309
Intangible assets, net	1,176,351	534,208
Property and equipment, net	2,349,147	2,040,809
Construction in progress	85,036	-

Total noncurrent assets	3,610,534	3,694,324

TOTAL ASSETS	$30,483,644	$18,550,659

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,635,664	$3,128,585
Unearned revenue	2,282,353	3,125,406
Taxes payable	1,423,528	503,010
Accrued liabilities and other payables	1,398,402	807,700
Due to related party	-	445,990
Due to minority shareholder	5,274	-
Loans payable	3,548,746	4,619,856

Total current liabilities	13,293,967	12,630,547

DEFERRED TAX LIABILITY	39,112	-

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 24,179,900 and 18,500,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	24,180	18,500
Paid in capital	8,219,898	3,102,132
Statutory reserve	1,064,768	506,532
Accumulated other comprehensive income	1,052,529	473,859
Retained earnings	6,789,190	1,819,089

Total stockholders' equity	17,150,565	5,920,112

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,483,644	$18,550,659

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER
COMPREHENSIVE INCOME
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2008	2007	2008	2007

Net sales	$29,345,571	$5,473,573	$20,708,288	$3,015,606

Cost of goods sold	19,502,070	3,679,507	13,273,914	2,080,718

Gross profit	9,843,501	1,794,066	7,434,374	934,888

Operating expenses
Selling expenses	1,664,882	805,099	1,056,854	320,206
General and administrative expenses	1,470,577	528,215	1,024,107	229,373

Total operating expenses	3,135,459	1,333,314	2,080,961	549,579

Income from operations	6,708,042	460,752	5,353,413	385,309

Non-operating income (expenses)
Interest income	318,070	142,583	57,387	-
Interest expense	(257,116)	(170,985)	(94,076)	(104,857)
Investment expense	(1,628)	-	(1,628)	-
Non-operating income	9,744	22,110	9,744	22,110
Non-operating expense	(2,990)	(6,285)	(11,280)	(18,285)
Exchange loss	(9,058)	(11,855)	(9,058)	(11,855)
Subsidy income	16,141	52,193	7,000	363

Total non-operating income (expenses)	73,163	27,761	(41,911)	(112,524)

Income before income tax	6,781,205	488,513	5,311,502	272,785

Income tax expense	1,246,935	105,256	980,907	52,770

Income after income tax	5,534,270	383,257	4,330,595	220,015

Less: minority interest	5,934	(1,859)	5,934	(13)

Net income	5,528,336	385,116	4,324,661	220,028

Other comprehensive item
Foreign currency translation	578,670	147,335	167,774	70,081

Comprehensive Income	$6,107,006	$532,451	$4,492,435	$290,109

Basic weighted average shares outstanding	21,503,588	18,500,000	24,055,878	18,500,000

Diluted weighted average shares outstanding	21,503,647	18,500,000	24,056,054	18,500,000

Basic earnings per share	$0.26	$0.02	$0.18	$0.01

Diluted earnings per share	$0.26	$0.02	$0.18	$0.01

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,528,336	$385,116
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	173,821	90,888
Unearned interest on accounts receivable	(71,804)	(91,645)
Stock option compensation expense	1,270	-
Minority interest	5,934	(1,859)
(Increase) decrease in current assets:
Accounts receivable	(4,995,840)	2,234,468
Retentions receivable	107,279	376,944
Advances to suppliers	320,260	(1,186,901)
Other receivables	(2,346,526)	(94,544)
Inventory	118,223	(3,696,182)
Other assets	-	(1,433,510)
Increase (decrease) in current liabilities:
Accounts payable	928,337	648,667
Unearned revenue	(1,581,803)	1,938,100
Taxes payable	864,934	(518,038)
Accrued liabilities and other payables	(266,072)	267,750

Net cash used in operating activities	(1,213,651)	(1,080,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(101,542)	(71,483)
Acquisition of property & equipment	(287,398)	(184,535)
Construction in progress	(83,027)	(401,961)

Net cash used in investing activities	(471,967)	(657,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to minority shareholders	(660)	-
Due from / (to) shareholder	(587,644)	(201,173)
Notes receivable	(201,118)	(6,524)
Short term loans	(1,361,113)	2,314,795
Capital contribution, shares issued	5,100,000	-

Net cash provided by financing activities	2,949,465	2,107,098

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(9,482)	16,811

NET INCREASE IN CASH & CASH EQUIVALENTS	1,254,365	385,184

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	448,573	202,295

CASH & CASH EQUIVALENTS, END OF PERIOD	$1,702,938	$587,479

Supplemental Cash flow data:
Income tax paid	$426,809	$95,082
Interest paid	$201,269	$180,265

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006 in the State of Nevada. The Company is engaged in the manufacturing and sale of plate heat exchangers and various packages, thermometer testing devices and heat usage calculators through its wholly owned operating subsidiary in China.

On April 14, 2008, the Company entered into a Share Exchange Agreement with Shenyang Taiyu Machinery and Electronic Equipment Co., Ltd. ("Taiyu") and the Taiyu Shareholders. The Company issued 18,500,000 shares of its common stock to the shareholder of Taiyu in exchange for all of the equitable and legal rights, title and interests in and to Taiyu's share capital in the amount of RMB 25,000,000. Concurrent with the share exchange, one of SmartHeat’s shareholders cancelled 2,500,000 shares out of 6,549,900 of total issued and outstanding shares of SmartHeat pursuant to the Split-Off Agreement dated April 14, 2008. As a result of the share exchange and the cancellation of the 2,500,000 shares of the Company's common stock, there are 22,549,900 shares of the Company's common stock issued and outstanding, approximately 82.04% of which are held by the former Taiyu Shareholders.  The shareholders of the Company immediately prior to the completion of these transactions hold the remaining 17.96% of the issued and outstanding share capital of SmartHeat. Taiyu became a wholly-owned subsidiary of SmartHeat.

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

On September 25, 2008, the Company entered into the Share Exchange Agreement (the "Agreement") between Asialink (Far East) Limited ("Asialink") and the Company providing for the acquisition by the Company from Asialink of all of the outstanding capital stock of San De Ke Co., Ltd., a Shanghai based manufacturer of heat plate exchangers ("SanDeKe"). The purchase price for the SanDeKe shares was $741,516, of which $222,455 was payable within 15 days after the signature date of the Agreement, $370,758 is payable within 15 days after all necessary documents have been filed with government agencies, and $148,303 of which is payable within 15 days after the purchase has been approved and registered by the government agencies. Under the terms of the Agreement, two of the shareholders of SanDeKe have agreed not to compete with the business of SanDeKe for a period of four years after the completion of the purchase.

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the 2007 audited financial statements and footnotes included in the Company’s audited financial statements.  The results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, SanDeKe, Taiyu, and Taiyu’s 55% owned subsidiary, Qingdao Yushi Heat Power Equipment Co., Ltd ("Yushi"). Yushi is engaged in manufacturing and selling of heat power equipment. For purposes of this Quarterly Report, the "Company" refers collectively to SmartHeat, SanDeKe, Taiyu and Yushi. All significant inter-company accounts and transactions have been eliminated in consolidation.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2008 and December 31, 2007, the Company maintained restricted cash of $678,642 and $537,098, respectively, in several bank accounts, which was pledged for the guarantee of certain contracts execution and completion.

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $353,621 and $330,518 at September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008 and December 31, 2007, the Company had retentions receivable from customers for product quality assurance in the amount of $271,173 and $360,628, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 months to two years.

Accounts receivable is net of unearned interest of $85,254 and $148,421 at September 30, 2008 and December 31, 2007, respectively. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at the Company's borrowing rate which was 7.04% in 2008 and 2007.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2008 and December 31, 2007, there were no significant impairments of its long-lived assets.

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

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

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

Sales returns and allowances were $0 for both the nine and three months ended September 30, 2008 and 2007. The Company does not provide unconditional right of return, price protection or any other concessions to its customers. The Company provides free after-sale service for a period of one year. After-sale expense was $61,106 and $232,581 for the nine months ended September 30, 2008 and 2007; and $28,783 and $185,584 for the three months ended September 30, 2008 and 2007, respectively.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. Cash flows from operating, investing and financing activities exclude the effect of the acquisition of SanDeKe.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

The following table presents a reconciliation of basic and diluted earnings per share:

	For the Nine Months Ended September 30 (Unaudited)		For the Three Months Ended September 30 (Unaudited)
	2008	2007	2008	2007
Net income	$5,528,336	$385,116	$4,324,661	$220,028

Weighted average shares outstanding - basic	21,503,588	18,500,000	24,055,878	18,500,000
Effect of dilutive securities:
Unexercised warrants and options	59	—	176	—
Weighted average shares outstanding - diluted	21,503,647	18,500,000	24,056,054	18,500,000

Earnings per share - basic	$0.26	$0.02	0.18	0.01
Earnings per share - diluted	$0.26	$0.02	0.18	0.01

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

New Accounting Pronouncements

Accounting for Financial Guarantee Insurance Contracts

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 will not have an impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Business Combinations

In December 2007, FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

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

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, FASB issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The Company adopted the provisions of SFAS 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether non-refundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on our financial statements.

 3. INVENTORIES

Inventories at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Raw materials	$6,774,332	$3,865,575
Work in process	543,019	48,627
Finished Goods	1,136,649	4,014,206
Total	$8,454,000	$7,928,408

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Building	$1,738,219	$1,624,651
Production equipment	420,789	298,242
Office equipment	223,078	156,368
Vehicles	274,940	134,724
	2,657,026	2,213,985
Less: Accumulated depreciation	(307,879)	(173,176)
	$2,349,147	$2,040,809

Depreciation expense for the nine months ended September 30, 2008 and 2007 was approximately $119,000 and $45,000; approximately $42,000 and $16,000 for the three months ended September 30, 2008 and 2007, respectively.

5. CONSTRUCTION IN PROGRESS

Construction in progress represented the amount the Company has paid for constructing a manufacturing workshop.

6. OTHER RECEIVABLES

Other receivables at September 30, 2008 consisted of cash advances to some customers in the amount of approximately $1,870,000, guarantee deposits for public bidding of approximately $510,000, prepayment and deposits for freight insurance expense of approximately $155,000, receivables for consulting and installation service provided in the amount of approximately $230,000, and cash advances to employees for normal business purposes such as travel expenses, etc.

7. NOTES RECEIVABLE

Notes receivable consisted of several notes that were due from third parties or the Company’s customers. These notes receivable were interest-free and due within 3-6 months.

8. RELATED PARTY TRANSACTIONS

Due from related party

Due from related party consisted of purchase deposits and a short term advance to one of the Company’s shareholders of $251,547 and $118,560 at September 30, 2008 and December 31, 2007, respectively.

Due to Related Party

Due to related party represented advance from the same shareholder with variable interest rate tied to the bank interest rate, currently at 8.591% per annum and 6.903% per annum as of December 31, 2007, principal and interest are payable on demand, this advance was paid of by September 30, 2008.

9. INTANGIBLE ASSETS

Intangible assets mainly consisted of land use rights, computer software, know-how technology, customer list and covenant not to compete. All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2005 for $439,850 (RMB 3,549,682). The Company has the right to use the land for 50 years and is amortizing such rights on a straight-line basis for 50 years.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Intangible assets consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Land use right	$520,634	$486,618
Know-how technology	267,457	-
Customer list	192,119	-
Covenant not to compete	104,512	-
Software	184,086	140,476
	1,268,808	627,094
Less: accumulated amortization	(92,457)	(92,886)
	$1,176,351	$534,208

Amortization expense for the nine months ended September 30, 2008 and 2007 were approximately $38,000 and $34,000, approximately $11,000 and $23,000 for the three months ended September 30, 2008 and 2007, respectively. Annual amortization expense for the next five years is expected to be as follows: $51,000, $51,000, $51,000, $21,000 and $21,000.

10. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Income tax payable	$934,558	$74,981
Value added tax payable	502,026	421,009
Other taxes payable (receivable)	(13,056)	7,020
	$1,423,528	$503,010

11. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities at September 30, 2008 mainly consisted of accrued interest, utility and employee benefits in the aggregate of approximately $60,000. Other payables mainly consisted of short term, non interest bearing advances from third parties and payables for the Company’s miscellaneous expenses in the aggregate of approximately $590,000, and payable for the purchase consideration of SanDeKe for approximately $741,000.

12. LOANS PAYABLE - SHORT TERM

The Company is obligated for the following short term loans payable as of September 30, 2008 and December 31, 2007:

	Balance at September 30, 2008	Balance at December 31, 2007
Short term loan with a commercial bank in the PRC for 6,000,000 RMB, or $822,526. This loan was entered into on Apr 28, 2007 and is due on Apr 12, 2008. This loan bears interest at 7.029% per annum. This loan was renewed on Apr 12, 2008 with new maturity date on June 13, 2009.	$880,023	$822,526

Short term loan with a foreign commercial bank with branch in the PRC for 10,200,000 RMB, or $1,398,295. This loan was entered into on Jun 25, 2007 and is due on Jun 24, 2008. This loan born interest at 5.265% per annum. This loan was repaid in June, 2008.	—	1,302,333

The Company entered into a series of short term loans during 2006 and 2007 with a third party company in the PRC for total of 10, 300,000 RMB or $1,412,003. Some of the loans will mature on various dates in year 2008 and some of the loans are payable on demand. These loans bear variable interest at 8.591% per annum for 2008 and 6.903% per annum for 2007.	1,129,363	1,412,003

The Company entered into a series of short term loans during 2006 with another third party company in the PRC for total of 2,850,000 RMB, or $390,700. These loans are due on various dates in year 2008. These loans bear variable interest at 8.591% per annum for 2008 and 6.903% per annum for 2007.	358,661	390,701

The Company entered into a short term loan with another third party company in the PRC for 5,050,000 RMB or $625,759. This loan was entered into on Aug 31, 2005 and was due on Aug 31, 2006. This loan bears no interest. Imputed interest on the loan was immaterial. This loan became payable on demand after Aug 31, 2006.	740,686	692,293
The Company entered into a one year loan on July 1, 2008 with another third party company in the PRC for total of 3,000,000 RMB, or $440,000. This loan is due on June 30, 2009 with interest rate of 8.591% per annum.	440,013	—

	$3,548,746	$4,619,856

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

13. DEFFERED TAX LIABILITY

Deferred tax liability represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe.

14. MINORITY INTEREST AND DUE TO MINORITY SHAREHOLDER

Minority interest represented 45% interest in Yushi. At August 31, 2008, the Company liquidated Yushi and planned to distribute the remaining assets of $5,274 to its minority shareholders. At September 30, 2008, minority interest was zero due to the liquidation of Yushi; at December 31, 2007, minority interest was zero as minority’s share of cumulative losses exceeded its equity interest in Yushi. Minority’s share of income for the nine months ended September 30, 2008 was $5,934 as the forgiveness of the accounts payable by Taiyu, minority’s share of loss for the nine months ended December 31, 2007 were limited to $1,859.

15. INCOME TAXES

The Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

The Company, as a manufacturing business, is subject to a 15% income tax rate. Taiyu was exempted from income tax for two years starting from the 1st profitable year since incorporation, and was entitled to a 50% discount on the 15% income tax rate for 2005 through 2007. According to the new income tax law that became effective January 1, 2008, for those enterprises to which the 15% tax rate was applicable previously, the applicable rates shall be gradually increase over a five-year period as follows:

Year	Tax Rate
2007	15%
2008	18%
2009	20%
2010	22%
2011	24%
2012	25%

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

SanDeKe is subject to an 18% income tax rate after 7% reduction in federal income tax rate given by federal government, is also exempted from income tax for two years starting from the 1st profitable year, and was entitled to a 50% discount on the 18% income tax rate for 2010 through 2012. SanDeKe’s net income will be lowered by approximately $17,000 for the period from acquisition date to September 30, 2008 if it is not exempted from income tax.

For the nine and three months ended September 30, 2008 and 2007, the Company’s effective income tax rate differs from US statutory rate due to the effect of tax holiday.

16. STATUTORY RESERVES

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

17. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, the Company closed a private placement offering of Units pursuant to which SmartHeat sold an aggregate of 1,630,000 Units at an offering price of $3.50 per Unit for aggregate gross proceeds of approximately $5.7 million. Each "Unit" consists of one share of SmartHeat's common stock and a three year warrant to purchase 15% of one share of common stock at an exercise price of $6.00 per share. The Units sold represent an aggregate of 1,630,000 million shares of common stock and warrants to purchase 244,500 shares of Common Stock. In connection with the private placement offering, the Company paid commission of approximately $340,000 and issued warrants to purchase 148,500 shares of common stock to its placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. Net proceeds of approximately $5.1 million have been received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 15% and term of 3 years. There were no warrants exercised from the grant date to September 30, 2008.

Stock Options to Independent Directors

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

Based on the fair value method under SFAS No. 123 (Revised) “Share Based Payment” (“SFAS 123(R)”), the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate. The fair value of each option grant to independent directors is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

The options vest over a period of three years and have a life of 5 years, volatility of 15%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

The Company recorded $1,270 of compensation expense for stock options to its independent directors for the nine months ended September 30, 2008. There were no options exercised for the nine months ended September 30, 2008.

18. COMMITMENTS

The Company leased several offices for its sales representative in different cities under various one-year, non-cancellable, and renewable operating lease agreements.

Future minimum rental payments required under these operating leases are as follows:

Year Ending September 30,	Amount
2009	$46,000
2010	21,000
Total	$67,000

Total rental expense for the nine months ended September 30, 2008 and 2007 was approximately $71,000 and $39,000, and approximately $39,000 and $20,000 for the three months ended September 30, 2008 and 2007, respectively.

19. CONTINGENCIES

The Company sold goods to its customers and received Commercial Notes (Bank Acceptance) from the customers in lieu of the payments for accounts receivable. The Company discounted the Notes with the bank or endorsed the Notes to vendors, which could be for payment of their own obligations or get cash from the third parties. Most of the Commercial Notes have maturity of less than six months. At September 30, 2008, the Company is contingently liable to vendors and third parties for endorsed bank acceptance amounting to $358,227.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’ s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company’s sales, purchases and expense transactions are denominated in RMB and all of the Company’s assets and liabilities are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

20. ACQUISITION OF SAN DE KE CO., LTD.

On September 25, 2008, the Company entered into a Share Exchange Agreement ("Agreement") for the acquisition by the Company of all of the outstanding capital stock of SanDeKe. The purchase price for the SanDeKe shares was $741,516, of which $222,455 was payable within 15 days after the signature date of the Agreement, $370,758 is payable within 15 days after all necessary documents have been filed with government agencies, and $148,303 of which is payable within 15 days after the purchase has been approved and registered by the government agencies. Under the terms of the Agreement, two of the shareholders of SanDeKe have agreed not to compete with the business of SanDeKe for a period of four years after the completion of the purchase.

The operating results of SanDeKe are included in the accompanying consolidated statements of income from the acquisition date. For convenience of reporting the acquisition for accounting purposes, September 1, 2008 has been designated as the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair value of the net assets acquired exceeded the total consideration for the acquisition by approximately $117,000 (RMB 800,000). The excess (negative goodwill) was allocated on a pro rata basis to long-lived assets.

Cash	$59,245
Accounts receivable	489,527
Advance to suppliers	329,951
Other receivables	128,646
Inventory	92,370
Property and equipment	73,324
Intangible assets	563,567
Accounts payable	(332,276)
Advance from customers	(557,216)
Deferred tax liability	(39,076)
Other current liabilities	(66,546)
Purchase price	$741,516

The intangible asset consisted of know-how technology being amortized over 5 years, customer list being amortized over 5 years and covenants not to compete, being amortized over 4 years.

The pro forma financial information of the consolidated operations of the Company as if the acquisition of SanDeKe had occurred as of the beginning of the year is presented below:

For the nine months ended September 30, 2008	SmartHeat	Taiyu	SanDeKe	Pro forma Adjustments	Pro forma Consolidated
Net revenue	$-	28,958,383	2,541,234	-	31,499,617
Cost of revenue	-	(19,252,126)	(2,012,066)	-	(21,264,191)
Gross profit	-	9,706,257	529,168	-	10,235,425
Selling expense	-	(1,664,882)	-	-	(1,664,882)
General & administrative expense	(107,195)	(1,297,666)	(384,526)	(87,898)	(1,877,286)
Total operating expenses	(107,195)	(2,962,549)	(384,526)	(87,898)	(3,542,168)
Income (loss) from operations	(107,195)	6,743,708	144,642	(87,898)	6,693,257
Non-operating income (expenses), net	-	75,806	(870)	-	74,936
Income (loss) before income tax	(107,195)	6,819,514	143,773	(87,898)	6,768,193
Income tax	-	(1,246,935)	-	-	(1,246,935)
Minority interest	-	5,934	-	-	5,934
Net income (loss)	$(107,195)	5,566,645	143,773	(87,898)	5,515,324

a)
Pro forma adjustment is to record additional amortization expense of $86,440 and depreciation expense of $1,458 for the increase in basis of the intangible assets and slight decrease in basis of the fixed assets as a result of the purchase.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

For the nine months ended September 30, 2007	SmartHeat	Taiyu	SanDeKe	Pro forma Adjustments	Pro forma Consolidated
Net revenue	$-	5,473,573	1,750,129	-	7,223,702
Cost of revenue	-	(3,679,507)	(1,504,957)	-	(5,184,465)
Gross profit	-	1,794,065	245,171	-	2,039,237
Selling expense	-	(805,099)	-	-	(805,099)
General & administrative expense	–	(528,215)	(168,431)	(80,770)	(777,416)
Total operating expenses	-	(1,333,314)	(168,431)	(80,770)	(1,582,515)
Income from operations	-	460,752	76,740	(80,770)	456,722
Non-operating income, net	-	27,760	451	-	28,211
Income before income tax	-	488,512	77,191	(80,770)	484,932
Income tax	-	(105,256)	-	-	(105,256)
Minority interest	-	(1,859)	-	-	(1,859)
Net income	$-	385,115	77,191	(80,770)	381,536

a)
Pro forma adjustment is to record additional amortization expense of $78,759 and depreciation expense of $2,011 for the increase in basis of the intangible assets and slight decrease in basis of the fixed assets as a result of the purchase.

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

Recent Developments

Share Exchange and Related Transactions

On April 14, 2008, the Company entered into and consummated a series of agreements which resulted in the acquisition of all of share capital of Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd ("Taiyu"), a plate heat exchange products company organized under the laws of the People's Republic of China, the divestiture of the Company's prior exploration business, and the change of the Company's name to SmartHeat Inc. The acquisition of Taiyu's share capital was accomplished pursuant to the terms of a Share Exchange Agreement dated April 14, 2008 (the "Share Exchange Agreement") by and among the Company's wholly owned subsidiary SmartHeat Inc., a Nevada corporation, Taiyu and all of the shareholders of Taiyu (the "Taiyu Shareholders").  At the closing under the Share Exchange Agreement all of the equitable and legal rights, title and interests in and to Taiyu's share capital in the amount of RMB25,000,000 was exchanged for an aggregate of 18,500,000 shares of SmartHeat common stock (the "Share Exchange").  As a result of the Share Exchange, Taiyu became a wholly-owned subsidiary of SmartHeat. SmartHeat was thereafter immediately merged into the Company.

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

•
As a condition to the closing of the Share Exchange, Mr. Jun Wang, the Chairman and Chief Executive Officer of Taiyu was appointed to the board of directors of the Company. Mr. Wang is the sole member of the board of directors as of the date hereof; Mr. Schlombs, having resigned effective as of the close of business on April 15, 2008.

•
Also as a condition to the closing of the Share Exchange, Mr. Schlombs resigned as the President, Chief Executive Officer, Secretary and Treasurer of the Company and Mr. Jun Wang was appointed as President and Chief Executive Officer, Ms. Zhijuan Guo was appointed as Chief Financial Officer and Ms. Huajun Ai was appointed as Corporate Secretary.

Private Placement

On July 7, 2008, the Company completed a closing of a private placement offering (the "Offering") of Units pursuant to which SmartHeat sold an aggregate of 1,620,000 Units at an offering price of $3.50 per Unit for aggregate gross proceeds of approximately $5.67 million. An additional 10,000 Units were sold in a second closing of the Offering on August 12, 2008 for aggregate gross proceeds of approximately $35,000. Each "Unit" consists of one share of SmartHeat's common stock and a three year warrant to purchase 15% of one share of common stock at an exercise price of $6.00 per share. The Units sold represent an aggregate of 1,630,000 million shares of common stock and warrants to purchase 244,500 shares of Common Stock. The warrants are immediately exercisable and expire on the third anniversary of their issuance. In connection with the Offering, the Company paid commissions and fees approximately $340,000 and issued warrants to purchase 148,500 shares of common stock.

Option Grants

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

San De Ke Transaction

On September 25, 2008, the Company entered into the Share Exchange Agreement (the "Purchase Agreement") between Asialink (Far East) Limited ("Asialink") and the Company providing for the acquisition by the Company from Asialink of all of the outstanding capital stock of San De Ke Co., Ltd., a Shanghai - based manufacturer of heat plate exchangers ("SanDeKe"). The purchase price for the SanDeKe shares was $741,516. SanDeKe has an annual production capacity of approximately 4,000 plate heat exchangers. SanDeKe was founded in October 2004 to capitalize and expand on the increasing need for energy saving and environmentally friendly products within China. Its client base spans a wide range of industries including manufacturing, consumer, chemical, and energy.

Under the terms of the Purchase Agreement, two of the shareholders of SanDeKe have agreed not to compete with the business of SanDeKe for a period of four years after the completion of the purchase.

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

Revenue Recognition

Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin No. 104.  Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Results of Operations

Quarter Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	For the Quarter Ended September 30,
	2008		2007
	$	% of sales	$	% of sales
Sales	20,708,288		3,015,606
Cost of Sales	(13,273,914)	64.0	(2,080,718)	69.0
Gross Profit	7,434,374	36.0	934,888	31.0
Operating Expenses	(2,080,961)	10.0	(549,579)	18.0
Income from Operations	5,353,413	26.0	385,309	13.0
Other Income (Expenses), net	(41,911)	(0.2)	(112,524)	(3.7)
Net Income	4,324,661	21.0	220,028	7.3

Sales.  Our net sales for the three months ended September 30, 2008 were approximately $20.71 million while our net sales in same period for 2007 were approximately $3.02 million, an increase in revenues of $17.69 million, or about 587%.  The increase was primarily due to the expansion of our sales force, growth of our existing sales channels to develop new customers and the extension of our customer base into other industries and new regions in China. We believe that our sales will continue to grow as we strengthen our sales efforts by hiring more sales personnel, expanding sales channels, and improving the quality of our products.

Cost of Sales.  Our cost of sales for the three months ended September 30, 2008 were approximately $13.27 million while our cost of sales for the same period in 2007, were approximately $2.08 million, an increase of $11.19 million, or 538%.  The increase in cost of sales is attributed to increases in our production and sales during the period.  Cost of sales as a percentage of sales was approximately 64% for the third fiscal quarter of 2008 and 69% for the same period in 2007. The decrease in cost of sales as a percentage of sales for the third quarter of 2008 was mainly due to efficient cost control on our purchasing, manufacturing and quality control departments.

Gross Profit.  Gross profit was $7.43 million for the quarter ended September 30, 2008 as compared to $0.93 million for the same period in 2007, representing gross margins of approximately 36% and 31% for the third quarter of 2008 and 2007, respectively.  The increase in our gross profits was mainly due to the significant increase in our sales and decrease in cost of sales. We believe our gross profit margin will continue to increase due to the economies of scale as we continue to increase our production, improve efficiency on cost control and increase the sales on assembled heat exchanger unit.

Operating Expenses.  Operating expenses, consisting of selling, general and administrative expenses, totaled approximately $2.08 million for the three months ended September 30, 2008 as compared to $0.55 million for the same period in 2007, an increase of approximately $1.53 million or 279%.  The increase in operating expenses was mainly due to proportional increases in after-sale service, payroll, insurance and travel expenses, coupled with our increased sales and production; as well as the audit, legal, consulting and filing expenses in connection with the Company of being public in US since April of 2008.

Net Income.  Our net income for the three month period ended September 30, 2008 was approximately $4.32 million as compared to $0.22 million for the same period in 2007, an increase of $4.1 million or 1866%.  This increase is attributable to economy of scale combined with rapid growth in revenue and efficiency of operations. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	For the Nine Months Ended September 30,
	2008		2007
	$	% of Sales	$	% of Sales
Sales	29,345,571		5,473,573
Cost of sales	(19,502,070)	66.5	(3,679,507)	67.0
Gross Profit	9,843,501	33.5	1,794,066	33.0
Operating Expenses	(3,135,459)	10.7	(1,333,314)	24.4
Income from Operation	6,708,042	23.0	460,752	8.4
Other Income (Expenses), net	73,163	0.25	27,761	0.51
Net Income	5,528,336	19.0	385,116	7.0

Sales.  Our net sales for the nine months ended September 30, 2008 were approximately $29.35 million while our net sales for the same period in 2007, were approximately $5.47 million, an increase in revenues of $23.87 million, or 436%.  The increase was due to 1) growing demand for our product resulting from rapid increase in newly-built residential communities in Shenyang City and the surrounding area, 2) increased number of our sales representatives to develop new customers in more cities in China, 3) expanding the field of applications for our products to industries other than heating providers, such as steel, electrical power plants and chemical engineering, etc. We believe that our sales will continue to grow because we are strengthening our sales efforts by hiring more sales personnel, offering incentive rewarding and compensating system to our sales representatives, increasing the sales channels, and improving the quality of our products.

Cost of Sales.  Our cost of sales for the nine months ended September 30, 2008 were approximately $19.5 million while our cost of sales for the same period in 2007 were approximately $3.68 million, an increase of $15.82 million, or 430%.  The increase in cost of sales is attributed to the increase of production and sales activities in 2008.  Cost of sales as a percentage of sales was approximately 66.5% for the nine months ended September 30, 2008 and 67% for the same period in 2007.  A slight decrease in cost of sales as a percentage of sales for nine months ended September 30, 2008 was a result of improvement on cost control which benefited from our strictly established cost control procedures.

Gross Profit.  Gross profit was $9.84 million for the nine months ended September 30, 2008 as compared to $1.79 million for the same period in 2007, representing gross margins of approximately 33.5% and 33% for nine months ended September 30, 2008 and 2007, respectively.  The increase in our gross profits due to the increase of sales activities and decrease in cost of sales which benefited from our strict cost control procedures. We believe our gross profit margin will increase due to the economy of scale as we will increase our production and improving our efficiency on cost control.

Operating Expenses.  Operating expenses consisted of selling, general and administrative expenses and totaled approximately $3.14 million for the nine months ended September 30, 2008 as compared to $1.33 million for the same period in 2007, an increase of approximately $1.8 million or 136%.  The increased in operating expenses was mainly due to increase in rental expense as we leased new offices for our representatives in the major cities of China, after-sale service, payroll, insurance and travel expenses coupled with our increased sales and production; as well as the audit, legal, consulting and filing expenses in connection with the Company of being public in the US since April of 2008.

Net Income.  Our net income for the nine months ended September 30, 2008 was $5.53 million as compared to approximately $0.39 million for the same period in 2007, an increase of $5.14 million or 1336%.  This increase is attributable to economy of scale combined with rapid growth in revenue and efficiency of operations. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of approximately $1,702,938. Working capital was approximately $13.58 million at September 30, 2008. The ratio of current assets to current liabilities was 2.02:1 at September 30, 2008.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2008 and 2007:

	For the Nine Months Ended September 30,
	2008	2007
Cash provided by (used in):
Operating Activities	$(1,213,651)	$(1,080,746)
Investing Activities	(471,967)	(657,979)
Financing Activities	2,949,465	2,107,098

Net cash flow used in operating activities was $1,213,651 for the nine months ended September 30, 2008, as compared to net cash flow used in operating activities of $1,080,746 for the nine months ended September 30, 2007. The increase in net cash flow used in operating activities for the nine months ended September 30, 2008 was mainly due to an increase in other receivables and decrease in customer deposits.  In addition, our net income for nine months ended September 30, 2008 has increased rapidly compared to the same period of 2007, bringing more cash in to the Company, while at the same time our accounts receivables have increased significantly, reducing our cash inflows.

Net cash flow used in investing activities was $471,967 for the nine months ended September 30, 2008, as compared to net cash used in investing activities of $657,979 in the same period of 2007.  The slight decrease of net cash flow used in investing activities in the nine months ended September 30, 2008 was mainly due to the completion of construction in progress that was commenced and paid in 2007.

Net cash flow provided by financing activities was $2,949,465 for the nine months ended September 30, 2008 as compared to net cash provided by financing activities of $2,107,098 for the same period of 2007. The increase of net cash inflow provided by financing activities for the nine months ended September 30, 2008 was mainly due to net proceeds of $5,100,000 from the shares issued despite repayments of $2,149,875 for the loans during the nine months ended September 30, 2008.

We believe we have sufficient cash to continue our current business through September 30, 2009 due to expected increased sales revenue and net income from operations.

We do not believe that inflation had a significant negative impact on our results of operations during the year ended September 30, 2009.

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

Contractual Obligations

The Company is obligated for the following short term loans payable as of September 30, 2008:
Balance at September 30, 2008
Short term loan with a commercial bank in the PRC for 6,000,000 RMB, or $822,526. This loan was entered into on Apr 28, 2007 and is due on Apr 12, 2008. This loan bears interest at 7.029% per annum. This loan was renewed on Apr 12, 2008 with new maturity date on June 13, 2009.	$880,023

The Company entered into a series of short term loans during 2006 and 2007 with a third party company in the PRC for total of 10, 300,000 RMB or $1,412,003. Some of the loans will mature on various dates in year 2008 and some of the loans are payable on demand. These loans bear variable interest at 8.591% per annum for 2008 and 6.903% per annum for 2007.	1,129,363

The Company entered into a series of short term loans during 2006 with another third party company in the PRC for total of 2,850,000 RMB, or $390,700. These loans are due on various dates in year 2008. These loans bear variable interest at 8.591% per annum for 2008 and 6.903% per annum for 2007.	358,661

The Company entered into a short term loan with another third party company in the PRC for 5,050,000 RMB or $625,759. This loan was entered into on Aug 31, 2005 and was due on Aug 31, 2006. This loan bears no interest. Imputed interest on the loan was immaterial. This loan became payable on demand after Aug 31, 2006.	740,686

The Company entered into a one year loan on July 1, 2008 with another third party company in the PRC for total of 3,000,000 RMB, or $440,000. This loan is due on June 30, 2009 with interest rate of 8.591% per annum.	440,013

$3,548,746

Recent Accounting Pronouncements

Accounting for Financial Guarantee Insurance Contracts

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States.  SFAS 162 will not have an impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

Business Combinations

In December 2007, FASB issued SFAS No. 141 (Revised 2007), "Business Combinations." SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Non-controlling interests (formerly known as “minority interests” – see SFAS 160 discussion above) will be valued at fair value at the acquisition date;
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

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R

In September 2006, FASB issued SFAS, No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The Company adopted the provisions of SFAS 158 for the year end 2006, and the effect of recognizing the funded status in accumulated other comprehensive income was not significant. The new measurement date requirement applies for fiscal years ending after December 15, 2008.

Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether non-refundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed.  Management is currently evaluating the effect of this pronouncement on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, we concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that materially affected our internal control over financial reporting.

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

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 7, 2008, the Company completed a closing of a private placement offering (the "Offering") of Units pursuant to which SmartHeat sold an aggregate of 1,620,000 Units at an offering price of $3.50 per Unit for aggregate gross proceeds of approximately $5.67 million. An additional 10,000 Units was sold in a second closing of the Offering on August 12, 2008 for aggregate gross proceeds of approximately $35,000. Each "Unit" consists of one share of SmartHeat's common stock and a three year warrant to purchase 15% of one share of common stock at an exercise price of $6.00 per share. The Units sold represent an aggregate of 1,630,000 million shares of common stock and warrants to purchase 244,500 shares of Common Stock. The warrants are immediately exercisable and expire on the third anniversary of their issuance. In connection with the Offering, the Company paid commissions and fees approximately $340,000 and issued warrants to purchase 148,500 shares of common stock. The proceeds from the sale of the Units in the Offering were used for general corporate purposes.

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

SMARTHEAT INC. (Registrant)

	By:	/s/ Jun Wang
November 14, 2008		Jun Wang President and Chief Executive Officer

	By:	/s/ Zhijuan Guo
November 14, 2008		Zhijuan Guo Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).