Form 10-K
period 2008-12-31
SMARTHEAT INC.
filed 2009-03-18
CIK 1384135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission file number 000-53052

SMARTHEAT INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	98 -0514768
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
A-1, 10, Street 7
Shenyang Economic and Technological Development Zone
Shenyang, China 110027
 (Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code:
+86 (24) 2519-7699

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.001 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

The aggregate market value of the registrant’s common stock held beneficially by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $41,095,480, based on the last closing sales price of the registrant’s common stock as reported by the Over The Counter Bulletin Board on that date. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 15, 2009, there were 24,179,900 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

SMARTHEAT INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

		Page

	PART I
Item 1.	Business	4
Item 1A.	Risk Factors	44
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 9A(T).	Controls and Procedures	33
Item 9B.	Other Information	33

	PART III
Item 10	Directors, Executive Officers and Corporate Governance	34
Item 11	Executive Compensation	37
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
Item 13	Certain Relationships and Related Transactions, and Director Independence	41
Item 14	Principal Accountant Fees and Services	42

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	43
Signatures		46

EX-23.1	Consent of Independent Registered Public Accounting Firm
EX-31.1	Certification Pursuant to Section 302 of Jun Wang
EX-31.2	Certification Pursuant to Section 302 of Zhijuan Guo
EX-32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Taiyu is a trademark of the Company. Any other trademarks or trade names mentioned in this report are the property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “SmartHeat,” “Company,” “we,” “us” and “our” refer to SmartHeat Inc. (“SmartHeat”) and its subsidiaries.

This report contains forward-looking statements regarding SmartHeat which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, the competitive nature of our business and markets, and product qualification requirements of our customers. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our goals and strategies;

•	our expansion plans;

•	our future business development, financial conditions and results of operations;

•	the expected growth of the market for PHE products and heat meters in China;

•	our expectations regarding demand for our products;

•	our expectations regarding keeping and strengthening our relationships with key customers;

•	our ability to stay abreast of market trends and technological advances;

•	our ability to effectively protect our intellectual property rights and not infringe on the intellectual property rights of others;

•	our ability to attract and retain quality employees;

•	our ability to pursue strategic acquisitions and alliances;

•	competition in our industry in China;

•	general economic and business conditions in the regions in which we sell our products;

•	relevant government policies and regulations relating to our industry; and

•	market acceptance of our products.

Additionally, this report contains statistical data that we obtained from various publicly available government publications. Statistical data in these publications also include projections based on a number of assumptions. The market for the PHEs, PHE Units, and heat meters may not grow at the rate projected by market data, or at all. The failure of this market to grow at the projected rate may have a material adverse effect on our business and the market price of our securities. In addition, the rapidly changing nature of our customers' industries results in significant uncertainties in any projections or estimates relating to the growth prospects or future condition of our market. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

Unless otherwise indicated, information in this report concerning economic conditions and our industry is based on information from independent industry analysts and publications, as well as our estimates. Except where otherwise noted, our estimates are derived from publicly available information released by third party sources, as well as data from our internal research, and are based on such data and our knowledge of our industry, which we believe to be reasonable. None of the independent industry publication market data cited in this report was prepared on our or our affiliates’ behalf.

We do not undertake any obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Additional information on the various risks and uncertainties potentially affecting our operating results are discussed below and are contained in our publicly filed documents available through the SEC’s website (www.sec.gov) or upon written request to our corporate secretary at: A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110027.

PART I

Item 1.     Business

General

We are a leading provider of plate heat exchanger products to China's industrial, residential and commercial markets. We design, manufacture, sell, and service plate heat exchangers ("PHEs"), units which combine plate heat exchangers with various pumps, temperature sensors, valves, and automated control systems ("PHE Units"), and heat meters for a broad range of industries, including petroleum refining, petrochemicals, power generation, metallurgy, food & beverage and chemical processing. We sell PHEs under the Sondex brand and PHE Units designed by our engineers and assembled with Sondex plates under our Taiyu brand name. We are an authorized dealer of Sondex PHEs for the industrial and energy sectors in China. Our Sondex distribution territory is northern and eastern China.

We were incorporated in the State of Nevada on August 4, 2006 under the name Pacific Goldrim Resources, Inc. as an exploration stage corporation that intended to engage in the exploration of silver, lead and zinc. On April 14, 2008 we changed our name to SmartHeat Inc, and acquired all of the equity interests in Shenyang Taiyu Machinery & Electronic Equipment Co, Ltd. ("Taiyu"), a privately held company formed under the laws of the People's Republic of China ("China") engaged in the design, manufacture, sale, and servicing of plate heat exchange products in China. The acquisition of Taiyu's equity interests was accomplished pursuant to the terms of a Share Exchange Agreement dated April 14, 2008 (the "Share Exchange Agreement") by and among SmartHeat, Taiyu and all of the shareholders of Taiyu (the "Taiyu Shareholders"). At the closing under the Share Exchange Agreement, all of the equitable and legal rights, title and interests in and to Taiyu's share capital in the amount of Yuan 25,000,000 were exchanged for an aggregate of 18,500,000 shares of SmartHeat common stock (the "Share Exchange"). As a result of the Share Exchange, Taiyu became a wholly-owned subsidiary of SmartHeat.

Prior to our acquisition of Taiyu, we were in the development stage and had minimal business operations. We had no interest in any property, but had the right to conduct exploration activities on thirteen (13) mineral title cells covering 27,027 hectares (66,785 acres) in the Slocan Mining Division of southeastern British Columbia, Canada. In connection with the acquisition of Taiyu, the Company transferred all of its pre-closing assets and liabilities (other than the obligation to pay a $10,000 fee to the Company's audit firm) to a wholly owned subsidiary, PGR Holdings, Inc., a Nevada corporation ("SplitCo"), under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated April 14, 2008 (the "Transfer Agreement"). The Company also sold all of the outstanding capital stock of SplitCo to Jason Schlombs (the former director and officer, and a major shareholder, of the Company) pursuant to a Stock Purchase Agreement dated April 14, 2008 (the "Split-Off Agreement") in exchange for the surrender of 2,500,000 shares of the Company's common stock held by Mr. Schlombs (the "Split-Off').

Our principal offices are located at A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110027. Our telephone number is +86 (24) 2519-7699.

Our Products

PHEs

A plate heat exchanger (“PHE”) is a device which transfers energy, usually in the form of heat, from one fluid to another across a solid surface. PHEs are constructed through the use of specifically manufactured stainless steel, titanium, and nickel plates welded together. Plates come in a variety of sizes and wave patterns, have large heat transfer surfaces and high thermal conductivity. The quantity and size of the plates used along with the total size of the PHE varies according to particular application requirements but generally do not exceed the size of a large refrigerator. Because of the larger heat transfer surface area of the PHE and despite its relatively small size, PHEs have higher heat transfer coefficient than the traditional shell-and-tube heat exchangers.

Heat exchangers were first invented in the mid 1920s to control pressure and temperature during industrial production. Later innovations in heat transfer technology, including the development of PHEs, led to higher heat recovery rates leading to greater savings in fuel consumption and reductions in related pollution. In the diagram, cold and hot fluids (red and blue arrows) enter heat exchanger from opposite ends and flow in opposite directions through the plate heat exchanger maximizing heat transfer from one fluid to the other. Plate heat exchangers can be taken apart and plates can be added to increase heat transfer area. This flexibility translates into lower expenditures on installation and equipment purchases.

DIAGRAM OF PLATE HEAT EXCHANGER

We are an authorized dealer of Sondex PHEs for the industrial and energy sectors in China.  Our Sondex distribution territory is northern and eastern China. As an authorized dealer of Sondex PHEs in China, we import finished stainless steel plates from Sondex and assemble customized PHEs based on our clients' specifications.  All design of our PHEs is done in-house by our engineers utilizing a combination of software provided by Sondex and our proprietary in-house designed software.  In the initial year of our operations, the PHE was the cornerstone of our product line.  As an authorized Sondex dealer, we have established a reputation as a high quality provider of PHEs in China.  In May 2003, we began to sell customized PHE Units containing Sondex plates.

PHE Units

PHE Units are mainly used in petroleum refining, chemicals and petrochemicals, energy generation, HVAC, steel, medical, electronics, food & beverage processing and other manufacturing sectors to reduce energy waste, improve temperature and pressure controls and cool equipment. PHE Units are built by integrating PHEs with various pumps, temperature sensors, valves, and automated control systems to form a "unit" which is used along with other units to form a "PHE network" installed in the local district heating systems. We specialize in making PHE Units for HVAC systems in residential and commercial buildings.

We began designing, manufacturing and selling our branded PHE Units in May 2003.  Our PHE Units are designed in-house by our system engineers employing online customized CAD design software based on Solid Works software which is integrated with our real-time enterprise resource planning system databases.  This advanced design platform provides the following benefits:

·	We can provide accurate price quotes instantly;

·	Our purchasing function is immediately notified of any additional material orders needed; and

·	Our manufacturing operations are able to schedule production so that goods are delivered on a just-in-time basis.

The production and sale of PHE Units have been central to our growth.  PHE Units require a comparatively higher level of technical skill and knowledge of the application markets and this is reflected in the price.  In the recent years, PHE Unit sales have contributed significantly to our revenue growth and high margins.  Less than five years after entering the market, we have emerged as a leading domestic producer of PHE Units, with a market share of approximately 8% in China in 2007.

SMARTHEAT’S PLATE HEAT EXCHANGER UNIT

Heat Meters

While heating companies in many western countries have long used meters to measure customer heat usage and invoice customers, Chinese residents and commercial customers are largely billed based on the square footage of their utilized space.  Meters indicate heat in legal heat units and the calibration of meters in many countries is regulated by government agencies and subject to local or national guidelines.  Due to rising energy costs and the increased sensitivity to environmental issues, Chinese government and local utility companies have made the use of heat meters compulsory.  As of January 2003, heat meters were required by law nationally for new construction and the law was extended in April of 2008 by the Energy Conservation Law, Article 38, to existing buildings being retrofitted.

Using our established relationships with provincial governments and utility companies throughout China, we introduced our patented heat meters to the market during the second quarter of 2006.  Sales to date have been insignificant.  However, we plan to work with the various government entities to establish a national heating standard and become an active participant in China's heat meter market in the coming years.

SMARTHEAT’S HEAT METERS

Market Overview

Heat transfer technology was introduced to China in the 1960's from Russia, mainly for applications in the petroleum industry.  Foreign manufacturers began to sell in China on a large commercial scale in the 1980's and have since dominated the Chinese market.  As domestic producers sprang up in the late 1980's and 1990's they began to take an increasingly larger share of the market.  The past decade has seen the rise of many domestic manufacturers along with joint venture operations between local and international firms.  Today the market is split between domestic firms, foreign JVs and direct imports.

Today, heat exchangers are used in heat and power generation, HVAC and refrigeration, chemicals & petrochemicals, steel & metallurgy, aeronautics, textiles, food and beverage processing and various other manufacturing industries.  Heat transfer equipment is also being employed in new energy applications such as wind, solar, biomass and waste disposal.

PHEs are replacing the less efficient shell-and-tube heat exchanges. PHEs can be installed in existing buildings and facilities as well as in new ones since they are smaller than traditional heat exchangers and can fit within existing installations.

PHEs are used in a wide range of industries with the principal demand originating in the petroleum refining, petrochemicals, power generation, metallurgy, food & beverage, and chemical processing industries.

Within the PHE industry, manufacturers are differentiated primarily based upon their reputation and the technology, improved efficiency, and durability of their products.  Given the growing importance of energy conservation and waste reduction, PHEs are likely to play an increasingly important role in many industries.

China Heat Association believes that the domestic market for PHEs was approximately $2.4 billion in 2007 and that it is expected to grow at an annual rate of about 30% until 2010 due to the continuation of industrialization and urbanization trends in China. China Heat Association also believes that the domestic market for PHE Units was approximately $139 million in 2007 and it is expected to grow at an annual rate of 70% until 2010.

The global market for heat transfer products and compact PHE Units in 2007 was approximately $12 billion and $2.3 billion, respectively according to Alfa Laval, a leading manufacturer in our industry.  Large international PHE producers include: Alfa Laval, Sondex, GEA, Tranter SWEP, Danfoss, and Hisaka Works.

New environmental policies and regulations are also expected to have a positive impact on the demand for PHE products.

Production

Until recently, we conducted all of our manufacturing activities at our Shenyang plant.  On September 25, 2008 we acquired SanDeKe, a PHE manufacturing company located in Pudong district, Shanghai. SanDeKe leases a manufacturing facility and business offices.

We generally operate on an 8 hour shift, with the exception of the high season from May to November, during which we may operate the plant for 11-12 hours a day.  Production is driven by orders from clients and is scheduled on a just-in-time delivery basis.  Our Shenyang facility currently has the capacity to produce 10 PHEs, 3 PHE Units, and 50 heat meters per day and our SanDeKe facility has the capacity to produce 17 PHEs per day.

Marketing

Since our entry into the market for PHE Units in May 2003, the Taiyu brand name has been promoted in conjunction with quality production and first-rate service by means of our successful track record, industry trade fairs and establishing and maintaining positive relationships with local governments in Beijing, Shenyang, Urumqi, Shandong, Jiangsu and Shanghai.  We attend the bi-annual HVAC trade fair in Shanghai and Chinese environmental protection forums and we visit the local utilities companies, oil refiners, steel and food & beverage companies.  Marketing costs are generally funded through working capital and expensed as incurred.

Suppliers

Plates

Plates  are supplied by Sondex under the terms of our Sondex authorized dealer arrangement.  We generally order stainless steel plates 2-3 months in advance based on production needs and forecasted sales.  Plate purchases generally constitute 40% of our total annual raw material purchases.  While we are an authorized dealer, annual or quarterly purchasing prices are not fixed and fluctuate according to Sondex's most recent pricing list.

Components

Components generally include pumps, valves, pipes, and electronic meters purchased from a variety of international (Siemens, Wilo A.G., Honeywell) and domestic suppliers who have been certified to meet Taiyu's quality specifications.  Components are ordered on an as needed basis.  Plates and components together constituted approximately 98% of raw material purchases in 2007.

 Customers

We sell both directly through our sales force and through a network of 29 national distributors located throughout China.  Our customer base consists mainly of large companies with our 10 largest customers accounting for 32% of our total sales of $32,676,082 in the fiscal year ended 2008.  Our 10 largest customers and their respective revenues during 2008 are as follows:

Customer Name	Sales	% of Sales 2008
Shanghai Guoshe Electromechanical Engineering CO., LTD	$1,800,104	6%
Dalkai( Jiamusi ) City Heat CO., LTD	1,787,756	5%
Shanghai Langu mechanical engineering CO., LTD	1,085,753	3%
Eerduosi Dongsheng District House Property Bureau	1,012,013	3%
Urumqu Heat Head Office	939,388	3%
Dalkai Sunny( Harbin ) thermoelectricity Co., LTD	828,572	3%
China Precision Machinery Import and Export CO., LTD	789,433	2%
CPCC Shengli Oil Field	753,611	2%
Jiangxi Saiwei LDK SolarEnergy Hightech Co., LTD	748,237	2%
Wuhu Qiaohong International CO., LTD	675,776	2%
Total	$10,420,642	32%

Each sale can range from $2,500 to $500,000 and up depending on the client's needs.  Contract implementation generally takes one to six months.  Outstanding receivables are collected upon completion of work with the exception of an approximate 10% warranty hold-back that remains unpaid and outstanding for 3 - 24 months following delivery and contract completion.   All of our work is performed based on written contracts and there are no oral contracts.  Historically, the Company has not had any uncollected warranty hold-backs.

Intellectual Property

We use the Taiyu brand name on all the PHE Units and heat meters we sell.  We have registered and received approval from the China Trademark Bureau for this trade name.  We believe that the Taiyu brand name is recognized in China's heating industry for quality and efficiency.  We have six registered patents in China for both PHE products and heat meters.  Four of our patents expire in 2014, one expires in 2016 and the last expires in 2017.

These patents are integral to our ability to create and design PHEs and PHE Units.  To the extent third parties utilize such patents in their work, we do not receive royalties or licensing fees from any such third parties.

Research and Development

To maintain our competitive edge in the marketplace and keep pace with new technologies, constant research and development work is required to find improved efficiencies in design, cost, and energy capture.  While the core technology for plate production remains with Sondex, our competitive advantage in the market stems from our engineering and system design capabilities.

Research and development costs are funded through working capital and expensed as incurred.  Research and development costs for 2007 and 2008 were $343,800 and $1,020,000, respectively. We plan to spend approximately $300,000 in 2009 on identifying new industry applications for PHEs, improving the accuracy of heat meters, designing heat meters for industrial usage, developing multifunctional PHE units and modifying PHE designs to meet the current market demand.

While we have no formal written alliances with the universities, we work with several professors who are heat transfer experts on an individual consulting basis.

Governmental and Environmental Regulation

While our PHE & PHE Units business and products are not subject to any material regulation by the Chinese government or other national agency, we have obtained National Safety Certification for our PHE products and we are an ISO 9000 certified manufacturer.  The National Safety Certification is not required for either production or sale of PHE products.  However, obtaining this certification confirms our commitment to safety and quality.  For companies in industries utilizing high temperatures or pressure in their production processes, the certification is of critical importance in choosing a PHE provider.  Of over 500 companies selling PHEs in China, we believe that only 30 companies have obtained this certification.

Our heat meters require a license for production and sale.  We obtained this license on August 12, 2005.  The license is valid through April 1, 2009.  We have applied for a renewal of this license.  We currently anticipate that we will have a renewed license in place before April 1, 2009.  The Safety Bureau conducts site visits and inspections of documents on a periodic basis to verify adherence to the standards.

Legislation has been passed requiring the installation of heat meters.  As of January 2003, heat meters were required by law nationally for new construction and the law was extended in April of 2008 by the Energy Conservation Law, Article 38, to existing buildings being retrofitted.

Our business and company registrations are in compliance with the laws and regulations of the municipal governments of Shenyang and China.

We are subject to China's National Environmental Protection Law as well as local laws regarding pollutant discharge, air, water, and noise pollution, with which we comply. The cost of compliance with these regulations is not material.

Competition

The Company competes only in the domestic Chinese market.  We believe our competitive advantages lie in our superior engineering and design skills, our affiliation with Sondex, the longevity and efficiency of the Sondex plates we use, our just-in-time delivery and the reliable after sale service we provide through our local service centers.

PHEs

Alfa Laval has the largest market share in mainland China.  An assortment of other foreign producers hold an aggregate market share of 20%, and the rest of the market is divided among multiple domestic producers.  We believe the quality of our PHEs is considered on par with Alfa Laval's as are our prices.  In comparison with the other domestic producers, our prices are approximately 15% higher.

PHE Units

According to data from the China Heating Association, we were the leading producer and seller of PHE Units in China in 2007, representing 8% of the market, followed by Danfoss, and Accessen (a Sino-US JV established by Denmark's Accessen and utilizing Alfa Laval plates as well as their own plates in their PHE Units).  Danfoss competes directly with us for the local heat and power companies' contracts in larger cities, while Accessen targets the petrochemical, metallurgy and HVAC sectors.

As the majority of projects are awarded on a bid basis, prices among leading competitors are difficult to assess.  For certain projects, we do not bid, but negotiate directly with the customers.  We have done prior projects with some of the customers we negotiate with, including one of our largest customers in 2008, Dalkia, a JV between Dalkia and the local government in Heilongjiang province.  Dalkia is the leading provider of energy services in Europe, active in multiple energy projects in China and is a subsidiary of Veolia EDF.

 Heat Meters

The market for heat meters is extremely fragmented with multiple overseas and domestic producers and no established leaders.  Currently, the industry lacks National product standards which will be needed because of the legislation requiring heat meters for all residential and commercial spaces.  Two of our goals for the near future are to become an integral player in the establishment of national heat meter standards and a leading supplier of heat meters in China.

Seasonality

We typically experience stronger sales in the third and fourth calendar quarters. Our quarterly revenues may fluctuate significantly due to the seasonal nature of central heating services in China , whereas, the equipment used in residential buildings must be delivered and installed prior to the beginning of the heating season in late fall.

Employees

As of December 31, 2008, we had 210 full-time employees.

We maintain strong ties with our employees and staff and retention is stable.  Our employee contracts adhere to both State and Provincial employment and all social security regulations.  All compensation including social insurance is paid in a timely manner to authorities and employees.  There have been no disputes and there are no collective bargaining agreements.

Our sales personnel are eligible to receive annual bonuses based on pre-established sales targets.  Production employees are also eligible for annual bonuses based on product quality ratios, customer complaint ratios, new product invention, and product inventory.

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

Risks Related to Our Business

Our relationship with Sondex has substantially contributed to our business and its growth. We could be adversely affected if that relationship terminated

We are an authorized dealer appointed by Sondex A/S for PHEs for the industrial and energy sectors in China. Our territory is eastern and northern. Sondex is one of the world's leading PHE manufacturers. Our sales of Sondex PHEs have contributed to our reputation for the high quality of the products we manufacture and sell. If our relationship with Sondex were to terminate, our business, revenues, and results of operations could be adversely affected.

The markets we serve are subject to seasonality and cyclical demand, which could harm our business and make it difficult to project long-term performance

Demand for our products depends in large part upon the level of capital and maintenance expenditures of our customers and the end users. These expenditures have historically been cyclical in nature and vulnerable to economic downturns. Decreased capital and maintenance spending by our customers could have a material adverse effect on the demand for our products and our business, financial condition and results of operations. In particular, an economic slowdown in the domestic economy may result in reduced orders for PHEs from the steel processing and petrochemical sectors and lower orders for PHE Units from the HVAC sector. To date, the Company has not been adversely affected by these trends and given the current demand visibility we do not currently foresee weakening in the demand for our products in the next year. However, the historically cyclical nature of the demand for our products limits our ability to make accurate long-term predictions about our performance. Changing world economic and political conditions may also reduce the willingness of our customers and prospective customers to purchase our products and services. The seasonality of our business results in significant operational challenges to our production and inventory control functions.

We derive a substantial part of our revenues from several major customers. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be seriously affected

Our 10 largest customers accounted for 32% of our revenues for the fiscal year ended December 31, 2008. Our largest customer accounted for 6% of our revenues in the fiscal year ended December 31, 2008. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be seriously affected.

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

Our products may contain defects, which could adversely affect our reputation and cause us to incur significant costs

Despite testing, defects may be found in existing or new products. Any such defects could cause us to incur significant return and exchange costs, re-engineering costs, divert the attention of our engineering personnel from product development efforts, and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed.

Due to the nature of our business and products, we may be liable for damages based on product liability and warranty claims

Due to the high pressures and temperatures at which many of our products are used and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad consumer use, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury, property damage or economic loss. We believe that we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We have been subject to claims in the past, none of which have had a material adverse effect on our financial condition or results of operations, and we may be subject to claims in the future. Although we currently maintain product liability coverage, which we believe is adequate for the continued operation of our business, such insurance may become difficult to obtain or may become unobtainable in the future on terms acceptable to us and may not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions, in excess of our insurance coverage or a significant warranty claim or series of claims against us could materially decrease our liquidity and impair our financial condition.

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

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	Investors' perceptions of, and demand for, companies in our industry;

•	Investors' perceptions of, and demand for, companies operating in China;

•	Conditions of the U.S. and other capital markets in which we may seek to raise funds;
•	Our future results of operations, financial condition and cash flows;

•	Governmental regulation of foreign investment in companies in particular countries;

•	Economic, political and other conditions in the United States, China, and other countries; and

•	Governmental policies relating to foreign currency borrowings.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to our existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

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

Risks Related to Doing Business in China

We are subject to economic and political risks in China over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues

Our business is conducted in China. Doing business outside the United States, particularly in China, subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practice in time to avoid the possibility of reduced revenues.

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

We may have difficulty establishing adequate management, legal and financial controls in China

China historically has not adopted a Western style of management and financial reporting concepts and practices, or modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

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

As we have limited business insurance coverage in China, any loss which we suffer may not be insured or may be insured to only a limited extent

The insurance industry in China is still in an early stage of development and insurance companies located in China offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States.

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

We may also decide to finance our subsidiaries by means of capital contributions. These capital contributions must be approved by the PRC Ministry of Commerce or its local counterpart. We cannot assure you that we will be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our subsidiaries. If we fail to receive such approvals, our ability to use the proceeds of this offering and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively

The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our Chinese subsidiary may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE. However, the relevant Chinese government authorities may limit or eliminate their ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

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

We face risks associated with currency exchange rate fluctuations; any adverse fluctuation may adversely affect our operating margins

Almost all   of our revenues are denominated in Renminbi. Conducting business in currencies other than US dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the US dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. If the exchange rate of the Renminbi is affected by lowering its value as against the US dollar, our reported profitability when stated in US dollars will decrease. Historically, we have not engaged in exchange rate hedging activities and have no current intention of doing so.

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

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China

Our executive officers and several of our directors, including the chairman of our Board of Directors, are Chinese citizens. It may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because our operating subsidiaries and assets are located in China, it may be extremely difficult or impossible for you to access those assets to enforce judgments rendered against us or our directors or executive offices by United States courts. In addition, the courts in China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

Risks Related to Our Securities

Our director and Chief Executive Officer has a substantial ownership interest in one of our major stockholders which gives him significant influence over certain major decisions on which our stockholders may vote and may discourage an acquisition of us

Mr. Jun Wang, our director and Chief Executive Officer, owns 50% of the equity in Beijing YSKN Machinery & Electronic Equipment Co., Ltd ("YSKN"), a company which is the record holder of 28.16% of our outstanding common stock. Mr. Wang has substantial influence over the actions of that substantial stockholder. As a result, Mr. Wang has significant influence over all corporate actions requiring stockholder approval, irrespective of how the Company's other stockholders may vote, including the following actions:

•	electing or defeating the election of our directors;

•	amending or preventing amendment of our certificate of incorporation or bylaws;

•	effecting or preventing a merger, sale of assets or other corporate transaction; and

•	controlling the outcome of any other matter submitted to the shareholders for vote.

The interests of Mr. Wang may differ from the interests of other stockholders. This may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Future sales of shares of our common stock by our stockholders could cause our stock price to decline

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. If our stockholders sell substantial amounts of our common stock in the public market upon the effectiveness of a registration statement, or upon the expiration of any holding period under Rule 144, such sales could create a circumstance commonly referred to as an "overhang" and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The 18,500,000 shares of common stock we issued in the share exchange with the former shareholders of Taiyu will be freely tradable upon the earlier of (i) effectiveness of a registration statement covering such shares; and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"), and the sale of such shares could have a negative impact on the price of our common stock.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our stockholders

Our articles of incorporation authorize the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. There are approximately 50,408,000 authorized and unissued shares of our common stock which have not been reserved and are available for future issuance. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our common stock, to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

•	may significantly reduce the equity interest of our existing stockholders; and

•	may adversely affect prevailing market prices for our common stock.

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

Item 1B.   Unresolved Staff Comments
Not applicable.

Item 2.      Properties

Our headquarters and manufacturing facilities are located in Shenyang's Economic and Technological Development Zone, Shenyang City, Liaoning Province, PRC.  We own two buildings which include our office headquarters and primary manufacturing facilities.  We have been granted the right to use the land in Shenyang by the Municipal administration of state-owned land through June 2055.

In addition to the two buildings in Shenyang, we own four vehicles, two dual beam cranes and other special equipment.

SanDeKe is located in Shanghai, Pudong District, PRC. SanDeKe leases a 1,500 square meter manufacturing facility and 200 square meters of office space.

We believe that our facilities are adequate for our current operations for fiscal 2009.

Item 3.   Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse affect on our business, financial conditions, or operating results.  We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4.      Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On April 22, 2008, our common stock became eligible for quotation on the OTC Bulletin Board under the symbol “SMHT.”  On January 29, 2009 our common stock was listed on the NASDAQ Capital Market under the symbol “HEAT” and was subsequently listed on the NASDAQ Global Market on March 10, 2009.  The following table sets forth the range of the high and low bid prices per share of our common stock for each quarter (or portion thereof) beginning on April 22, 2008 as reported by the OTC Bulletin Board.  These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

Fiscal 2008	High	Low

First Quarter	N/A	N/A
Second Quarter (April 22, 2008 - June 30, 2008)	$4.60	$2.00
Third Quarter	$4.75	$4.50
Fourth Quarter	$6.50	$2.25

On March 9, 2009, there were approximately 450 stockholders of record based on information provided by our transfer agent.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We did not repurchase any of our common stock during 2008.

Dividends

We have never paid any dividends on the common stock.  We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

During the year ended December 31, 2008, we did not have a formal equity compensation plan in effect.  We granted two independent directors options to purchase 20,000 shares of common stock during the year ended December 31, 2008. We did not grant any other equity based compensation awards during the year ended December 31, 2008.

The following table provides aggregate information as of December 31, 2008 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	20,000	$4.60	-0-
Total	20,000	$4.60	-0-

Recent Sales of Unregistered Securities

On August 8, 2006, we issued 2,500,000 shares of common stock to Mr. Jason Schlombs in consideration of $ 0.001 per share for a total of $2,500 in a transaction exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated by the SEC thereunder.

On August 25, 2006, we issued 4,000,000 shares of common stock to 15 individuals for consideration of $0.0075 per share for a total of $30,000 in a transaction exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated by the SEC thereunder.

On August 31, 2006, we issued 49,900 shares of common stock to 18 individuals in consideration of $0.25 per share for a total of $12,475 in a transaction exempt from the registration requirements of the Securities Act pursuant to Regulation S promulgated by the SEC thereunder.

On April 14, 2008, pursuant to the terms of a Share Exchange Agreement dated April 14, 2008, by and among SmartHeat, Taiyu and the Taiyu Shareholders, each of whom is a non-US person (as contemplated by Rule 902 under the Securities Act), all of the equitable and legal rights, title and interests in and to Taiyu's share capital in the amount of RMB25,000,000 (approximately $3,571,939 based on an exchange rate of US$1.00 = RMB6.999) were exchanged for an aggregate of 18,500,000 shares of SmartHeat common stock. These issuances were exempt from registration requirements under Regulation S under the Securities Act.

On July 7, 2008, we sold an aggregate of 1,620,000 Units at an offering price of $3.50 per Unit for aggregate gross proceeds of approximately $5.67 million to each of the following persons:

G & S I Fund LP
C. Robert Shearer
Nancy Palmero and Herman Palmero
Thomas Knox
Arnold Staloff
Domaco Venture Capital Fund Partnership
Marc Engelbert
Andrew Grossman Profit Sharing Plan, Pershing LLC as Custodian
Norton Hight & Joan Hight
Randall W. Hight
Maura Kelly
Wolfe F. Model
Anthony G. Polak
IRA FBO Anthony G. Polak, Pershing LLC as Custodian
IRA FBO Jack Polak, Pershing LLC as Custodian
Jonathan Rothschild
Elias Sayour Foundation Incorporated
Gary Stadtmauer
Rhea D. Stadtmauer and Janice Maiman
Teddy Chasanoff
Ross Pirasteh
Sandra G. Shapiro & Robert S. Shapiro
John Gross
Murray Stadtmauer & Clare Stadtmauer
IRA FBO Ronald M. Lazar Pershing As Custodian

IRA FBO Kevin Clarke, Pershing LLC as Custodian
RL Capital Partners, LP
Geri Investments N.V.
IRA FBO Daniel Berkowitz Pershing LLC as Custodian
Harmon Corporation A.V.V.
Funcorp Associates Ltd.
La legetaz Private Foundation
Evie Falda & David Falda,
Ann V. Clemente
William H. Peterson Living Trust
Allied Diesel Service Inc. Employee Profit Sharing Plan #2
Florence E. Luvera
Kalman A. Barson (Roth IRA)
Steve Roman
Suellyn P. Tornay
Eximius bvba
IRA FBO David Swerdloff Pershing LLC as Custodian
Michael A. Berlinger
Sun Fun Investing Inc.
Strong Growth Capital Ltd
Yuzhen Hou
The USX China Fund
White Sand Investor Group, L.P.
Gibralt Capital Corporation

Each "Unit" consisted of one share of our common stock and a three year warrant to purchase 15% of one share of our common stock at an exercise price of $6.00 per share (the "Warrants"). The Units sold represent an aggregate of 1,620,000 million shares of Common Stock and Warrants to purchase 243,000 shares of Common Stock. The offering and sale of the Units was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D and Regulation S promulgated by the SEC thereunder. We compensated three placement agents that assisted in the sale of the Units in this private placement offering by (i) paying them cash equal to 6.5% of the gross proceeds from the sales of Units placed and (ii) issuing them Warrants to purchase that number of shares of Common Stock equal to 10% of the Units placed as follows:

Placement Agent	Cash	Warrants
Rodman & Renshaw, LLC	$23,888	56,500
Maxim Group LLC	$104,650	—
Four Tong Investments Ltd.	$207,025	91,000

The Warrants granted to these placement agents had the same terms and conditions as the Warrants granted in the offering.

On August 22, 2008, we sold an additional 10,000 Units at an offering price of $3.50 per Unit for gross proceeds of approximately $35,000 to David L. Quinn and Tracy Quinn. The offering and sale of the Units was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Regulation D promulgated by the SEC thereunder.   We paid Seaboard Securities $2,275 and issued to Seaboard Securities Warrants to purchase 1,000 shares of our common stock in connection with this transaction.

Item 6.      Selected Financial Data
Not applicable.

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The comments made throughout this prospectus should be read in conjunction with our financial statements and the notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. SmartHeat does not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors, which affect company business, included in this section and elsewhere in this prospectus.

Overview

We were incorporated in the State of Nevada on August 4, 2006 under the name Pacific Goldrim Resources, Inc. as an exploration stage corporation that intended to engage in the exploration of silver, lead and zinc. On April 14, 2008 we changed our name to SmartHeat Inc. and acquired all of the equity interests in Taiyu.

Prior to our acquisition of Taiyu, we were in the development stage and had minimal business operations. We had no interest in any property, but had the right to conduct exploration activities on thirteen (13) mineral title cells covering 270.27 hectares (667.85 acres) in the Slocan Mining Division of southeastern British Columbia, Canada. In connection with the acquisition of Taiyu, we transferred our prior assets and liabilities to a wholly owned subsidiary and sold all of the outstanding capital stock of that subsidiary to our former director and officer in exchange for 2,500,000 shares of our common stock.

Taiyu was formed in July 2002 under the laws of China and is headquartered in Shenyang City, Liaoning Province, China. As a result of our acquisition of Taiyu, we are a leading provider of plate heat exchange products to China's industrial, residential, and commercial markets, specializing in the manufacturing, sale, research, and servicing of PHEs, PHE Units and heat meters for a broad range of industries such as petroleum refinement, petrochemicals, power generation, metallurgy, food & beverage, and chemical processing. We sell PHEs under the Sondex brand and PHE Units that are designed by us and using PHEs that are assembled with Sondex plates under our Taiyu brand name.

Our revenue is subject to fluctuations due to the timing of sales of high-value products, the impact of seasonal spending patterns, the timing and size of projects our customers perform, changes in overall spending levels in the industry and other unpredictable factors that may affect customer ordering patterns. Our quarterly revenues may fluctuate significantly due to the seasonal nature of central heating services in the PRC, whereas, the equipment used in residential building s must be delivered and installed prior to the beginning of the heating season in late fall.  Additionally, any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a sequential decline in quarterly revenue. In particular, our 2009 sales may be affected by weaker demand from steel processing, petrochemical and HVAC sectors.  To date, we have not been adversely affected by these trends. Moreover, the PRC government has recently passed an economic stimulus package and we believe that our sales will benefit from an increase in government spending on infrastructure as provided in this package.  However, due to the possibility of fluctuations in our revenue and net income or loss, we believe that quarterly comparisons of our operating results are not a good indication of future performance.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, SanDeKe, Taiyu, Taiyu’s 55% owned subsidiary, Qingdao Yushi Heat Power Equipment Co., Ltd ("Yushi") which also disposed by the Company in August, 2008. Yushi is engaged in manufacturing and selling of heat power equipment. For purposes of this Annual Report, the "Company" refers collectively to SmartHeat, SanDeKe, Taiyu and Yushi. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Accounts Receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year.

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

Building	20 years
Vehicles	5 years
Office Equipment	5 years
Production Equipment	5 - 10 years

Revenue Recognition

Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized when products are delivered and customer acceptance is made when applicable, the price is fixed or determinable, no other significant obligations of SmartHeat exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are met are recorded as unearned revenue.

Foreign Currency Translation and Comprehensive Income (Loss)

Our functional currency is the Chinese yuan renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

We use Statement of Financial Accounting Standards ("SFAS") No. 130, “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 adoption will not have an impact on the Company’s financial statements.

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

Fair value of measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures..  The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since the Company is a calendar year-end company and will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether non-refundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the effect of this pronouncement on our financial statements.

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	Years Ended December 31
	2008		2007
	$	% of Sales	$	% of Sales
Sales	32,676,082		13,273,151
Cost of sales	21,717,735	66.0%	8,667,353	65.0%
Gross Profit	10,958,347	34.0%	4,605,798	35.0%
Operating Expenses	3,416,670	10.0%	2,369,090	18.0%
Income from Operation	7,541,677	23.0%	2,236,708	17.0%
Other Income (Expenses), net	93,289	0.3%	24,957	0.2%
Net Income	6,335,340	19.0%	2,087,891	16.0%

Sales. Net sales for 2008 were approximately $32.68 million, while our net sales in 2007 were approximately $13.27 million, an increase in revenues of $19.40 million, or 146%. Approximately $14.76 million of the increase in sales was attributable to an increase in our sales volume with selling price determined based on our standard profit margin rate, of which, $10.57 million of increased sales was from our existing customers and $4.19 million of increased sales was from the new customers. We have a strict review process for approving each sales contract, especially with respect to the determination of selling price.  Sales price under each contract is determined in proportion to our estimated cost in order to ensure our gross profit.  Our selling price varies on each sale which mainly depends on each customer’s specific needs and our negotiation of the contract amount and term. At September 23, 2008, we acquired SanDeKe Co., Ltd (“SanDeKe”) which brought us additional $1.98 million sales for 2008.  We have also increased the number of our branch offices and sales representatives throughout China to develop new customers in more regions. These new regions’ developments that occurred during 2008 accounted for approximately $2.07 million of the increase in our revenues. In addition, we’ve increased our sales of heat meters by approximately $0.52 million due to increased demand.  As we continue to expand our customer base and increase our sales volume, we become less dependent on these customers for revenue.  We believe that our sales will continue to grow because we are strengthening our sales efforts by hiring more sales personnel, increasing the sales channels, and improving the quality of our products.

Cost of Sales.   Cost of sales for 2008 was approximately $21.72 million, while our cost of sales in 2007 was approximately $8.67 million, an increase of $13.05 million, or 151%.  Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead costs, with material costs accounting for 70% or more of our total cost of sales.  The increase in cost of sales can be attributed to the increase of production and sales volume in 2008.  Cost of sales as a percentage of sales was approximately 66% for 2008 and 65% for 2007. The slight increase in cost of sales was mainly due to relatively high cost of plate heat exchanger from SanDeKe.  SanDeKe only produces plate heat exchanger which normally has relatively higher cost of sales as a percentage of sales comparing with assembled heat exchange unit and meter.  Even though raw materials are major components in the determination of our cost of sales, a change in the pricing of our raw materials would not adversely impact our revenue.  We utilize a common pricing strategy in our industry, adjusting the price of our product as the cost of raw materials changes.  As a result, we generally increase our sales price when raw material prices increase and decrease our sales price to remain competitive when raw material prices decrease.  We believe our cost of sales will remain stable as a result of our current pricing strategy and the continued improvement in the efficiency of our manufacturing facility.

Gross Profit.  Gross profit was $10.96 million for 2008, as compared to $4.61 million for 2007, representing gross margins of approximately 34% and 35% for 2008 and 2007, respectively.  The increase in our gross profits but slight decrease in gross profit margin was mainly due to the increase of cost of goods sold as percentage of sales while the company’s sales activities increased.

Operating Expenses.  Operating expenses consisted of selling, general and administrative expenses totaled approximately $3.42 million for 2008, as compared to $2.37 million for 2007, an increase of approximately $1.05 million or 44%.  The increase in operating expenses was mainly due to a proportional increase in payroll, insurance, employee welfare and travel expenses with our increased sales and production; as well as the increase in audit, legal, consulting and filing expenses in connection with the Company of being public in US since April of 2008.

Net Income.  Our net income for 2008 was $6.34 million as compared to approximately $2.09 million for 2007, an increase of $4.25 million or 203%.  This increase is attributable to economies of scale combined with rapid growth in revenue and efficiency of operations. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of approximately $1.44 million. Working capital was approximately $13.64 million at December 31, 2008. The ratio of current assets to current liabilities was 2.90:1 at December 31, 2008.

The following is a summary of cash provided by or used in each of the indicated types of activities during years ended December 31, 2008 and 2007:

	For the Years Ended December 31,
	2008	2007
Cash provided by (used in):
Operating Activities	$(761,033)	$(2,041)
Investing Activities	(507,110)	(1,045,195)
Financing Activities	2,307,620	1,216,723

Net cash flow used in operating activities was $761,033 in 2008, as compared to net cash flow used in operating activities of $2,041 in 2007. The increase in net cash flow used in operating activities in 2008 was mainly due to $2.39 million cash paid for accounts payable as we’ve increased our purchase due to increased production, less unearned revenue received from customers for approximately $2.99 million and increases in our accounts receivables and retention receivables of approximately $5.02 million. Our net income has increased rapidly compared to 2007 which brought more cash to the company, but at the same time, our accounts receivable have increased which held back our cash inflows. The significant increase in accounts receivable was due to the rapid increase in our sales with most of our accounts receivables aging within one year from the sales recognition date.  Our inventory generally decreases in the latter part of the year as a significant share of PHE Unit deliveries must be completed by the beginning of heating season in late fall, which brought us about $2.41 million cash inflow.

Net cash flow used in investing activities was $507,110 in 2008, as compared to net cash used in investing activities of $1,045,195 in 2007.  The decrease of net cash flow used in investing activities in year 2008 was mainly due to less cash spend for acquisition of manufacturing equipment, office equipment and furniture during the year.

Net cash flow provided by financing activities was $2,307,620 in 2008 as compared to net cash provided by financing activities of $1,216,723 in 2007. The increase of net cash flow provided by financing activities in 2008 was mainly due to net proceeds of $5,100,000 from the shares issued despite repayments of $2.79 for the loans from third parties and shareholders during the year.

Our products are generally paid for within six months of delivery; 30% of the purchase price is due upon the placement of an order, 30% is due on delivery and 30% is due on acceptance.  The final 10% of the purchase price may remain outstanding for up to 24 months as a quality assurance and is accounted for in our financial statements as Retentions Receivable. Indirect sales through distributors are usually paid in full on delivery. Our accounts receivable turnover and inventory turnover are relatively low, and days sales outstanding ratio relatively high. Consequently, collection on our sales is rather slow and capital is tied up in inventories which may result in pressure on cash flows. For 2008, we had accounts receivable turnover of 3.6, with days sales outstanding of 136 and inventory turnover of 3.1 on an annualized basis.  For 2007, we had accounts receivable turnover of 2.8, with days sales outstanding of 167 and inventory turnover of 1.09 on an annualized basis.

We are in the manufacturing and processing business.  We purchase substantial amounts of raw materials before the high season (mid-April to mid-October) starts to meet production needs.  There is no concern about inventory obsolescence since our product can be sold for a profit without time limitation as long as there is continued demand.  Additionally, we have increased our sales force for developing new customers, which we believe will reduce on-hand inventory levels and increase inventory turnover going forward.  Therefore, we believe the potential risks and uncertainties associated with lower inventory turnover are limited.

80-90% of the purchase price for our products is collected within one year of sale; however, it may take up to 24 months to receive payment of the remaining 10-20% of the purchase price on each sale.  This is the normal practice in the heating manufacturing business.  In addition, we sometimes request our customers to deposit 5%-20% of the sales price on high value products like assembled heat exchanger unit and main part of plate heat exchanger into designated bank accounts as restricted cash for securing the payment after the quality assurance (warranty) period expires.  Based on our historical experience, default on payment from our customers is very rare.  Therefore, we believe the potential risks and uncertainty associated with high days outstanding of receivable are also very limited.

Recent Developments

There have been no material trends, events or transactions that have arisen subsequent to December 31, 2008 that have affected our financial condition and results of operations.

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

Contractual Obligations

The Company was obligated for the following short term loans payable as of December 31, 2008 and 2007:

	2008	2007
Short term loan with a commercial bank in the PRC for 6,000,000 RMB. This loan was entered into on Apr 28, 2007 and is due on Apr 12, 2008. This loan was renewed on Apr 12, 2008 with new maturity date on June 13, 2009. This loan currently bears interest at 7.159% per annum. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for this loan.	$877,886	$822,526

Short term loan with a foreign commercial bank with branch in the PRC for 10,200,000 RMB. This loan was entered into on Jun 25, 2007 and was due on Jun 24, 2008. This loan born interest at 5.265% per annum. This loan was repaid in June, 2008.	—	1,302,333

The Company entered into a series of short term loans during 2006 and 2007 with a third party company in the PRC for total of 10, 300,000 RMB. Some of the loans will mature on various dates in year 2008 and some of the loans are payable on demand. These loans bear variable interest at 8.591% per annum for 2008 and 6.903% per annum for 2007. The Company repaid RMB 2,600,000 in 2008 and had RMB 7,700,000 outstanding as of December 31, 2008.	1,126,621	1,412,003

The Company entered into a series of short term loans during 2006 with another third party company in the PRC for total of 2,850,000 RMB. These loans were due on various dates in year 2008. These loans bore variable interest at 8.591% per annum for 2008 and 6.903% per annum for 2007. The loans were paid in full at December 31, 2008.	-	390,701

The Company entered into a short term loan with another third party company in the PRC for 5,050,000 RMB. This loan was entered into on Aug 31, 2005 and was due on Aug 31, 2006. This loan bears no interest. Imputed interest on the loan was immaterial. This loan became payable on demand after Aug 31, 2006. This loan was paid in full at December 31, 2008.	-	692,293

The Company entered into a one year loan on July 1, 2008 with another third party company in the PRC for total of 3,000,000 RMB. This loan is due on June 30, 2009 with interest rate of 8.591% per annum.	438,943	—

	$2,443,450	$4,619,856

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8.      Financial Statements and Supplementary Data
The financial statements, together with the report thereon of SmartHeat Inc., dated March 11, 2009, as listed under Item 15 appear in a separate section of this report beginning on page F-1.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A (T).  Controls and Procedures

a)	Evaluation of disclosure controls and procedures.

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

(b)	Report of Management on Internal Control over Financial Reporting
The following report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless we specifically state that the report is to be considered “filed” under the Exchange Act or incorporate it by reference into a filing under the Securities Act or the Exchange Act.

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Exchange Act Rules 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. GAAP; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Furthermore, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

An evaluation was performed, under the supervision and with the participation of Company management, including the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period under review that materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors, and their ages, positions and biographical information, as of March 15, 2009, are as follows:

Name	Age	Position
Jun Wang	41	Chairman of the Board of Directors, President & Chief Executive Officer
Zhijuan Guo	44	Chief Financial Officer and Treasurer
Huajun Ai	38	Corporate Secretary
Frederic Rittereiser	72	Director
Arnold Staloff	64	Director
Weiguo Wang	44	Director
Wenbin Lin	64	Director

Our directors hold office for one-year terms and until their successors have been elected and qualified.  Our officers are elected annually by the board of directors and serve at the discretion of the board. Messrs. Rittereiser, Staloff, Wang and Lin were appointed as directors on June 19, 2008.

 Biographies

Jun Wang, Chairman of the Board of Directors, President & CEO

Mr. Wang is one of the original founders of Taiyu in 2002.  Prior to that, from 2000 to 2002, he was the Vice General Manager of Beijing HotNet Company.  From 1996 to 1999, he was a sales manager for Honeywell International Inc.  From 1994 to 1996, he was a sales manager for Alfa Laval.  Mr. Wang obtained his Master's degree in Engineering from Tsinghua University in 1989.

Zhijuan Guo, CFO & Treasurer

Ms. Guo was appointed Chief Financial Officer of Taiyu in 2002.  Prior to that time, from December 2000 to June 2002, she served as the Production Planning Director of Shenyang Thermoelectric Co. Ltd.  From March 1999 to November 2000, she served as Auditing Director of Shenyang Dongyu Group Corp.  From July 1993 to February 1999, Ms. Guo served as Finance Manager of Shenyang Dongyu Real Estate Development Company.  Ms. Guo obtained her MBA degree from Shenyang NorthEastern University in 2001.

Huajun Ai, Corporate Secretary

Ms. Ai joined Taiyu in 2002 as Corporate Secretary.  Prior to that time, from December 2000 to October 2002, she served as an accountant at Shenyang Dongyu International Trade Co., Ltd.  From July 1994 to November 2000, Ms. Ai served as an accountant at Northeast Jincheng Industrial Corp.  Ms. Ai obtained her Bachelor's degree in Foreign Trade Accounting from Shenyang North Eastern University in 1994.

Frederic Rittereiser, Director

Mr. Rittereiser has served on the Board of Directors of AgFeed Industries, Inc. since 2007. From October 1996 until retiring in 2002, Mr. Rittereiser served as Chairman of the Board and Chief Executive Officer of Ashton Technology Group, Inc., a company that develops and commercializes online transaction systems for the financial industry. Mr. Rittereiser has been appointed to each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of SmartHeat.

Arnold Staloff, Director

Mr. Staloff has served on the Boards of Directors of Exchange Lab Inc. since 2001, AgFeed Industries, Inc. since 2007 and Shiner International Inc. since 2007. From December 2005 to May 2007, Mr. Staloff served as Chairman of the Board of SFB Market Systems, Inc., a New Jersey-based company that provides technology solutions for the management and generation of options series data. From March 2003 to December 2005, Mr. Staloff was an independent consultant. From June 1990 to March 2003, Mr. Staloff served as President and Chief Executive Officer of Bloom Staloff Corporation, an equity and options market-making firm and foreign currency options floor broker. Additionally, Mr. Staloff served on the Board of Directors of Lehman Brothers Derivative Products Inc. from 1998 until 2008 and Lehman Brothers Financial Products Inc. from 1994 until 2008. Mr. Staloff holds a Bachelor of Business Administration from the University of Miami. Mr. Staloff has been appointed to each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of SmartHeat.
 Weiguo Wang, Director

Dr. Wang serves as Assistant Secretary General of the China Standardization Committee on Boilers and Pressure Vessels, a position he has held since March 2005. Additionally, Dr. Wang has served as a Director of the China Special Equipment Inspection and Research Agency since January 2007 and Deputy General Manager of Boilers Standard (Beijing) Technology Services Center Co., Ltd. since March 2004. From July 2001 to December 2003, Dr. Wang was a teacher at Tianjin University, China. Mr. Wang holds a Bachelor’s degree in Mechanics, a Master’s degree in Fluid Mechanics and a PhD in Fluid Mechanics, all from Beijing University. Dr. Wang has been appointed to each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of SmartHeat.

Wenbin Lin, Director

Mr. Lin is one of the original founders of Taiyu in 2002. From December 2003 to October 2004, Mr. Lin served as Deputy Chairman and General Manager of Shenyang Huanggu Thermoelectricity Heating Inc. From November 2002 to December 2003, Mr. Lin served as Chairman and General Manager of Shenyang Heat Power Co. Ltd. From September 1999 to May 2002, Mr. Lin served as Chairman of Shenyang Thermoelectric Corp. From January 1991 to August 1999, Mr. Lin held a variety of positions within the government of Shenyang City in the PRC, including Director of the Economic Development & Reform Commission from February 1998 to August 1999, Director of Shenyang City’s Economics & Trade Commission from May 1995 to January 1998 and Deputy Director for the Economic Planning Commission from January 1991 to April 1995. Mr. Lin holds a Bachelor’s degree in Press Machinery from China's Anshan Steel Technical College. Mr. Lin has been appointed to each of the Compensation Committee and Nominating and Corporate Governance Committee of SmartHeat.

There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel.

No bankruptcy petition has been filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.  No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

No director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No director has been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Our Board has implemented a process by which stockholders may send written communications to the attention of the Board, any committee of the Board or any individual Board member, care of our Secretary at A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110027. This centralized process will assist the Board in reviewing and responding to stockholder communications in an appropriate manner. The name of any specific intended Board recipient should be noted in the communication. Our Secretary, with the assistance of our Assistant Secretary, will be primarily responsible for collecting, organizing and monitoring communications from stockholders and, where appropriate depending on the facts and circumstances outlined in the communication, providing copies of such communications to the intended recipients. Communications will be forwarded to directors if they relate to appropriate and important substantive corporate or Board matters. Communications that are of a commercial or frivolous nature or otherwise inappropriate for the Board’s consideration will not be forwarded to the Board. Any communications not forwarded to the Board will be made available to any of our independent directors upon their request. There have been no material changes to these procedures during the last fiscal year.

Corporate Governance, Board Composition and Board Committees

Board Committees and Meetings

Subject to certain exceptions, under the listing standards of NASDAQ, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of Messrs. Rittereiser and Staloff and Dr. Wang is an “independent” director as defined by the listing standards of NASDAQ currently in effect and approved by the SEC and all applicable rules and regulations of the SEC. We have established the following standing committees of the board: Audit, Compensation and Corporate Governance and Nominating. All members of the Audit Committee and a majority of the members of the Compensation and Nominating and Corporate Governance Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussion with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ rules. Mr. Lin is not deemed an independent director within the meaning of applicable NASDAQ and SEC rules; however, the Board of Directors has determined that, in light of the relative newness of SmartHeat as a public company and the unique circumstances relating to conducting our operations in China, it is advisable and in the best interests of SmartHeat and its shareholders that Mr. Lin be appointed to each of the Compensation Committee and Nominating and Corporate Governance Committee of SmartHeat.

Audit Committee

We established our Audit Committee in June 2008. The Audit Committee consists of Messrs. Rittereiser and Staloff and Dr. Wang, each of whom is an independent director. Mr. Staloff, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:


The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.


Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our company or that are the subject of discussions between management and the independent auditors.

The board of directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is posted on our website at www.smartheatinc.com.

Compensation Committee

We established our Compensation Committee in June 2008. The Compensation Committee consists of Messrs. Rittereiser and Staloff and Dr. Wang, each of whom is an independent director, and Mr. Lin. Dr. Wang is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A current copy of the Compensation Committee Charter is posted on our website at www.smartheatinc.com ..

Nominating and Corporate Governance Committee

We established our Nominating and Corporate Governance Committee in June 2008. The Nominating and Corporate Governance Committee consists Messrs. Rittereiser and Staloff and Dr. Wang, each of whom is an independent director, and Mr. Lin. Mr. Rittereiser is the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists in the selection of director nominees, approves director nominations to be presented for shareholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by shareholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating and Corporate Governance Committee. A current copy of the Nominating and Corporate Governance Committee Charter is posted on our website at www.smartheatinc.com.

Code of Conduct

Our board of directors has adopted a Code of Conduct, which applies to all directors, officers and employees, including its principal executive officer, its principal financial and accounting officer, and all members of its finance department performing similar functions. The purpose of the Code of Conduct is to promote honest and ethical conduct. The full text of the Code of Conduct is posted on our website located at www.smartheatinc.com , and is available in print, without charge, upon written request to SmartHeat at A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110027, Att. Corporate Secretary or by . We intend to post promptly any amendments to or waivers of the Code on our website.  The inclusion of the Company’s website address in this report does not include or incorporate by reference the information on the Company’s website into this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to hereafter as the Exchange Act, requires our officers and directors and persons who own more than ten percent of a class of our equity securities registered under the Exchange Act, to file with the SEC reports of ownership and changes in ownership of our Common Stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of these forms, we believe that each of our executive officers, directors and holders of ten percent or more of our Common Stock timely filed all reports required to be filed pursuant to Section 16(a) of the Exchange Act during fiscal 2008.

Item 11.     Executive Compensation

As a “Smaller Reporting Company,” the we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to the disclosure required by Item 402 of Regulation S-K. Under the scaled disclosure obligations, the Company is not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

The following table sets forth information concerning the compensation for the years ended December 31, 2008 and 2007 of the principal executive officer, principal financial officer, in addition to our three most highly compensated officers whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer of the registrant at the end of the last fiscal year. A discussion of each of the principal elements comprising this executive compensation follows this table.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Other Annual Compensation ($)	Total ($) (1)
Jun Wang	2008	18,000	—	18,000
President and Chief Executive Officer	2007	18,000	—	18,000

Zhijuan Guo	2008	10,684	—	10,684
Treasurer and Chief Financial Officer	2007	10,684	—	10,684

(1)   based on an exchange rate of RMB7.3 = US$1.00

Narrative Disclosure to Summary Compensation Table.

Employment Agreements

On January 1, 2008, Taiyu entered into a three year employment agreement with Mr. Jun Wang, which agreement may be renewed at the end of the initial term upon mutual agreement between Mr. Jun Wang and Taiyu.  Either party shall give written notice to the other party of its intention not to renew the agreement at least 30 days prior to the end of the initial term.  Pursuant to the terms of the employment agreement, Mr. Jun Wang shall receive a salary in an amount that is not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang. In addition, Mr. Jun Wang shall be entitled to overtime pay in accordance with the applicable law.

On January 1, 2008, Taiyu entered into a three year employment agreement with Ms. Zhijuan Guo, at terms identical to the terms of the employment agreement with Mr. Jun Wang.

Change-In-Control Agreements

We do not have any existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, changes in their compensation or a change in control.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2008, there were no outstanding equity awards held by executive officers of our company.

Stock Incentive Plans

We had no stock incentive plan during 2007 or 2008.

Compensation of Directors

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
Jun Wang	-	-		-
Wenbin Lin	-	-		-
Frederic Rittereiser	20,000	2,806	(2)	22,806
Arnold Staloff	25,000	2,806	(3)	27,806
Weiguo Wang	6,000	-		6,000

(1) The amounts represented in the stock awards column reflect the compensation expense recognized by the Company in fiscal year 2008 determined pursuant to SFAS 123R, and no forfeitures are assumed.

(2) On July 17, 2008, Mr. Rittereiser was awarded options to purchase 10,000 shares of our common stock, expiring on July 17, 2013, at an exercise price of $4.60 per share, with a three year vesting schedule.

(3) On July 17, 2008, Mr. Staloff was awarded options to purchase 10,000 shares of our common stock, expiring on July 17, 2013, at an exercise price of $4.60 per share, with a three year vesting schedule.

Narrative Disclosure to Director Compensation Table.

On June 19, 2008, Messrs. Rittereiser, Staloff and Dr. Wang joined the board of directors as independent directors, satisfying the definition of “independence” as defined in Rule 4200 of the NASDAQ Rules.  Additionally, Mr. Lin joined the board of directors on June 19, 2008. Mr. Lin is not an "independent" director. We agreed to pay the following annual compensation to our independent directors. Mr. Staloff is entitled to receive $50,000 in cash per year, paid in equal quarterly installments. This fee includes $10,000 for serving as Chairman of the audit committee.  Mr. Rittereiser is entitled to receive $40,000 in cash per year, paid in equal quarterly installments. Mr. Wang is entitled to receive $12,000 in cash per year, paid in equal quarterly installments. In addition, on July 17, 2008, each of Messrs. Staloff and Rittereiser were awarded options to purchase 10,000 shares of our common stock, expiring on July 17, 2013, at an exercise price of $4.60 per share, with a three year vesting schedule.

We have not compensated, and will not compensate, our non-independent directors, such as Messrs. Wang and Lin, for serving as our directors, although they are entitled to reimbursements for reasonable expenses incurred in connection with attending our board meetings.

The directors may determine remuneration to be paid to the directors with interested members of the board refraining from voting. The Compensation Committee will assist the directors in reviewing and approving the compensation structure for the directors.

We do not maintain a medical, dental or retirement benefits plan for the directors.

Impact of Accounting and Tax Treatment of Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to the principal executive officer and to each of the three other most highly compensated officers (other than the principal financial officer) to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers during fiscal 2008 did not exceed the $1.0 million limit per officer, and we do not expect the non-performance-based compensation to be paid to our executive officers during fiscal 2009 to exceed that limit. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1.0 million level.

Compensation Committee Interlocks and Insider Participation

All current members of the Compensation Committee are independent directors, and all past members were independent directors at all times during their service on such Committee. None of the past or present members of our Compensation Committee are present or past employees or officers of ours or any of our subsidiaries. No member of the Compensation Committee has had any relationship with us requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934, as amended. None of our executive officers has served on the Board or Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served on our Board or Compensation Committee.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our common stock as of December 31, 2008, by:

       •    each stockholder, or group of affiliated stockholders, that we know beneficially owns more than 5% of our outstanding common stock;

       •    each of our named executive officers;

       •    each of our directors; and

       •    all of our directors and executive officers as a group.

Unless otherwise indicated, each of the shareholders named in the table below has sole voting and investment power with respect to such shares of common stock.  Except as otherwise indicated, the address of each of the shareholders listed below is: c/o Shenyang Taiyu Electronic & Machinery Co., Ltd., A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110027.

Except as otherwise noted, the individual or his or her family members had sole voting and investment power with respect to such shares. The percentages of beneficial ownership set forth below are based on 24,179,900 shares of our common stock issued and outstanding as of December 31, 2008.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned
5% Shareholders:
Beijing YSKN Machinery & Electronic Equipment Co., Ltd (2) Rm 1106, Huapu International Plaza No.19, Chaowai Street, Chaoyang District Beijing, China	6,808,000		28.16%
Yang In Cheol (3) #630-5, Namchon-Dong Namdong-Yu Incheon, South Korea 302-405	3,848,000		15.9%
ShenYang ZhiCe Investment Co., Ltd (4) No. 1 Yuebin Street Shenhe District Shenyang, China 110027	2,960,000		12.42%
Directors and Named Executive Officers
Jun Wang, Chairman of the Board, President and CEO (2)	3,404,000		14.08%
Zhijuan Guo, CFO	0		—
Frederic Rittereiser, Director	0		—
Arnold Staloff, Director	11,500		*
Weiguo Wang, Director	0		—
Wenbin Lin, Director	473,600	(5)	1.96%
All Directors and named Executive Officers as a group (6 persons)	3,889,100		16.08%

*	Less than 1% of shares outstanding.

(1)           The shares of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote, or direct the voting of, such security, or investment power, which includes the power to dispose of, or to direct the disposition of, such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

(2)           The information for YSKN and Mr. Jun Wang is derived from Amendment No. 1 to Schedule 13D, dated June 30, 2008, which was filed with the SEC to report the shares beneficially owned by such persons as of May 7, 2008. The Schedule 13D states that YSKN has sole power to vote and dispose of 6,808,000 shares owned by YSKN and that Messrs. Wang and Li each hold 50% of the equitable and legal rights, title and interests in and to the share capital of YSKN and, as a result of such ownership each of Messrs. Wang and Li has shared power to vote and dispose of the shares owned directly by YSKN.

(3)          The information for Yang In Cheol is derived from a Schedule 13G, dated April 25, 2008, which was filed with the SEC to report the shares beneficially owned by him as of April 14, 2008. The Schedule 13G states that Yang In Cheol has sole power to vote and dispose of 3,848,000 shares owned by him.

(4)          The information for ShenYang ZhiCe Investment Co., Ltd is derived from a Schedule 13G, dated April 25, 2008, which was filed with the SEC to report the shares beneficially owned by it as of April 14, 2008. The Schedule 13G states that ShenYang ZhiCe Investment Co., Ltd has sole power to vote and dispose of 2,960,000 shares owned by it.  ShenYang ZhiCe Investment Co. is owned by Ms. Huiqin Wang, Ms. Dongmei Li and Mr. Zhaohui Lin, with each of them having a voice in the voting and disposition of the shares held by ShenYang ZhiCe Investment Co.  Ms. Li and Mr. Lin are adult children of Wenbin Lin, a director of SmartHeat.  Neither Mr. Wenbin Lin nor SmartHeat have any interest in, or other relationship with, ShenYang ZhiCe Investment Co.

(5)          Includes 473,600 shares beneficially owned by Mr. Lin's spouse through her ownership of 16% equity interest in ShenYang ZhiCe Investment Co., Ltd., which holds an aggregate of 2,960,000 shares of common stock of SmartHeat. Mr. Lin disclaims beneficial ownership of these shares.

Securities authorized for issuance under equity compensation plans are set forth in Item 5 of this Annual Report on Form 10-K and is incorporated by reference herein.

Item 13.                Certain Relationships and Related Transactions and Director Independence

Beijing YSKN Machinery & Electronic Equipment Co., Ltd ("YSKN") holds 6,808,000 shares, approximately 28.16%, of our common stock. YSKN was one of our sales agents in 2006 and 2007 and one of our suppliers in 2006.  Sales through YSKN amounted to $226,105 and $174,901 in 2006 and 2007, respectively.  During 2006 we purchased raw material from YSKN in the amount of $215,031. Our sales agency relationship with YSKN ceased on April 14, 2008. As of December 5, 2008, we do not owe any amounts to YSKN.  YSKN is owned by Messrs. Jun Wang, our Chairman of the Board, President and CEO, and Fang Li, each holding 50% of the equitable and legal rights, title and interests in and to the share capital of YSKN.

Under Item 404 of SEC Regulation S-K , a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, since the beginning of our last fiscal year, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.
Pursuant to its written charter, our Audit Committee is responsible for reviewing and approving all related person transactions and potential conflict of interest situations involving any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons.

Our Audit Committee also has policies and procedures for related person transactions that require the Audit Committee to review any proposed transaction with related persons to determine if it rises to the level of a related person transaction covered by Item 404 of Regulation S-K and, if it does, then such related person transaction must be approved or ratified by the disinterested members of the Audit Committee. Our management must disclose to the Audit Committee all material information regarding actual and proposed related person transactions known to them that involve our directors, nominees for director, executive officers, persons known to be five percent or greater beneficial owners of our stock, and any member of the immediate family of any of the foregoing persons. A related person will not be deemed to have a material interest in a transaction if the interest arises only: (a) from the person’s position as a director of another corporation or organization that is a party to the transaction; or (b) from the direct or indirect ownership by such person and all other related persons, in the aggregate, of less than a ten percent equity interest in another person or entity (other than a partnership) which is a party to the transaction; or (c) from a combination of both (a) and (b); or (d) from the person’s position as a limited partner in a partnership in which the person and all other related persons, have an interest of less than ten percent, and the person is not a general partner of and does not hold another position in the partnership.

Our Audit Committee has determined that the following categories of transactions shall be deemed preapproved by the Audit Committee, notwithstanding the fact that they are related person transactions:

•	compensation to executive officers determined by our Compensation Committee;

•	compensation to directors determined by our Compensation Committee or our Board; and

•	transactions in which all security holders receive proportional benefits.

Item 14.                        Principal Accountant Fees and Services

The firm of Goldman Parks Kurland Mohidin LLP (“GPKM”) has been selected by the audit committee of our board as the independent registered certified public accounting firm to audit the books and accounts of our company and its subsidiaries for the fiscal year ending December 31, 2008. This firm has served as independent public accountants for our company since April 14, 2008.  Prior to April 14, 2008, we engaged Dale Matheson Carr Hilton Labonte LLP ("DMCHL") as our independent accountants.

Audit Fees:  GPKM billed us an aggregate of $133,000 for professional services rendered for the audit of our financial statements for the fiscal year ended December 31, 2008, which we refer to as fiscal 2008 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods beginning March 31, 2008 and for consents issued in connection with our registration statements on Form S-1 in fiscal 2008.

DMCHL billed us an aggregate of $8,000 for professional services rendered for the fiscal year ended October 31, 2007, which we refer to as fiscal 2007, in connection with the audit of the Company’s annual financial statements for fiscal 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for fiscal 2007 and billed us $2,000 for the Quarterly Report for the quarter ended January 31, 2008.

Audit-Related Fees:  In fiscal 2008, neither GPKM nor DMCHL billed us for any audit-related fees. In fiscal 2007, DMCHL did not bill us for any audit-related fees.

Tax Fees:  We did not engage GPKM to provide advice or assistance in tax compliance/preparation and other tax services for either fiscal 2008.  DMCHL billed us an aggregate of $1,000 for tax related fees in 2007.

All Other Fees:  We did not engage either GPKM or DMCHL to provide any other services for fiscal 2008. We did not engage DMCHL to provide any other services for fiscal 2007.

Except for the fees for services described under “Audit Fees” and “Tax Fees” above, we did not pay GPKM or DMCHL any other fees or engage GPKM or DMCHL for any other services during fiscal 2008 or fiscal 2007.

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under this policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

(2)	Financial Statement Schedules:

Not applicable.

(3)	Exhibits

The following is a list of the exhibits encompassed in this Form 10-K:

2.1
Share Exchange Agreement and Plan of Reorganization by and among SmartHeat Inc. ("SmartHeat"), Shenyang Taiyu Electronic & Machinery Co., Ltd. ("Taiyu") and all of the shareholders of Taiyu (the "Taiyu Shareholders") dated April 14, 2008 (Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 18, 2008)

2.2	Articles of Exchange between Taiyu and SmartHeat, dated April 14, 2008 (Incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on April 18, 2008)

2.3
Articles of Merger between Pacific Goldrim Resources, Inc. and SmartHeat, dated April 14, 2008 (Incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K filed on April 18, 2008)

3(i)	Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.2 to the Company's Form SB-2 filed on December 22, 2006)

3(ii)	Amended and Restated By-Laws adopted April 15, 2008 (Incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed on October 16, 2008)

4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-1/A filed on February 4, 2009).

4.2
Form of Common Stock Purchase Warrant forming part of Units sold, and also issued as compensation to selected dealers in our private placement offering that had a final closing in August 2008. (Incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on July 11, 2008)

10.1
English Translation of Employment Agreement between Taiyu and Jun Wang, dated January 1, 2008 (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 000-53053) filed on April 18, 2008)

10.2
English Translation of Employment Agreement between Taiyu and Zhijuan Guo, dated January 1, 2008 (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 000-53053) filed on April 18, 2008)

10.3
Certificate of Appointment by Sondex A/S of Taiyu as Authorized Dealer in China, dated March 2006 and letter naming Taiyu as  Dealer of North China, dated May 5, 2006 (Incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 000-53053) filed on April 18, 2008)

10.4	Form of Purchase Order for with Sondex A/S (Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (Commission File No. 000-53053) filed on April 18, 2008)

10.5
English Translation of Sales Contract between Taiyu and Dalkia (Jiamusi) Urban Heating Company Ltd, dated June 18, 2007 (Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K (Commission File No. 000-53053) filed on April 18, 2008)

10.6	Form of Purchase Order (Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K (Commission File No. 000-53053) filed on April 18, 2008)

10.7
English Translation of Loan Agreement with Citibank (China) Co., Ltd., dated June 25, 2007 (Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K (Commission File No. 000-53053) filed on April 18, 2008)

10.8
English Translation of Loan Agreement with China CITIC Bank, dated April 17, 2007 (Incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K (Commission File No. 000-53053) filed on April 18, 2008)

10.9
Resignation Letter from Jason Schlombs, dated April 15, 2008 (Incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K (Commission File No. 000-53053) filed on April 18, 2008)

10.10
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between SmartHeat and Goldrim Holding, Inc., dated April 14, 2008 (Incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K (Commission File No. 000-53053) filed on April 18, 2008)

10.11	Stock Purchase Agreement between Jason Schlombs and SmartHeat, dated April 14, 2008 (Incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on April 18, 2008)

10.12
Form of Registration Rights Agreement in connection with Units sold in our private placement offering completed in August 2008 (Incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K (Commission File No. 000-53053) filed on July 11, 2008)

10.13
English Translation of Share Exchange Agreement dated September 25, 2008 between the Company and Asialink (Far East) Limited (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to SmartHeat's Registration Statement on Form S-1/A (Commission File No. 333-154415), filed with the SEC on December 12, 2008)

21	List of subsidiaries of the Company (incorporated by reference to Exhibit 21 of SmartHeat's Registration Statement on Form S-1 (Commission File No. 333-154415), filed with the SEC on October 17, 2008)

23.1	Consent of Goldman Parks Kurland Mohidin LLP, the Company’s Independent Registered Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Financial Statement Schedules
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTHEAT INC

Date: March 17, 2009	By:	/s/ Jun Wang
Jun Wang
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Jun Wang	Chairman of the Board, President & Chief Executive Officer	March 17, 2009
Jun Wang

/s/ Zhijuan Guo	Chief Financial Officer and Treasurer	March 17, 2009
Zhijuan Guo

/s/ Frederick Rittereiser	Director	March 17, 2009
Frederick Rittereiser

/s/ Arnold Staloff	Director	March 17, 2009
Arnold Staloff

/s/ Weiguo Wang	Director	March 17, 2009
Weiguo Wang

/s/ Wenbin Lin	Director	March 17, 2009
Wenbin Lin

SMARTHEAT CORPORATION
Consolidated Financial Statements
For the Years Ended December 31, 2008, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of SmatHeat, Inc.,
fka (Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd.)

We have audited the consolidated balance sheets of SmartHeat, Inc, fka (Shenyang Taiyu Machinery & Electronic Equipment Co., ltd.) and Subsidiary (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income and other comprehensive income,  shareholders’ equity and cash flows for each of the two years ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

Goldman Parks Kurland Mohidin LLP
Encino, California
March 11, 2009

SMARTHEAT, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31, 2008	AS OF DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$1,435,212	$393,147
Restricted cash	462,048	537,098
Accounts receivable, net	11,390,169	4,762,822
Retentions receivable	290,852	191,319
Advances to suppliers	412,524	158,750
Other receivables, prepayments and deposits	698,834	766,231
Inventories	6,107,583	7,928,408
Due from related party	-	118,560
Note receivable	14,631	-

Total current assets	20,811,853	14,856,335

NON-CURRENT ASSETS
Restricted cash	219,472	-
Accounts receivable, net	310,810	949,998
Retentions receivable	166,912	169,309
Intangible assets, net	1,155,131	534,208
Property and equipment, net	2,436,553	2,040,809

Total noncurrent assets	4,288,878	3,694,324

TOTAL ASSETS	$25,100,731	$18,550,659

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,210,906	$3,128,585
Unearned revenue	850,408	3,125,406
Taxes payable	1,327,775	503,010
Accrued liabilities and other payables	1,330,812	807,700
Due to related party	-	445,990
Due to minority shareholder	5,303	-
Loans payable	2,443,450	4,619,856

Total current liabilities	7,168,654	12,630,547

DEFERRED TAX LIABILITY	38,854	-

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 24,179,900 and 18,500,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	24,180	18,500
Paid in capital	8,223,453	3,102,132
Statutory reserve	1,150,542	506,532
Accumulated other comprehensive income	984,629	473,859
Retained earnings	7,510,419	1,819,089

Total stockholders' equity	17,893,223	5,920,112

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,100,731	$18,550,659

SMARTHEAT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007

Net sales	$32,676,082	$13,273,151

Cost of goods sold	21,717,735	8,667,353

Gross profit	10,958,347	4,605,798

Operating expenses
Selling expenses	1,564,977	1,681,624
General and administrative expenses	1,851,693	687,466

Total operating expenses	3,416,670	2,369,090

Income from operations	7,541,677	2,236,708

Non-operating income (expenses)
Interest income	405,266	175,084
Interest expense	(314,192)	(230,905)
Other income	11,738	45,126
Other expenses	(13,709)	(16,939)
Exchange loss	(12,044)	-
Subsidy income	16,230	52,591

Total non-operating income	93,289	24,957

Income before income tax	7,634,966	2,261,665

Income tax expense	1,293,660	175,647

Income after income tax	6,341,306	2,086,018

Less: minority interest	5,966	(1,873)

Net income	6,335,340	2,087,891

Other comprehensive item
Foreign currency translation	510,770	333,449

Comprehensive Income	$6,846,110	$2,421,340

Basic weighted average shares outstanding	22,176,322	18,500,000

Diluted weighted average shares outstanding	22,176,432	18,500,000

Basic earnings per share	$0.29	$0.11

Diluted earnings per share	$0.29	$0.11

SMARTHEAT INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common stock		Paid in	Statutory	Other comprehensive	Retained
	Shares	Amount	capital	reserves	income	earnings	Total

Balance at December 31, 2005	18,500,000	$18,500	$1,806,405	$211,701	$38,741	$113,767	$2,189,114

Balance at December 31, 2006	18,500,000	$18,500	$2,181,782	$296,364	$140,410	$861,716	$3,498,772

Stock dividend declared	-	-	920,350	-	-	-920,350	-

Net income for the year	-	-	-	-	-	2,087,891	2,087,891

Transfer to statutory reserves	-	-	-	210,168	-	-210,168	-

Foreign currency translation gain	-	-	-	-	333,449	-	333,449

Balance at December 31, 2007	18,500,000	18,500	3,102,132	506,532	473,859	1,819,089	5,920,112

Recapitalization on reverse acquisition	4,049,900	4,050	-4,050	-	-	-	-

Shares issued	1,630,000	1,630	5,119,758	-	-	-	5,121,388

Net income for the period	-	-	-	-	-	6,335,340	6,335,340

Stock compensation expense related to stock options	-	-	5,613	-	-	-	5,613

Transfer to statutory reserves	-	-	-	644,010	-	-644,010	-

Foreign currency translation gain	-	-	-	-	510,770	-	510,770

Balance at December 31, 2008	24,179,900	$24,180	$8,223,453	$1,150,542	$984,629	$7,510,419	$17,893,223

SMARTHEAT, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED DECEMBER 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,335,340	$2,087,891
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	252,598	104,055
Unearned interest on accounts receivable	(127,819)	(122,379)
Stock option compensation expense	5,613	-
Decrease in deferred tax liability	(163)	-
Minority interest	5,966	(1,873)
(Increase) decrease in current assets:
Accounts receivable	(4,943,868)	(2,526,521)
Retentions receivable	(74,797)	70,446
Advances to suppliers	62,759	(45,386)
Other receivables, prepayments and deposits	182,577	(327,734)
Inventory	2,405,678	(2,184,063)
Receivables from related party	-	(86,242)
Increase (decrease) in current liabilities:
Accounts payable	(2,389,649)	979,881
Unearned revenue	(2,993,636)	1,265,085
Taxes payable	779,408	326,053
Accrued liabilities and other payables	(261,040)	513,507
Payables to related party	-	(54,761)

Net cash used in operating activities	(761,033)	(2,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(108,040)	(135,915)
Cash purchased at acquisition	55,426	-
Acquisition of property & equipment	(439,861)	(909,280)
Note receivable	(14,635)	-

Net cash used in investing activities	(507,110)	(1,045,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to minority shareholders	(663)	-
Change in due from / (to) shareholder	(343,913)	(558,243)
Short term loans	(2,447,804)	1,774,966
Capital contribution	5,100,000	-

Net cash provided by financing activities	2,307,620	1,216,723

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	2,588	21,365

NET INCREASE IN CASH & CASH EQUIVALENTS	1,042,065	190,852

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	393,147	202,295

CASH & CASH EQUIVALENTS, END OF YEAR	$1,435,212	$393,147

Supplemental Cash flow data:
Income tax paid	$660,127	$134,033
Interest paid	$274,969	$280,719

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Prior to the acquisition of Taiyu, the Company was a non-operating public shell. Pursuant to Securities and Exchange Commission ("SEC") rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction in substance, rather than a business combination. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Transaction costs incurred in the reverse acquisition were charged to expense.

Taiyu was incorporated in the Liaoning Province, People’s Republic of China (“PRC” or "China") in July, 2002. Taiyu is engaged in the manufacturing and sale of plate heat exchangers and various packages, thermo meter testing devices and heat usage calculators. The Company is an authorized dealer of the SONDEX brand; SONDEX is the second largest plate heat exchanger manufacturer in the world.

On September 25, 2008, the Company entered into a Share Exchange Agreement (the "Agreement") between Asialink (Far East) Limited ("Asialink") and the Company providing for the acquisition by the Company from Asialink of all of the outstanding capital stock of SanDeKe Co., Ltd., a Shanghai based manufacturer of heat plate exchangers ("SanDeKe"). The purchase price for the SanDeKe shares was $741,516, of which $222,455 was payable within 15 days after the signature date of the Agreement, $370,758 is payable within 15 days after all necessary documents have been filed with government agencies, and $148,303 of which is payable within 15 days after the purchase has been approved and registered by the government agencies. Under the terms of the Agreement, two of the shareholders of SanDeKe agreed not to compete with the business of SanDeKe for a period of four years after the completion of the purchase.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, SanDeKe, Taiyu, Taiyu’s 55% owned subsidiary, Qingdao Yushi Heat Power Equipment Co., Ltd ("Yushi") which also disposed by the Company in August, 2008. Yushi is engaged in manufacturing and selling of heat power equipment. For purposes of this Annual Report, the "Company" refers collectively to SmartHeat, SanDeKe, Taiyu and Yushi. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2008 the Company maintained total restricted cash of $681,520 in several bank accounts, represented cash deposits from customers for securing the payment from customers after the warranty period expires while incentivizing the Company to fulfill its obligation during the warranty period, of which, $462,048 was the cash that will be release to the Company within one year. As of December 31, 2007, the Company maintained restricted cash of $537,098 in several bank accounts, of which, approximately $4,900 was collateralized for certain letters of credit that were issued by several banks to the Company; and approximately $532,000 was cash deposits from customers for securing the payment from customers after the warranty period expires while incentivizing the Company to fulfill its obligation during the warranty period.  Restricted cash was held in an interest bearing bank account.

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $629,687 and $330,518 at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, the Company had retentions receivable from customers for product quality assurance in the amount of $457,764 and $360,628, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 months to two years depending on the shipping date of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $28,526 and $148,421 at December 31, 2008 and 2007, respectively. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at the Company's borrowing rate which was 7.04% in 2008 and 2007.

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

Building	20 years
Vehicles	5 years
Office Equipment	5 years
Production Equipment	5-10 years

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2008 and 2007, there were no significant impairments of its long-lived assets.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized when products are delivered and customer acceptance is made, when applicable, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are met are recorded as unearned revenue.

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

Sales returns and allowances were $0 for both 2008 and 2007. The Company does not provide unconditional right of return, price protection or any other concessions to its customers. The Company provides free after-sale service for a period of one year. After-sale expense was $95,638 and $383,177 for 2008 and 2007, respectively.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. Cash flows from operating, investing and financing activities exclude the effect of the acquisition of SanDeKe.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The following table presents a reconciliation of basic and diluted earnings per share:

	For the Years Ended December 31
	2008	2007
Net income	$6,335,340	$2,087,891

Weighted average shares outstanding - basic	22,176,322	18,500,000
Effect of dilutive securities:
Unexercised warrants and options	110	—
Weighted average shares outstanding - diluted	22,176,432	18,500,000

Earnings per share - basic	$0.29	$0.11
Earnings per share - diluted	$0.29	$0.11

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Registration Rights Agreement

The Company accounts for payment arrangements under registration rights agreement in accordance with FASB Staff Position EITF 00-19-2, which requires that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies.

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

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 adoption will not have an impact on the Company’s financial statements.

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

Fair value of measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measurements. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of December 31, 2008, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since the Company is a calendar year-end company and will continue to record and disclose business combinations following existing GAAP until January 1, 2009. The Company expects SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether non-refundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the effect of this pronouncement on our financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

3. INVENTORIES

Inventories at December 31, 2008 and December 31, 2007 were as follows:

	2008	2007
Raw materials	$4,411,298	$3,865,575
Work in process	652,472	48,627
Finished Goods	1,043,813	4,014,206
Total	$6,107,583	$7,928,408

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007
Building	$1,818,827	$1,624,651
Production equipment	441,065	298,242
Office equipment	231,975	156,368
Vehicles	300,956	134,724
	2,792,823	2,213,985
Less: Accumulated depreciation	(356,270)	(173,176)
	$2,436,553	$2,040,809

Depreciation expense for 2008 and 2007 was approximately $168,000 and $45,000, respectively.

5. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at December 31, 2008 and December 31, 2007, respectively:

	2008	2007
Cash advance to third parties	$89,628	$474,631
Deposit for public bid	353,399	130,724
Prepayment for freight and related insurance expenses	95,888	68,683
Deposits	42,783	15,346
Advance to employees	117,136	76,847
Total	$698,834	$766,231

Cash advance to third parties was the short term cash advances to customers and vendors with quick repayment usually within three to six months.  Deposits for public bidding represented the deposits for bidding the contracts, the deposit will be returned to the Company after the bidding process is completed unusually within three to four months from the payment date.  Prepayment for freight and /or related insurance expenses represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products.  Deposits mainly consisted of deposits for rents and utilities. Cash advance to employees mainly represented short term loan to employees and advance to employees for business trip and related expenses. Other receivables, prepayments and deposits are reimbursed or settled within 12 months.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

6. RELATED PARTY TRANSACTIONS

Due from Related Party

Due from related party arose from sales to the shareholder of $118,560 at December 31, 2007.  Due from related party was paid in full in November 2008.

Due to Related Party

Due to related party represented advance from the same shareholder with variable interest rate tied to the bank interest rate, at 8.591% per annum for 2008 and 6.903% per annum as of December 31, 2007, principal and interest were payable on demand, this advance was paid by September 30, 2008.

7. INTANGIBLE ASSETS

Intangible assets mainly consisted of land use rights, computer software, know-how technology, customer list and covenant not to compete. All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2005 for approximately $440,000 (RMB 3,549,682). The Company has the right to use the land for 50 years and is amortizing such rights on a straight-line basis for 50 years.

Intangible assets consisted of the following at December 31, 2008 and 2007, respectively:

	2008	2007
Land use right	$519,369	$486,618
Know-how technology	266,808	-
Customer list	191,652	-
Covenant not to compete	104,258	-
Software	190,166	140,476
	1,272,253	627,094
Less: accumulated amortization	(117,122)	(92,886)
	$1,155,131	$534,208

Amortization expense of intangible assets for 2008 and 2007 was approximately $63,000 and $52,000, respectively. Annual amortization expense for the next five years is expected to be as follows: $180,000, $180,000, $180,000, $180,000 and $140,000.

8. MAJOR CUSTOMERS AND VENDORS

Five major customers accounted for 20% and 51% of the Company’s net revenue for 2008 and 2007, respectively.  For 2008, each customer accounted for about 6%, 5%, 3%, 3% and 3% of the sales.  For 2007, each customer accounted for about 21%, 9%, 8%, 7% and 6% of the sales.   At December 31, 2008 and 2007, the total receivable balance due from these five customers was approximately $5,073,000 and $2,824,000, respectively.

One major vendor provided 7% and 22% of the Company’s purchases of raw materials for 2008 and 2007, respectively.  The Company had approximately $19,101 and $0 in accounts payable to this vendor at December 31, 2008 and 2007, respectively.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

9. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2008 and December 31, 2007:

	2008	2007
Income tax payable	$723,958	$74,981
Value added tax payable	597,676	421,009
Other taxes payable	6,141	7,020
	$1,327,775	$503,010

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2008 and December 31, 2007:

	2008	2007
Advance from third parties	$453,625	$139,945
Payable for purchase consideration of SanDeKe	741,516	-
Other Payables	99,418	667,755
Accrued liabilities	36,253	-
Total	$1,330,812	$807,700

Advance from third parties represented short term, non interest bearing advances from third parties. Other payables mainly consisted of payables for the Company’s miscellaneous expenses including postage, business insurance, employee benefits, etc. Accrued liabilities mainly consisted of accrued interest, payroll, and utility.

11. LOANS PAYABLE - SHORT TERM

The Company is obligated for the following short term loans payable as of December 31, 2008 and December 31, 2007:

	2008	2007
Short term loan with a commercial bank in the PRC for 6,000,000 RMB. This loan was entered into on Apr 28, 2007 and was due on Apr 12, 2008. This loan was renewed on Apr 12, 2008 with new maturity date on June 13, 2009. This loan currently bears interest at 7.159% per annum. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for this loan.	$877,886	$822,526

Short term loan with a foreign commercial bank with branch in the PRC for 10,200,000 RMB. This loan was entered into on Jun 25, 2007 and was due on Jun 24, 2008. This loan born interest at 5.265% per annum. This loan was repaid in June, 2008.	—	1,302,333

The Company entered into a series of short term loans during 2006 and 2007 with a third party company in the PRC for total of 10, 300,000 RMB. Some of the loans will mature on various dates in year 2008 and some of the loans are payable on demand. These loans bear variable interest at 8.591% per annum for 2008 and 6.903% per annum for 2007. The Company repaid RMB 2,600,000 in 2008 and had RMB 7,700,000 outstanding as of December 31, 2008.	1,126,621	1,412,003

The Company entered into a series of short term loans during 2006 with another third party company in the PRC for total of 2,850,000 RMB. These loans were due on various dates in year 2008. These loans bore variable interest at 8.591% per annum for 2008 and 6.903% per annum for 2007. The loans were paid in full at December 31, 2008.	-	390,701

The Company entered into a short term loan with another third party company in the PRC for 5,050,000 RMB. This loan was entered into on Aug 31, 2005 and was due on Aug 31, 2006. This loan bore no interest. Imputed interest on the loan was immaterial. This loan became payable on demand after Aug 31, 2006. This loan was paid in full at December 31, 2008.	-	692,293

The Company entered into a one year loan on July 1, 2008 with another third party company in the PRC for total of 3,000,000 RMB. This loan is due on June 30, 2009 with interest rate of 8.591% per annum.	438,943	—

	$2,443,450	$4,619,856

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

12. DEFERRED TAX LIABILITY

Deferred tax liability represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe.

13. MINORITY INTEREST AND DUE TO MINORITY SHAREHOLDER

Minority interest represented a 45% interest in Yushi. At August 31, 2008, the Company liquidated Yushi and planned to distribute the remaining assets of $5,303 to its minority shareholders. At August 31, 2008, minority interest was zero due to the liquidation of Yushi; at December 31, 2007, minority interest was zero as minority’s share of cumulative losses exceeded its equity interest in Yushi. Minority’s share of income for 2008 was $5,966 as the forgiveness of the accounts payable by Taiyu, minority’s share of loss for 2007 were limited to $1,873.

14. INCOME TAXES

The Company is governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

Taiyu, as a manufacturing business, is subject to a 15% income tax rate. Taiyu was exempted from income tax for two years starting from the 1st profitable year since incorporation, and was entitled to a 50% discount on the 15% income tax rate for 2005 through 2007. According to the new income tax law that became effective January 1, 2008, for those enterprises to which the 15% tax rate was applicable previously, the applicable rates shall gradually increase over a five-year period as follows:

Year	Tax Rate
2007	15%
2008	18%
2009	20%
2010	22%
2011	24%
2012	25%

SanDeKe is subject to an 18% income tax rate after 7% reduction in federal income tax rate given by federal government. SanDeKe, is also exempt from income tax for two years starting from the 1st profitable year, and is entitled to a 50% discount on the 18% income tax rate for 2010 through 2012.

The Company's net income will be lower by approximately $91,000 or $0,004 earnings per share had SanDeKe not been exempted from income tax for 2008. The Company's net income would have been lower by approximately $175,000 or $0.01 earnings per share had Taiyu not been subject to a 50% discount on the 15% income tax rate for 2007.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the year ended December 31, 2008 and 2007:

	2008	2007
US statutory rates	34.0%	34.0%
Tax rate difference	(16.4)%	(1)%
Effect of tax holiday	(1.2)%	(25)%
Valuation allowance	0.5%	-
Tax per financial statements	16.9%	8.0%

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

16. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, the Company closed a private placement offering of Units pursuant to which SmartHeat sold an aggregate of 1,630,000 Units at an offering price of $3.50 per Unit for aggregate gross proceeds of approximately $5.7 million. Each "Unit" consists of one share of SmartHeat's common stock and a three year warrant to purchase 15% of one share of common stock at an exercise price of $6.00 per share. The Units sold represent an aggregate of 1,630,000 million shares of common stock and warrants to purchase 244,500 shares of Common Stock. In connection with the private placement offering, the Company paid commission of approximately $340,000 and issued warrants to purchase 148,500 shares of common stock to its placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require the Company to settle in its own shares.  There is no provision for cash settlement, except in lieu of fractional shares.  Net proceeds of approximately $5.1 million have been received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 15% and term of 3 years.  The value of the warrant was $70,246. There were no warrants exercised from the grant date to December 31, 2008.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

The Company recorded $5,613 of compensation expense for stock options to its independent directors for the year ended December 31, 2008. There were no options exercised during 2008.

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-
Exercisable at December 31, 2007	-
Granted	393,000	6.00
Exercised
Forfeited
Outstanding at December 31, 2008	393,000	6.00	2.51
Exercisable at December 31, 2008	393,000		2.51

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-
Exercisable at December 31, 2007	-
Granted	20,000	4.60
Exercised
Forfeited
Outstanding at December 31, 2008	20,000	4.60	4.54
Exercisable at December 31, 2008	20,000		4.54

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

17. COMMITMENTS

Employment Agreements

On January 1, 2008, the Company entered into a three year employment agreement with Mr. Jun Wang, which agreement may be renewed at the end of the initial term upon mutual agreement between Mr. Jun Wang and the Company.  Either party shall give written notice to the other party of its intention not to renew the agreement at least 30 days prior to the end of the initial term.  Pursuant to the terms of the employment agreement, Mr. Jun Wang shall receive a salary in an amount that is not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang, currently $18,000 per annum. In addition, Mr. Jun Wang shall be entitled to overtime pay in accordance with the applicable law.

On January 1, 2008, The Company entered into a three year employment agreement with Ms. Zhijuan Guo, at terms identical to the terms of the employment agreement with Mr. Jun Wang with current salary of $10,684 per annum.

Lease agreements

The Company leased several offices for its sales representative in different cities under various one-year, non-cancellable, and renewable operating lease agreements.

At December 31, 2008, future minimum rental payments required under these operating leases are as follows:

Year Ending December 31,	Amount
2009	$87,000
2010	87,000
Total	$174,000

Total rental expense for the years ended December 31, 2008 and 2007 was approximately $87,000 and $52,000, respectively.

18. CONTINGENCIES

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

The Company is required to file the Registration Statement with the SEC within 60 days of the closing of the private placement offering. The Registration Statement must be declared effective by the SEC within 180 days of the final closing of the offering. Subject to certain grace periods, the Registration Statement must remain effective and available for use until the Investors can sell all of the securities covered by the Registration Statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the Registration Statement, SmartHeat is required to pay liquidated damages of 2% of the aggregate purchase price paid by such Investor for any Registrable Securities then held by such Investor on the date of such failure and on each anniversary of the date of such failure until such failure is cured.  Given the length of time it took the last investor in the private placement to complete his paperwork, the Company believes that the last closing under the private placement did not occur until September 23rd or 24th and that the 180 day period for effectiveness of the registration statement under the Registration Rights Agreement will not end until March 23rd.  At March 10, 2009, the registration statement has not declared effective yet.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

19. ACQUISITION OF SANDEKE CO., LTD.

On September 25, 2008, the Company entered into a Share Exchange Agreement ("Agreement") for the acquisition by the Company of all of the outstanding capital stock of SanDeKe. The purchase price for the SanDeKe shares was $741,516, of which $222,455 was payable within 15 days after the signature date of the Agreement, $370,758 is payable within 15 days after all necessary documents have been filed with government agencies, and $148,303 of which is payable within 15 days after the purchase has been approved and registered by the government agencies. Under the terms of the Agreement, two of the shareholders of SanDeKe have agreed not to compete with the business of SanDeKe for a period of four years after the completion of the purchase.  At March 10, 2009, the Company has not paid the purchase consideration yet.

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

The intangible asset consisted of know-how technology is amortized over 5 years, the customer list is amortized over 5 years and covenants not to compete, is amortized over 4 years.

The pro forma financial information of the consolidated operations of the Company as if the acquisition of SanDeKe had occurred as of the beginning of the year is presented below:

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

For the year ended December 31, 2008	SmartHeat and subsidiaries	SanDeKe	Pro forma Adjustments	Pro forma Consolidated
Net revenue	$32,676,082	$2,135,837	$-	$34,811,919
Cost of revenue	21,717,735	1,752,951	-	23,470,686
Gross profit	10,958,347	382,886	-	11,341,233
Selling expense	1,564,977	(607)	-	1,564,370
General & administrative expense	1,851,117	286,591	78,131	2,215,839
Total operating expenses	3,416,094	285,984	78,131	3,780,209
Income (loss) from operations	7,542,253	96,902	(78,131)	7,561,024
Non-operating income (expenses), net	93,288	(401)	-	92,887
Income (loss) before income tax	7,634,966	96,501	(78,131)	7,653,337
Income tax	1,293,660	163	-	1,293,823
Minority interest	5,966	-	-	5,966
Net income (loss)	$6,335,340	$96,339	$(78,131)	$6,353,548

a)
Pro forma adjustment is to record additional amortization expense of $76,835 and depreciation expense of $1,296 for the increase in basis of the intangible assets and decrease in basis of the fixed assets as a result of the purchase.

For the year ended December 31, 2007	Taiyu	SanDeKe	Pro forma Adjustments	Pro forma Consolidated
Net revenue	$13,273,151	$2,334,369	$-	$15,607,520
Cost of revenue	8,667,353	2,059,235	-	10,726,588
Gross profit	4,605,798	275,134	-	4,880,932
Selling expense	1,681,624	-	-	1,681,624
General & administrative expense	687,466	283,689	107,693	1,078,848
Total operating expenses	2,369,090	283,689	107,693	2,760,472
Income from operations	2,236,708	(8,555)	(107,693)	2,120,460
Non-operating income, net	24,957	(1,519)	-	23,438
Income before income tax	2,261,665	(10,074)	(107,693)	2,143,898
Income tax	175,647	2,960	-	178,607
Minority interest	(1,873)	-	-	(1,873)
Net income	$2,087,891	$(13,033)	$(107,693)	$1,967,165

a)
Pro forma adjustment is to record additional amortization expense of $105,012 and depreciation expense of $2,681 for the increase in basis of the intangible assets and decrease in basis of the fixed assets as a result of the purchase.