Form 10-K/A
period 2008-12-31
SMARTHEAT INC.
filed 2009-04-03
CIK 1384135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 to the SmartHeat Inc. (the “Company”) 10-K filed on March 18, 2009 is being filed solely to indicate that the Company is not a shell company on the cover page of this Annual Report. All other items and exhibits contained in the Form 10-K as filed on March 18, 2009 remain unchanged.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTHEAT INC

Date: April 3, 2009	By:	/s/ Jun Wang
Jun Wang
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jun Wang	Chairman of the Board, President & Chief Executive Officer	April 3, 2009
Jun Wang

/s/ Zhijuan Guo	Chief Financial Officer and Treasurer	April 3, 2009
Zhijuan Guo

/s/ Frederick Rittereiser	Director	April 3, 2009
Frederick Rittereiser

/s/Arnold Staloff	Director	April 3, 2009
Arnold Staloff

/s/Weiguo Wang	Director	April 3, 2009
Weiguo Wang

/s/ Wenbin Lin	Director	April 3, 2009
Wenbin Lin