Form 10-K/A
period 2008-12-31
SMARTHEAT INC.
filed 2009-05-05
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 2)
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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 2 to the SmartHeat Inc. (the “Company”) 10-K originally filed on March 18, 2009 is being filed solely to revise Item 9A(T) to clarify that the Company’s principal executive and principal financial officers determined that (i) the Company’s controls and procedures were effective and (ii) the design and operation of its internal control over financial reporting pursuant to Rule 13a-15 of the Exchange Act was effective and evaluated and based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission.  All other items and exhibits contained in the Form 10-K as filed on March 18, 2009 remain unchanged.

Item 9A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2008. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's CEO and CFO, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company;

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, internal control over financial reporting determined to be effective provides only reasonable assurance regarding the reliability of financial reporting and the preparations of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company carried out an evaluation of the effectiveness as of December 31, 2008, of the design and operation of its internal control over financial reporting pursuant to Rule 13a-15 of the Exchange Act, which was conducted under the supervision and with the participation of the Company's CEO and CFO. This evaluation was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control--Integrated Framework". Based upon this evaluation, the Company's CEO and CFO concluded that the Company's internal controls over financial reporting are effective as of December 31, 2008.

This Annual Report on Form 10-K does not, nor is required to, include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Internal control over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTHEAT INC

Date: May 4, 2009	By:	/s/ Jun Wang
Jun Wang
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jun Wang	Chairman of the Board, President & Chief Executive Officer	May 4, 2009
Jun Wang	(Principle Executive Officer)

/s/ Zhijuan Guo	Chief Financial Officer and Treasurer	May 4, 2009
Zhijuan Guo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Fredrick Rittereiser	Director	May 4, 2009
Frederick Rittereiser

/s/ Arnold Staloff	Director	May 4, 2009
Arnold Staloff

/s/ Weiguo Wang	Director	May 4, 2009
Weiguo Wang

/s/ Wenbin Lin	Director	May 4, 2009
Wenbin Lin