Form 10-Q
period 2009-03-31
SMARTHEAT INC.
filed 2009-05-11
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,179,900 shares as of May 10, 2009.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SMARTHEAT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF MARCH 31, 2009	AS OF DECEMBER 31, 2008

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$737,652	$1,435,212
Restricted cash	437,564	462,048
Accounts receivable, net	10,144,431	11,390,169
Retentions receivable	388,158	290,852
Advances to suppliers	1,259,750	412,524
Other receivables, prepayments and deposits	661,710	698,834
Inventories	8,150,511	6,107,583
Note and acceptances receivable	53,493	14,631

Total current assets	21,833,269	20,811,853

NON-CURRENT ASSETS
Restricted cash	196,467	219,472
Accounts receivable, net	57,052	310,810
Retentions receivable	645,159	166,912
Intangible assets, net	1,113,375	1,155,131
Property and equipment, net	2,391,418	2,436,553

Total noncurrent assets	4,403,471	4,288,878

TOTAL ASSETS	$26,236,740	$25,100,731

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,450,794	$1,210,906
Unearned revenue	1,088,984	850,408
Taxes payable	163,020	1,327,775
Accrued liabilities and other payables	1,136,028	1,330,812
Due to minority shareholder	-	5,303
Loans payable	2,442,985	2,443,450

Total current liabilities	7,281,811	7,168,654

DEFERRED TAX LIABILITY	38,725	38,854

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 24,179,900 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	24,180	24,180
Paid in capital	8,223,453	8,223,453
Statutory reserve	1,267,058	1,150,542
Accumulated other comprehensive income	986,339	984,629
Retained earnings	8,415,174	7,510,419

Total stockholders' equity	18,916,204	17,893,223

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,236,740	$25,100,731

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	FOR THE THREE MONTHS ENDED MARCH 31,
	2009	2008

Net sales	$6,207,503	$3,079,051

Cost of goods sold	3,900,947	2,112,956

Gross profit	2,306,556	966,095

Operating expenses
Selling expenses	460,913	197,421
General and administrative expenses	569,522	284,145

Total operating expenses	1,030,435	481,566

Income from operations	1,276,121	484,529

Non-operating income (expenses)
Interest income	16,681	147,138
Interest expense	(52,852)	(66,628)
Financial expense	(1,840)	-
Other income	760	11,181

Total non-operating income (expenses)	(37,251)	91,691

Income before income tax	1,238,870	576,220

Income tax expense	217,601	104,957

Net income	1,021,269	471,263

Other comprehensive item
Foreign currency translation	1,710	242,094

Comprehensive Income	$1,022,979	$713,357

Basic weighted average shares outstanding	24,179,900	18,500,000

Diluted weighted average shares outstanding	24,184,174	18,500,000

Basic earnings per share	$0.04	$0.03

Diluted earnings per share	$0.04	$0.03

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,021,269	$471,263
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	96,684	48,875
Unearned interest on accounts receivable	28,854	(143,793)
Decrease in deferred tax liability	(122)	-
(Increase) decrease in current assets:
Accounts receivable	1,073,545	(47,140)
Retentions receivable	(575,657)	(275,347)
Advances to suppliers	(838,551)	(907,320)
Other receivables, prepayments and deposits	(608,803)	(220,372)
Inventories	(2,044,149)	589,796
Increase (decrease) in current liabilities:
Accounts payable	1,596,204	719,555
Unearned revenue	238,745	385,532
Taxes payable	(1,164,537)	(693,038)
Accrued liabilities and other payables	442,319	(97,128)

Net cash used in operating activities	(734,199)	(169,117)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	47,361	116,033
Acquisition of property & equipment	(10,474)	(37,761)

Net cash provided by investing activities	36,887	78,272

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to shareholder	-	(25,890)
Loans payable	-	(172,563)

Net cash used in financing activities	-	(198,453)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(248)	9,517

NET DECREASE IN CASH & CASH EQUIVALENTS	(697,560)	(279,781)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,435,212	393,147

CASH & CASH EQUIVALENTS, END OF PERIOD	$737,652	$113,366

Supplemental Cash flow data:
Income tax paid	$777,627	$104,957
Interest paid	$60,316	$40,498

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006 in the State of Nevada. The Company is engaged in the manufacturing and sale of plate heat exchangers and various packages, thermometer testing devices and heat usage calculators through its wholly owned operating subsidiaries in China.

On April 14, 2008, the Company entered into a Share Exchange Agreement with Shenyang Taiyu Machinery and Electronic Equipment Co., Ltd. ("Taiyu") and the Taiyu Shareholders. The Company issued 18,500,000 shares of its common stock to the shareholder of Taiyu in exchange for all of the equitable and legal rights, title and interests in and to Taiyu's share capital in the amount of RMB 25,000,000. Concurrent with the share exchange, one of SmartHeat’s shareholders cancelled 2,500,000 shares out of 6,549,900 of total issued and outstanding shares of SmartHeat pursuant to the Split-Off Agreement dated April 14, 2008. As a result of the share exchange and the cancellation of the 2,500,000 shares of the Company's common stock, there were 22,549,900 shares of the Company's common stock issued and outstanding, approximately 82.04% of which was held by the former Taiyu Shareholders.  The shareholders of the Company immediately prior to the completion of these transactions held the remaining 17.96% of the issued and outstanding share capital of SmartHeat. Taiyu became a wholly-owned subsidiary of SmartHeat.

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

Taiyu was incorporated in the Liaoning Province, People’s Republic of China (“PRC” or "China") in July, 2002. Taiyu is engaged in manufacturing and sale of plate heat exchangers and various packages, thermo meter testing devices and heat usage calculators. The Company is an authorized dealer of the SONDEX brand; SONDEX is the second largest plate heat exchanger manufacturer in the world.

On September 25, 2008, the Company entered into a Share Exchange Agreement (the "Agreement") between Asialink (Far East) Limited ("Asialink") and the Company providing for the acquisition by the Company from Asialink of all of the outstanding capital stock of SanDeKe Co., Ltd., a Shanghai based manufacturer of heat plate exchangers ("SanDeKe"). The purchase price for the SanDeKe shares was $741,516, of which $222,455 was payable within 15 days after the signature date of the Agreement, $370,758 was payable within 15 days after all necessary documents have been filed with government agencies, and $148,303 of which is payable within 15 days after the purchase has been approved and registered by the government agencies. Under the terms of the Agreement, two of the shareholders of SanDeKe agreed not to compete with the business of SanDeKe for a period of four years after the completion of the purchase.  At March 31, 2009, the Company has paid $593,213; the balance of $148,303 will be paid once the title is officially transferred to the Company.

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the 2008 audited financial statements and footnotes included in the Company’s audited financial statements.  The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, Taiyu and SanDeKe. For purposes of this Quarterly Report, the "Company" refers collectively to SmartHeat, SanDeKe, and Taiyu. All significant inter-company accounts and transactions have been eliminated in consolidation.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

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

 Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2009 and December 31, 2008, the Company maintained total restricted cash of $634,031 and $681,520, respectively, in several bank accounts, representing cash deposits from customers for securing payment from customers that occurs no later than the warranty period expires, of which, $437,564 and $462,048 was the cash that will be released to the Company within one year. Restricted cash is held in an interest bearing bank account.

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $629,568 and $629,687 at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009 and December 31, 2008, the Company had retentions receivable from customers for product quality assurance of $1,033,317 and $457,764, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three months to two years depending on the shipping date of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $57,374 and $28,526 at March 31, 2009 and December 31, 2008, respectively. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at the Company's borrowing rate, currently 7.16%, and it was 7.04% in 2008.

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
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

Warranties

The Company offers warranty to all customers on its products for a period of one or two heating seasons depending on the contract terms negotiated with the customers. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company's selling expenses and other payable respectively, and is recorded at the time revenue is recognized. Factors that affect the Company's warranty liability include the number of sold units, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The Company's warranty reserve at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Beginning balance	$-	$-
Provisions made	76,570	95,000
Changes in estimates	-	-
Actual costs incurred	(12,906)	(95,000)
Ending balance	$63,664	-
Warranty reserve in current liabilities	$63,664	-

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized when products are delivered and for PHE and PHE units, when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

The Company’s sales contracts with the customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% is due on delivery, 30% is due upon installation and acceptance of the equipment after customer testing, the final 10% of the purchase price is due on a date that is no later than the termination date of the standard warranty period.

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

Sales returns and allowances were $0 for both the three months ended March 31, 2009 and 2008. The Company does not provide right of return, price protection or any other concessions to its customers.

The standard warranty of the Company is provided to all customers and is not considered an additional service; rather it is considered an integral part of the product’s sale. The Company believes that the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21 separation and allocation model for a multiple deliverable arrangement. FAS 5 specifically address the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes FAS 5. The Company believes that accounting for its standard warranty pursuant to FAS 5 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

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

The following table presents a reconciliation of basic and diluted earnings per share:

	For the Three Months Ended March 31
	2009	2008
Net income	$1,021,269	$471,263

Weighted average shares outstanding – basic	24,179,900	18,500,000
Effect of dilutive securities:
Unexercised warrants and options	4,274	—
Weighted average shares outstanding – diluted	24,184,174	18,500,000

Earnings per share – basic	$0.04	$0.03
Earnings per share – diluted	$0.04	$0.03

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

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the Company’s Chinese subsidiaries are maintained in the Chinese Yuan Renminbi (RMB) and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD). The accounts of the Chinese subsidiaries were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency for the Chinese subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

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

The Company is required to file the Registration Statement with the SEC within 60 days of the closing of the private placement offering. The Registration Statement must be declared effective by the SEC within 180 days of the final closing of the offering. Subject to certain grace periods, the Registration Statement must remain effective and available for use until the Investors can sell all of the securities covered by the Registration Statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the Registration Statement, the Company is required to pay liquidated damages of 2% of the aggregate purchase price paid by such Investor for any Registrable Securities then held by such Investor on the date of such failure and on each anniversary of the date of such failure until such failure is cured.  The last closing under the private placement occurred on September 24, 2008 and the 180 day period for effectiveness of the registration statement under the Registration Rights Agreement ended on March 23, 2009.  At March 31, 2009, the Company became liable to pay approximately $110,000 liquidated damages to our investors as a result of failure to declare the effectiveness of the Registration Statement within 180 days of the final closing of the offering.  The liquidated damages have been recorded as the Company’s expense with charging corresponding account to accrued liabilities.

New Accounting Pronouncements

Employer’s Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”) and amends SFAS 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. The adoption of FSP FAS 132(R)-1 did not have a material impact on its financial statements.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Defensive intangible assets could include assets that the acquirer will never actively use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 concluded that a defensive intangible asset should be accounted for as a separate unit of accounting and should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted.  The adoption of EITF 08-7 did not have a material impact on its financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

Accounting for Financial Guarantee Insurance Contracts

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 163 did not have a material impact on its financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 adoption did not have an impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the United States of America. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on its financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008, the adoption of SFAS 161 did not have a significant impact on its results of operations or financial position.

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

As of March 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

Business Combinations

SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R)), is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions to this Statement require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the Statement. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the Statement). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. FASB Statement No. 109, Accounting for Income Taxes, was also amended by this Statement to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company expects SFAS 141R will have a significant impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether non-refundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF 07-03 did not have a significant impact on the Company’s financial statements.

3. INVENTORIES

Inventories at March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
Raw materials	$5,527,347	$4,411,298
Work in process	550,020	652,472
Finished Goods	2,073,144	1,043,813
Total	$8,150,511	$6,107,583

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Building	$1,818,481	$1,818,827
Production equipment	440,982	441,065
Office equipment	242,403	231,975
Vehicles	300,899	300,956
	2,802,765	2,792,823
Less: Accumulated depreciation	(411,347)	(356,270)
	$2,391,418	$2,436,553

Depreciation expense for the three months ended March 31, 2009 and 2008 was approximately $55,000 and $38,000, respectively.

5. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009	December 31, 2008

Cash advance to third parties	$129,391	$89,628
Deposit for public bids	238,634	353,399
Prepayment for freight and related insurance expenses	98,387	95,888
Deposits	7,652	42,783
Advance to employees	187,646	117,136
Total	$661,710	$698,834

Cash advance to third parties was the short term cash advances to customers and vendors with repayment usually within three to six months.  Deposits for public bidding represented the deposits for bidding expected contracts, which will be returned to the Company after the bidding process is completed unusually within three to four months from the payment date.  Prepayment for freight and /or related insurance expenses represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products.  Deposits mainly consisted of deposits for rents and utilities. Cash advance to employees mainly represented short term loan to employees and advance to employees for business trip and related expenses. Other receivables, prepayments and deposits are reimbursed or settled within 12 months.

6. INTANGIBLE ASSETS

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

Intangible assets consisted of the following at March 31, 2009 and December 31, 2008, respectively:

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008

Land use right	$519,271	$519,369
Know-how technology	266,757	266,808
Customer list	191,615	191,652
Covenant not to compete	104,238	104,258
Software	190,130	190,166
	1,272,011	1,272,253
Less: accumulated amortization	(158,636)	(117,122)
	$1,113,375	$1,155,131

Amortization expense of intangible assets for the three month ended March 31, 2009 and 2008 was approximately $42,000 and $10,100, respectively. Annual amortization expense for the next five years at March 31, 2009 is expected to be: $180,000, $180,000, $180,000, $180,000 and $140,000.

7. MAJOR CUSTOMERS AND VENDORS

Four and three customers accounted for 50% and 59% of the Company’s net revenue for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, each customer accounted for about 18%, 16%, 12%, and 5% of the sales.  For the three months ended March 31, 2008, each customer accounted for about 25%, 21% and 14% of the sales.   At March 31, 2009 and 2008, the total receivable balance due from these customers was approximately $3,319,000 and $1,717,000, respectively.

One major vendor provided 11% and 9% of the Company’s purchases of raw materials for the three months ended March 31, 2009 and 2008, respectively.  The Company had approximately $110,000 and $291,000 in accounts payable to this vendor at March 31, 2009 and 2008, respectively.

8. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Income tax payable	$163,932	$723,958
Value added tax payable (receivable)	(10,014)	597,676
Other taxes payable	9,102	6,141
	$163,020	$1,327,775

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Advance from third parties	$449,914	$453,625
Payable for purchase of SanDeKe	148,303	741,516
Other payables	261,886	99,418
Warranty reserve	63,664	-
Accrued liabilities	212,261	36,253
Total	$1,136,028	$1,330,812

Advance from third parties represented short term, non interest bearing advances from third parties. Other payables consisted of payables for the Company’s miscellaneous expenses including postage, business insurance, employee benefits, bidding fee, etc. Accrued liabilities mainly consisted of accrued interest, payroll, utility, and liquidated damages for failure to declare the effectiveness of the Registration Statement within 180 days of the final closing of the offering.

10. LOANS PAYABLE

The Company is obligated for the following short term loans payable as of March 31, 2009 and December 31, 2008:

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	March 31, 2009	December 31, 2008
Loan from a commercial bank in the PRC for 6,000,000 RMB. This loan was entered into on Apr 28, 2007 and was due on Apr 12, 2008. This loan was renewed on Apr 12, 2008 with new maturity date on June 13, 2009. This loan currently bears interest at 7.159%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for this loan.	$877,719	$877,886

The Company entered into a series of short term loans during 2006 and 2007 with a third party company in the PRC for total of 10, 300,000 RMB. Some of the loans matured on various dates in 2008 and some of the loans are payable on demand. These loans bear variable interest at 8.591% for 2008 and 6.903% for 2007. The Company repaid RMB 2,600,000 in 2008 and had RMB 7,700,000 outstanding as of March 31, 2009, due on December 31, 2009 with interest of 8.591%.	1,126,406	1,126,621

The Company entered into a one year loan on July 1, 2008 with another third party company in the PRC for total of 3,000,000 RMB. This loan is due on December 31, 2009 with interest of 8.591%.	438,860	438,943

	$2,442,985	$2,443,450

11. DEFERRED TAX LIABILITY

Deferred tax liability represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe.

12. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat was incorporated in the United States and has incurred net operating loss for income tax purposes.  SmartHeat has net operating loss carry forwards for income taxes amounting to approximately $220,000 at March 31, 2009 which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

Taiyu, as a manufacturing business, is subject to 18% income tax rate for 2008 and 20% income tax rate for 2009. According to the new income tax law that became effective January 1, 2008, new high-tech enterprises that government gives special support are subject to income tax rate of 15%.  Taiyu was recognized as a new high-tech enterprise and registered the status with tax bureau, therefore, enjoys the income tax rate of 15% from 2009 through 2010.

SanDeKe is subject to an 18% income tax rate after 7% reduction in federal income tax rate given by federal government. SanDeKe, is also exempt from income tax for two years starting from the 1st profitable year, and is entitled to a 50% discount on the 18% income tax rate for 2010 through 2012.

The Company's net income would be lower by approximately $58,700 or $0.0024 earnings per share had Taiyu not enjoyed lower income tax rate and SanDeKe not been exempted from income tax for 2009.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2009 and 2008:

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

	For the Three Months Ended
	March 31,2009	March 31, 2008
US statutory rates	34.0%	34.0%
Tax rate difference	(15.7)%	(16.0)%
Effect of tax holiday	(4.5)%	-
Valuation allowance	4.2%	-
Tax per financial statements	18.0%	18.0%

13. STATUTORY RESERVES

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

14. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, the Company closed a private placement offering of Units pursuant to which SmartHeat sold an aggregate of 1,630,000 Units at an offering price of $3.50 per Unit for aggregate gross proceeds of approximately $5.7 million. Each "Unit" consists of one share of SmartHeat's common stock and a three year warrant to purchase 15% of one share of common stock at an exercise price of $6.00 per share. The Units sold represent an aggregate of 1,630,000 million shares of common stock and warrants to purchase 244,500 shares of Common Stock. In connection with the private placement offering, the Company paid commission of approximately $340,000 and issued warrants to purchase 148,500 shares of common stock to its placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require the Company to settle in its own shares.  There is no provision for cash settlement, except in lieu of fractional shares.  Net proceeds of approximately $5.1 million have been received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 15% and term of 3 years.  The value of the warrant was $70,246. There were no warrants exercised from the grant date to March 31, 2009.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

The options vest over three years and have a life of 5 years, volatility of 15%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. There were no options exercised during the first quarter of 2009.

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-
Exercisable at December 31, 2007	-
Granted	393,000	6.00	3.00
Exercised
Forfeited
Outstanding at December 31, 2008	393,000	6.00	2.51
Exercisable at December 31, 2008	393,000	6.00	2.51
Granted
Exercised
Forfeited
Outstanding at March 31, 2009	393,000	6.00	2.27
Exercisable at March 31, 2009	393,000	6.00	2.27

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-
Exercisable at December 31, 2007	-
Granted	20,000	4.60	5.00
Exercised
Forfeited
Outstanding at December 31, 2008	20,000	4.60	4.54
Exercisable at December 31, 2008	20,000	4.60	4.54
Granted
Exercised
Forfeited
Outstanding at March 31, 2009	20,000	4.60	4.29
Exercisable at March 31, 2009	20,000	4.60	4.29

15. COMMITMENTS

Employment Agreements

On January 1, 2008, the Company entered into a three years employment agreement with Mr. Jun Wang, which agreement may be renewed at the end of the initial term upon mutual agreement between Mr. Jun Wang and the Company.  Either party shall give written notice to the other party of its intention not to renew the agreement at least 30 days prior to the end of the initial term.  Pursuant to the terms of the employment agreement, Mr. Jun Wang shall receive a salary in an amount that is not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang, currently $18,000 per annum. In addition, Mr. Jun Wang shall be entitled to overtime pay in accordance with the applicable law.

 SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

On January 1, 2008, The Company entered into a three years employment agreement with Ms. Zhijuan Guo, at terms identical to the terms of the employment agreement with Mr. Jun Wang with current salary of $10,684 per annum.

Lease agreements

The Company leased several offices for its sales representative in different cities under various one-year, non-cancellable, and renewable operating lease agreements.

At March 31, 2009, future minimum rental payments required under these operating leases are as follows:

Year Ending March 31,	Amount
2010	$87,000
2011	87,000
Total	$174,000

16. CONTINGENCIES

The Company sold goods to its customers and received Commercial Notes from the customers in lieu of the payments for accounts receivable.  The Company discounts the Notes with the bank or endorses the Notes to vendors, which could be for payment of their own obligations or get cash from the third parties.  Most of the Commercial Notes have maturity of less than six months.

At March 31, 2009 and December 31, 2008, the Company is contingently liable to vendors for endorsed notes receivable amounting to $53,493 and $14,631, respectively.

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

17. ACQUISITION OF SANDEKE CO., LTD.

On September 25, 2008, the Company entered into a Share Exchange Agreement ("Agreement") for the acquisition by the Company of all of the outstanding capital stock of SanDeKe. The purchase price for the SanDeKe shares was $741,516, of which $222,455 was payable within 15 days after the signature date of the Agreement, $370,758 is payable within 15 days after all necessary documents have been filed with government agencies, and $148,303 of which is payable within 15 days after the purchase has been approved and registered by the government agencies. Under the terms of the Agreement, two of the shareholders of SanDeKe have agreed not to compete with the business of SanDeKe for a period of four years after the completion of the purchase.  At March 31, 2009, the Company has paid $593,213; the balance of $148,303 will be paid once the title is officially transferred to the Company.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

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

The following unaudited pro forma consolidated results of operations of the Company for the three months ended March 31, 2008 presents the operations of the Company and SanDeKe as if the acquisition of SanDeKe occurred on January 1, 2008.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

For the three months ended March 31, 2008	Pro forma Consolidated
Net revenue	$3,303,963
Cost of revenue	2,263,354
Gross profit	1,040,609
Selling expense	222,025
General & administrative expense	329,730
Total operating expenses	551,755
Income from operations	488,854
Non-operating income, net	91,752
Income before income tax	580,606
Income tax	104,957
Net income	$475,649
Basic and diluted weighted average shares outstanding	18,500,000
Basic and diluted net earnings per share	$0.03

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

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, Taiyu and SanDeKe. For purposes of this Quarterly Report, the "Company" refers collectively to SmartHeat, SanDeKe, and Taiyu. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Our revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized when products are delivered, and for PHE and PHE units, when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Our sales contracts with the customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% is due on delivery, 30% is due upon installation and acceptance of the equipment after customer testing, the final 10% of the purchase price is due on a date that is no later than the termination date of the standard warranty period.

Our standard warranty is provided to all customers and is not considered an additional service; rather it is considered an integral part of the products sale. We believe that the existence of the standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21 separation and allocation model for a multiple deliverable arrangement. FAS 5 specifically address the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes FAS 5. We believe that accounting for our standard warranty pursuant to FAS 5 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

Warranties

We offer warranty to all customers on our products for a period of one or two heating seasons depending on the contract terms negotiated with the customers. We accrue for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in our selling expenses and other payable respectively, and is recorded at the time revenue is recognized. Factors that affect our warranty liability include the number of sold units, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the Company’s Chinese subsidiaries are maintained in the Chinese Yuan Renminbi (RMB) and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD). The accounts of the Chinese subsidiaries were translated into USD in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency for the Chinese subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

Recent Accounting Pronouncements

Employer’s Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 applies to an employer that is subject to the disclosure requirements of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132R”) and amends SFAS 132R to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009. Earlier application is permitted. The adoption of FSP FAS 132(R)-1 did not have a material impact on its financial statements.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in situations in which the acquirer does not intend to actively use the asset but intends to hold the asset to prevent its competitors from obtaining access to the asset (a defensive intangible asset). Defensive intangible assets could include assets that the acquirer will never actively use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 concluded that a defensive intangible asset should be accounted for as a separate unit of accounting and should be amortized over the period that the defensive intangible asset directly or indirectly contributes to the future cash flows of the entity. EITF 08-7 is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is not permitted.  The adoption of EITF 08-7 did not have a material impact on its financial statements.

Accounting for Financial Guarantee Insurance Contracts

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of SFAS No. 163 did not have a material impact on its financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 adoption did not have an impact on the Company’s financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the United States of America. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on its financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008, the adoption of SFAS 161 did not have a significant impact on its results of operations or financial position.

Fair value of measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures..  The three levels are defined as follow:

☐	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of March 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

Business Combinations

SFAS 141 (Revised 2007), Business Combinations (SFAS 141(R)), is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. SFAS 141(R) changes how the acquisition method is applied in accordance with SFAS 141. The primary revisions to this Statement require an acquirer in a business combination to measure assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, at their fair values as of that date, with limited exceptions specified in the Statement. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with the Statement). Assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date are to be measured at their acquisition-date fair values, and assets or liabilities arising from all other contingencies as of the acquisition date are to be measured at their acquisition-date fair value, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. This Statement significantly amends other Statements and authoritative guidance, including FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and now requires the capitalization of research and development assets acquired in a business combination at their acquisition-date fair values, separately from goodwill. FASB Statement No. 109, Accounting for Income Taxes, was also amended by this Statement to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Company expects SFAS 141R will have a significant impact on accounting for business combinations, but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009.

Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities,” which addresses whether non-refundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. EITF 07-03 is effective for fiscal years beginning after December 15, 2008.  The adoption of EITF 07-03 did not have a significant impact on the Company’s financial statements.

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	Three months Ended March 31
	2009		2008
	$	% of Sales	$	% of Sales
Sales	6,207,503		3,079,051
Cost of sales	3,900,947	63.0%	2,112,956	69.0%
Gross Profit	2,306,556	37.0%	966,095	31.0%
Operating Expenses	1,030,435	17.0%	481,566	16.0%
Income from Operation	1,276,121	20.0%	484,529	15.0%
Other Income (Expenses), net	(37,251)	(0.6)%	91,691	3.0%
Net Income	1,021,269	16.0%	471,263	15.0%

Sales. Net sales during the three months ended March 31, 2009 were approximately $6.21 million, while our net sales for the three months ended March 31, 2008 were approximately $3.08 million, an increase in revenues of $3.13 million, or 102%. The increase in sales was attributable to an increase in our sales volume with selling price determined based on our standard profit margin rate, of which, $4.47 million of  the total sales was from our existing customers and $1.74 million of the total sales was from the new customers. We have a strict review process for approving each sales contract, especially with respect to the determination of selling price.  Sales price under each contract is determined in proportion to our estimated cost in order to ensure our gross profit.  Our selling price varies on each sale which mainly depends on each customer’s specific needs and our negotiation of the contract amount and term. We have also increased the number of our branch offices and sales representatives throughout China to develop new customers in more regions during 2008. These new regions’ developments that occurred during the first quarter of 2009 accounted for approximately $0.95 million of the increase in our revenues.  In addition, our sales on heating meters have been increased to approximately $110,000 during the first quarter of 2009 from approximately $20,000 during the first quarter of 2008.  As we continue to expand our customer base and increase our sales volume, we become less dependent on these customers for revenue.  We believe that our sales will continue to grow because we are strengthening our sales efforts by hiring more sales personnel, increasing the sales channels, and improving the quality of our products.

Cost of Sales.   Cost of sales for the three months ended March 31, 2009 was approximately $3.90 million, while our cost of sales for the same period in 2008 was approximately $2.11 million, an increase of $1.79 million, or 85%.  Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead costs, with material costs accounting for 70% or more of our total cost of sales.  The increase in cost of sales can be attributed to the increase of production and sales volume in the first quarter of 2009.  Cost of sales as a percentage of sales was approximately 63% for the first quarter of 2009 and 68% for the same period of 2008. The decrease in cost of sales as a percentage to the sales was mainly due to decreased raw material cost, economy of scale on fixed costs as a result of increased production, and our continuous improvement on control of the manufacturing costs. We believe our cost of sales will remain stable as a result of our current pricing strategy and the continued improvement in the efficiency of our manufacturing facility.

Gross Profit.  Gross profit was $2.31 million for the three months ended March 31, 2009, as compared to $0.97 million for the same period in 2008, representing gross margins of approximately 37% and 31%, respectively.  The increase in our gross profits and gross profit margin was mainly due to the decrease of cost of goods sold as a percentage of sales while the company’s sales activities increased.

Operating Expenses.  Operating expenses consisted of selling, general and administrative expenses totaled approximately $1.03 million for the three months ended March 31, 2009, as compared to $0.48 million for the three months ended March 31, 2008, an increase of approximately $0.55 million or 114%.  The increase in operating expenses was mainly due to a proportional increase in payroll, insurance, employee welfare and travel expenses with our increased sales and production; as well as the increase in audit, legal, consulting and filing expenses in connection with the Company of being public in US since April of 2008.  In addition, a one-time charge of approximately $110,000 occurred in the first quarter of 2009 as a result of failure to declare the effectiveness of the Registration Statement within 180 days of the final closing of the offering.

Net Income.  Our net income for the three months ended March 31, 2009 was $1.02 million as compared to approximately $0.47 million for the same period in 2008, an increase of $0.55 million or 117%.  Net income as a percentage of sales increased from 15% in the first quarter of 2008 to 16% in the same period of 2009. This increase was attributable to economy of scale combined with rapid growth in revenue and efficiency of operations, and lower income tax rate of 15% for Taiyu effective January 1, 2009, down from 18% for 2008.  Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Liquidity and Capital Resources

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

As of March 31, 2009, we had cash and cash equivalents of approximately $0.74 million. Working capital was approximately $14.05 million at March 31, 2009. The ratio of current assets to current liabilities was 2.81:1 at March 31, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during the period ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008
Cash provided by (used in):
Operating Activities	$(734,199)	$(169,117)
Investing Activities	36,887	78,272
Financing Activities	-	(198,453)

Net cash flow used in operating activities was $734,199 in the first quarter of 2009, as compared to net cash flow used in operating activities of $169,117 in the same period of 2008. The increase in net cash flow used in operating activities during the first quarter of 2009 was mainly due to $2.04 million cash paid for inventories as we expect increased production and sales volumes in the 2nd quarter of 2009; and more income tax paid as our net income increased.  Our net income has increased rapidly compared to the same period of 2008 along with the timely collection of the accounts receivable, which brought about $1.07 million cash to the company, The significant amount in accounts receivable was due to the rapid increase in our sales with most of our accounts receivables aging within one year from the sales recognition date.

Net cash flow provided by investing activities was $36,887 in the first quarter of 2009, as compared to net cash provided by investing activities of $78,272 in the same period of 2008.  The decrease of net cash flow provided by investing activities in the first quarter of 2009 was mainly due to release of the restricted cash as the warranty period expired, and less restricted cash received from customers while retentions receivable which is generally due upon termination of the warranty period has been increased.

Net cash flow used in financing activities was $0 in the first quarter of 2009 as compared to net cash used in financing activities of $198,453 in the same period of 2008.  In the first quarter of 2009, we did not have any financing activities; while in the same period of 2008, we‘ve repaid $25,890 to our shareholders and $172,563 to third party lenders.

Our sales contracts with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% is due on delivery and 30% is due upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment is due on the final 10% of the purchase price no later than the termination date of the standard warranty period which ranges from 3 to 24 months from the acceptance date of the products. Our receipts for payment on our products depend on the complexity of the equipment ordered which impacts manufacturing, delivery, installation and testing times and warranty periods.  For example, PHEs are less complex than PHE units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. The Company may experience payment delays from time to time which may last up to 3 months; however, the Company does not believe the delays are material.

Indirect sales through distributors are usually paid in full on delivery. Our accounts receivable turnover and inventory turnover are relatively low, and days sales outstanding ratio relatively high. Consequently, collection on our sales is rather slow and capital is tied up in inventories which may result in pressure on cash flows. For the first quarter of 2009, we had accounts receivable turnover of 0.55, with days sales outstanding of 163 and inventory turnover of 0.55.  For the first quarter of 2008, we had accounts receivable turnover of 0.45, with days sales outstanding of 198 and inventory turnover of 0.27.

We are in the manufacturing and processing business.  We purchase substantial amounts of raw materials before the high season starts to meet production needs.  There is no concern about inventory obsolescence since our product can be sold for a profit without time limitation as long as there is continued demand.  Additionally, we have increased our sales force for developing new customers, which we believe will reduce on-hand inventory levels and increase inventory turnover going forward.  Therefore, we believe the potential risks and uncertainties associated with lower inventory turnover are limited.

We recognize the final 10% of the purchase price as a Retention Receivable which is due no later than the termination of our warranty period.  The deferral of the final payment is a common practice in the heating manufacturing business in China.  Sometimes our customers are required to deposit 5%-10% of the sales price on high value products like assembled heat exchanger unit and main part of plate heat exchanger into designated bank accounts as restricted cash for securing the payment after such period expires.  Based on our historical experience, there have been no defaults on such deferrals.  Therefore, we believe the potential risks and uncertainty associated with defaults on such receivables are not material.

Recent Developments

Under the terms of the Registration Rights Agreement, the Company is required to file a Registration Statement registering the common stock and common stock underlying the warrants with the Securities and Exchange Commission (the “SEC”) within 60 days of the closing of the private placement offering. The Registration Statement must be declared effective by the SEC within 180 days of the final closing of the offering or the Company will be subject to penalties as described below. Subject to certain grace periods, the Registration Statement must remain effective and available for use until the investors can sell all of the securities covered by the Registration Statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the Registration Statement, it is required to pay liquidated damages of 2% of the aggregate purchase price paid by such investor for any Registrable Securities then held by such investor on the date of such failure and on each anniversary of the date of such failure until such failure is cured.

The closing the private placement occurred on September 24, 2008. The Company was obligated to cause the Registration Statement become effective on or before March 23, 2009.  As a result of its failure to have a registration statement effective on this date, the Company is liable to pay approximately $110,000 liquidated damages to investors in the private placement.

The Company expects to pay liquidated damages from its working capital.  The Company had approximately $737,000 cash at March 31, 2009 which is more than adequate to make payments on any liquidated damages. The Company expects the Registration Statement to become effective prior to any additional penalties being assessed which would occur if the Registration Statement is not effective by March 23, 2010.

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

Contractual Obligations

The Company was obligated for the following short term loans payable as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Loan from a commercial bank in the PRC for 6,000,000 RMB. This loan was entered into on Apr 28, 2007 and was due on Apr 12, 2008. This loan was renewed on Apr 12, 2008 with new maturity date on June 13, 2009. This loan currently bears interest at 7.159%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for this loan.	$877,719	$877,886

The Company entered into a series of short term loans during 2006 and 2007 with a third party company in the PRC for total of 10, 300,000 RMB. Some of the loans matured on various dates in 2008 and some of the loans are payable on demand. These loans bear variable interest at 8.591% for 2008 and 6.903% for 2007. The Company repaid RMB 2,600,000 in 2008 and had RMB 7,700,000 outstanding as of March 31, 2009, due on December 31, 2009 with interest of 8.591%.	1,126,406	1,126,621

The Company entered into a one year loan on July 1, 2008 with another third party company in the PRC for total of 3,000,000 RMB. This loan is due on December 31, 2009 with interest of 8.591%.	438,860	438,943

	$2,442,985	$2,443,450

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of March 31, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMARTHEAT INC. (Registrant)

	By:	/s/ Jun Wang
May 10, 2009		Jun Wang President and Chief Executive Officer

	By:	/s/ Zhijuan Guo
May 10, 2009		Zhijuan Guo Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).