Form 10-Q/A
period 2009-03-31
SMARTHEAT INC.
filed 2009-05-22
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,179,900 shares as of May 10, 2009.

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 11, 2009, solely to update Exhibits 32.1 and 32.2 to state that the date for each of the certifications covers the periodic report for the quarterly period ended March 31, 2009. All other items and exhibits contained in the Form 10-Q as filed on May 11, 2009 remain unchanged.

TABLE OF CONTENTS

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

SMARTHEAT INC. (Registrant)

	By:	/s/ Jun Wang
May 22, 2009		Jun Wang President and Chief Executive Officer
(Principle Executive Officer)

	By:	/s/ Zhijuan Guo
May 22, 2009		Zhijuan Guo Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).