Form 10-K/A
period 2008-12-31
SMARTHEAT INC.
filed 2009-06-23
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 3)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☑
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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 3 to the SmartHeat Inc. (the “Company”) 10-K originally filed on March 18, 2009 is being filed solely to updated the original 10-K to be consistent with comments made by the staff of the Securities and Exchange Commission on the Company’s Form S-1 which became effective on June 23,2009. The Company updated Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Business (Item 1), Risk Factors (Item 1-A) and the Notes to Financial Statements to clarify the impact that payment schedules and delays may have on its cash flows and liquidity and certain other ministerial conforming changes which were not material.  All other items and exhibits contained in the Form 10-K as filed on March 18, 2009 and as amended on April 3, 2009 and May 5, 2009 remain unchanged.

SMARTHEAT INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

		Page

	PART I
Item 1.	Business	4
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 9A(T).	Controls and Procedures	33
Item 9B.	Other Information	33

	PART III
Item 10	Directors, Executive Officers and Corporate Governance	34
Item 11	Executive Compensation	37
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
Item 13	Certain Relationships and Related Transactions, and Director Independence	41
Item 14	Principal Accountant Fees and Services	42

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	43
Signatures		46

EX-23.1	Consent of Independent Registered Public Accounting Firm
EX-31.1	Certification Pursuant to Section 302 of Jun Wang
EX-31.2	Certification Pursuant to Section 302 of Zhijuan Guo
EX-32	Certificate of the Chief Executive Officer and Chief Financial Officer Pursuant to Section Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

DIAGRAM OF PLATE HEAT EXCHANGER

We are an authorized dealer of Sondex PHEs for the industrial and energy sectors in China.  Our Sondex distribution territory is northern and eastern China .  As an authorized dealer of Sondex PHEs in China, we import finished stainless steel plates from Sondex and assemble customized PHEs based on our clients' specifications.  All design of our PHEs is done in-house by our engineers utilizing a combination of software provided by Sondex and our proprietary in-house designed software.  In the initial year of our operations, the PHE was the cornerstone of our product line.  As an authorized Sondex dealer, we have established a reputation as a high quality provider of PHEs in China.  In May 2003, we began to sell customized PHE Units containing Sondex plates.

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

SMARTHEAT’S PLATE HEAT EXCHANGER UNIT

Heat Meters

While heating companies in many western countries have long used meters to measure customer heat usage and invoice customers, Chinese residents and commercial customers are largely billed based on the square footage of their utilized space.  Meters indicate heat in legal heat units and the calibration of meters in many countries is regulated by government agencies and subject to local or national guidelines.  Due to rising energy costs and the increased sensitivity to environmental issues, Chinese government and local utility companies have made the use of heat meters compulsory in China.  As of January 2003, heat meters were required by law nationally for new construction and the law was extended in April of 2008 by the Energy Conservation Law, Article 38, to existing buildings being retrofitted.

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

 Customers

 We sell both directly through our sales force and through a network of 29 national distributors located throughout China.  Our customer base consists mainly of large companies with our 10 largest customers accounting for over 32% of our total sales of $32,676,082 in the fiscal year ended 2008.  Our 10 largest customers and our respective revenue from them during 2008 are as follows:

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

Each sale can range from $2,500 to $500,000 and up depending on the client's needs.  Contract implementation generally takes one to six months.  Outstanding receivables are collected upon completion and acceptance of work with the exception of approximately 10% of the purchase price that remains unpaid and outstanding for 3 to 24 months following delivery and contract completion and is due no later than the termination of the warranty period.  All of our work is performed based on written contracts and there are no oral contracts.  Historically, the Company has been paid all such amounts due.

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

Our heat meters require a license for production and sale.  We obtained this license on August 12, 2005.  The license is valid through March 11, 2012. The Safety Bureau conducts site visits and inspections of documents on a periodic basis to verify adherence to the standards.

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

Risks Related to Our Business

Our relationship with Sondex has substantially contributed to our business and its growth. We could be adversely affected if that relationship terminated

We are one of three authorized dealers appointed by Sondex A/S for PHEs for the industrial and energy sectors in China. Our territory is eastern and North China. Sondex is one of the world's leading PHE manufacturers. Our sales of Sondex PHEs have contributed to our reputation for the high quality of the products we manufacture and sell. If our relationship with Sondex were to terminate, our business, revenues, and results of operations could be adversely affected.

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

We derive a substantial part of our revenues from several major customers. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be seriously affected

Our ten largest customers accounted for 32% of our revenues for the fiscal year ended December 31, 2008. Our largest customer accounted for 6% of our revenues in the fiscal year ended December 31, 2008. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be seriously affected.

Our accounts receivables remain outstanding for a significant period of time which has a negative impact on our cash flow and liquidity.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% is due on delivery and 30% is due upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment is due on the final 10% of the purchase price no later than the termination date of the standard warranty period which ranges from 3 to 24 months from the acceptance date. We may experience payment delays from time to time which range from 1 month to 3 months from the due date. While these payment delays are very common in heating manufacturing industry in China and historically our collections have been reasonably assured, our accounts receivable turnover and inventory turnover are relatively low, and days sales outstanding ratio relatively high. Consequently, collection on our sales is rather slow and capital is tied up in inventories which may result in pressure on our cash flows and liquidity. For 2008, we had accounts receivable turnover of 3.6, with days sales outstanding of 136 and inventory turnover of 3.1 on an annualized basis.  For 2007, we had accounts receivable turnover of 2.8, with days sales outstanding of 167 and inventory turnover of 1.09 on an annualized basis.

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

As we have limited business insurance coverage in China, any loss which we suffer may not be insured or may be insured to only a limited extent

The insurance industry in China is still in an early state of development and insurance companies located in China offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States .

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

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents and registration requirements for employee stock ownership plans or share option plans may subject our China resident shareholders to personal liability and limit our ability to acquire Chinese companies or to inject capital into our operating subsidiaries in China, limit our subsidiaries’ ability to distribute profits to us, or otherwise materially and adversely affect us

The State Administration of Foreign Exchange ("SAFE") issued a public notice in October 2005, requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. In addition, any PRC resident that is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. To further clarify the implementation of Circular 75, the SAFE issued Circular 124 and Circular 106 on November 24, 2005 and May 29, 2007, respectively. Under Circular 106, PRC subsidiaries of an offshore special purpose company are required to coordinate and supervise the filing of SAFE registrations by the offshore holding company’s shareholders who are PRC residents in a timely manner. If these shareholders fail to comply, the PRC subsidiaries are required to report to the local SAFE authorities. If the PRC subsidiaries of the offshore parent company do not report to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the above SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions. Some of our PRC resident beneficial owners have not registered with the local SAFE branch as required under SAFE regulations. The failure or inability of these PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or us to fines, legal sanctions and restrictions described above .

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

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively

The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our Chinese subsidiary may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE. However, the relevant Chinese government authorities may limit or eliminate their ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

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

Revenue Recognition

Our revenue recognition policies are in compliance with Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized when products are delivered, and for PHE and PHE units, when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Our sales contracts with the customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% is due on delivery, 30% is due upon installation and acceptance of the equipment after customer testing, the final 10% of the purchase price is due on a date that is due no later than the termination date of the standard warranty period.

The standard warranty of the Company is provided to all customers and is not considered an additional service; rather it is considered an integral part of the product’s sale. We believe that the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21 separation and allocation model for a multiple deliverable arrangement. FAS 5 specifically address the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes FAS 5. We believe that accounting for its standard warranty pursuant to FAS 5 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

We provide after sales services at a charge after expiration of the warranty period, with after sales services mainly consisting of cleaning plate heat exchangers and repairing and exchanging parts. We recognize such revenue when service is provided.  The revenue earned from these services was not material.

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

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008, the adoption of SFAS 161 did not have a significant impact on its results of operations or financial position .

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

Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51

In December 2007, FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51." SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company expects SFAS 160 will have an impact on accounting for business combinations but the effect is dependent upon acquisitions at that time. The Company adopted the provisions of SFAS 160 on January 1, 2009 .

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

 Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% is due on delivery and 30% is due upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment is due on the final 10% of the purchase price no later than the termination date of the standard warranty period which ranges from 3 to 24 months from the acceptance date. Our receipts for payment on our products depend on the complexity of the equipment ordered which impacts manufacturing, delivery, installation and testing times and warranty periods.  For example, PHEs are less complex than PHE units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We may experience payment delays from time to time  with a range from 1 month to 3 months from the due date; however, we do not believe the delays  have significant negative impact on our liquidity as the payment delays are very common in heating manufacturing industry in China, and the collection of payment can be reasonably assured based on our historical collection experience.  Our accounts receivable turnover and inventory turnover are relatively low, and days sales outstanding ratio relatively high. Consequently, collection on our sales is rather slow and capital is tied up in inventories which may result in pressure on cash flows. For 2008, we had accounts receivable turnover of 3.6, with days sales outstanding of 136 and inventory turnover of 3.1 on an annualized basis.  For 2007, we had accounts receivable turnover of 2.8, with days sales outstanding of 167 and inventory turnover of 1.09 on an annualized basis.  The low accounts receivable turnover and high days outstanding is due to relatively longer terms for payment collection in the heating manufacturing business in China; and higher accounts receivable at year end as a result of peak sales season for the 3rd quarter and 4th quarter of each year.

 We are in the manufacturing and processing business.  We purchase substantial amounts of raw materials before the production high season starts to meet production needs.  There is no concern about inventory obsolescence since our product can be sold for a profit without time limitation as long as there is continued demand.  Additionally, we have increased our sales force for developing new customers, which we believe will reduce on-hand inventory levels and increase inventory turnover going forward.  Therefore, we believe the potential risks and uncertainties associated with lower inventory turnover are limited.

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

Registration Rights

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

The closing the private placement occurred on September 24, 2008. The Company was obligated to cause the Registration Statement become effective on or before March 23, 2009.  As a result of its failure to have a registration statement effective on this date, the Company is liable to pay approximately $100,000 liquidated damages to investors in the private placement.

The Company expects to pay liquidated damages from its working capital.  We had approximately $737,000 cash at March 31, 2009 which is more than adequate to make payments on any liquidated damages. We expect the Registration Statement to become effective prior to any additional penalties being assessed which would occur if the Registration Statement is not effective by March 23, 2010.

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

The Company carried out an evaluation of the effectiveness as of December 31, 2008, of the design and operation of its internal control over financial reporting pursuant to Rule 13a-15 of the Exchange Act, which was conducted under the supervision and with the participation of the Company's CEO and CFO. This evaluation was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control—Integrated Framework". Based upon this evaluation, the Company's CEO and CFO concluded that the Company's internal controls over financial reporting are effective as of December 31, 2008.

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

The board of directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is posted on our website at  www.smartheatinc.com ..

Compensation Committee

We established our Compensation Committee in June 2008. The Compensation Committee consists of Messrs. Rittereiser and Staloff and Dr. Wang, each of whom is an independent director, and Mr. Lin. Dr. Wang is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A current copy of the Compensation Committee Charter is posted on our website at  www.smartheatinc.com  .

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

SMARTHEAT INC

Date: June 23, 2009	By:	/s/ Jun Wang
Jun Wang
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jun Wang	Chairman of the Board, President & Chief Executive Officer	June 23, 2009
Jun Wang	(Principle Executive Officer)

/s/ Zhijuan Guo	Chief Financial Officer and Treasurer	June 23, 2009
Zhijuan Guo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Fredrick Rittereiser	Director	June 23, 2009
Frederick Rittereiser

/s/ Arnold Staloff	Director	June 23, 2009
Arnold Staloff

/s/ Weiguo Wang	Director	June 23, 2009
Weiguo Wang

/s/ Wenbin Lin	Director	June 23, 2009
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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Cash and Cash Equivalents

 For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2008 the Company maintained total restricted cash of $681,520 in several bank accounts, represented cash deposits from customers for securing the payment from customers that occurs no later than when the warranty period expires, of which, $462,048 was the cash that will be release to the Company within one year. As of December 31, 2007, the Company maintained restricted cash of $537,098 in several bank accounts, of which, approximately $4,900 was collateralized for certain letters of credit that were issued by several banks to the Company; and approximately $532,000 was cash deposits from customers for securing the payment from customers that occurs no later than when the warranty period expires.  Restricted cash was held in an interest bearing bank account.

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

At December 31, 2008 and 2007, the Company had retentions receivable from customers in the amount of $457,764 and $360,628, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 months to two years depending on the shipping date of the products and the number of heating seasons that the warranty period covers.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

Revenue Recognition

The Company's revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized when products are delivered and for PHE and PHE units, when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

 The Company’s sales contracts with the customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% is due on delivery, 30% is due upon installation and acceptance of the equipment after customer testing, the final 10% of the purchase price is due on a date that is due no later than the termination date of the standard warranty period.

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

 Sales returns and allowances were $0 for both 2008 and 2007. The Company does not provide unconditional right of return, price protection or any other concessions to its customers. The Company provides warranty service for a period of one or two heating seasons depending on the terms negotiated with the customers. Warranty expense was $95,638 and $83,177 for 2008 and 2007, respectively.

The Company provides after sales services at a charge after expiration of the warranty period, with after sales services mainly consisting of cleaning plate heat exchangers and repairing and exchanging parts. The Company recognizes such revenue when service is provided.  The revenue earned from these services was not material. For the year ended December 31, 2008 and 2007, revenue from after sales services after expiration of the warranty period was approximately $21,000 and $14,000, respectively.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

6. RELATED PARTY TRANSACTIONS

Due from Related Party

Due from related party of $118,560 at December 31, 2007 arose from sales to the shareholder of $174,901 during 2007.  Due from related party was paid in full in November 2008.

Due to Related Party

Due to related party represented advance from the same shareholder with variable interest rate tied to the bank interest rate, 8.591% per annum for 2008 and 6.903% per annum for 2007, principal and interest were payable on demand, this advance was paid in full by September 30, 2008.  During 2008 and 2007, the Company recorded interest expense to this shareholder of approximately $6,500 and $63,000, respectively.

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

The Company is required to file the Registration Statement with the SEC within 60 days of the closing of the private placement offering. The Registration Statement must be declared effective by the SEC within 180 days of the final closing of the offering. Subject to certain grace periods, the Registration Statement must remain effective and available for use until the Investors can sell all of the securities covered by the Registration Statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the Registration Statement, SmartHeat is required to pay liquidated damages of 2% of the aggregate purchase price paid by such Investor for any Registrable Securities then held by such Investor on the date of such failure and on each anniversary of the date of such failure until such failure is cured.  The last closing under the private placement occurred on September 24, 2008 and the 180 day period for effectiveness of the registration statement under the Registration Rights Agreement ended on March 23, 2009.  At March 23, 2009, the registration statement has not declared effective and the Company became liable to pay approximately $100,000 liquidated damages to the investors. This liability will accrue in the first quarter of 2009 as a current liability which will appear on the Company's 10-Q for the period ended March 31, 2009.

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