Form 10-Q/A
period 2009-03-31
SMARTHEAT INC.
filed 2009-06-23
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 2

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

EXPLANATORY NOTE

 This Amendment No. 2 to the SmartHeat Inc. (the “Company”) 10-Q originally filed on May 11, 2009 is being filed solely to updated the original 10-Q to be consistent with comments made by the staff of the Securities and Exchange Commission on the Company’s Form S-1 which became effective on June 23,2009.   The Company updated Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to clarify the impact that payment schedules and delays may have on its cash flows and liquidity, added two risk factors in Risk Factors (Item 1-A) and revised Notes to Consolidated Financial Statements to explain the recognition of non-material after sales service charges.  All other items and exhibits contained in the Form 10-Q as filed on May 11, 2009 and as amended on May 22, 2009 remain unchanged.

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

The Company provides after sales services at a charge after expiration of the warranty period, with after sales services mainly consisting of cleaning plate heat exchangers and repairing and exchanging parts. The Company recognizes such revenue when service is provided.  For the three months ended March 31, 2009 and 2008, revenue from after sales services after expiration of the warranty period was approximately $1,700 and $5,600, respectively.

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

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, SanDeKe, Taiyu, Taiyu’s 55% owned subsidiary, Qingdao Yushi Heat Power Equipment Co., Ltd ("Yushi") which also disposed by the Company in August, 2008. Yushi is engaged in manufacturing and selling of heat power equipment. For purposes of this Quarterly Statement, the "Company" refers collectively to SmartHeat, SanDeKe, Taiyu and Yushi. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Our sales contracts with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% is due on delivery and 30% is due upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment is due on the final 10% of the purchase price no later than the termination date of the standard warranty period which ranges from 3 to 24 months from the acceptance date of the products. Our receipts for payment on our products depend on the complexity of the equipment ordered which impacts manufacturing, delivery, installation and testing times and warranty periods.  For example, PHEs are less complex than PHE units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We may experience payment delays from time to time with a range from 1 month to 3 months from the due date; however, we do not believe the delays have significant negative impact on our liquidity as the payment delays are very common in heating manufacturing industry in China, and the collection of payment can be reasonably assured based on our historical collection experience.   Our accounts receivable turnover and inventory turnover are relatively low, and days sales outstanding ratio relatively high. Consequently, collection on our sales is rather slow and capital is tied up in inventories which may result in pressure on cash flows. For the first quarter of 2009, we had accounts receivable turnover of 2.20 on annualized basis, with days sales outstanding of 163 and inventory turnover of 2.20 on annualized basis.  For the first quarter of 2008, we had accounts receivable turnover of 1.80 on annualized basis, with days sales outstanding of 198 and inventory turnover of 1.08 on annualized basis.  The low accounts receivable turnover and high days outstanding is due to relatively longer terms for payment collection in the heating manufacturing business in China, and relatively lower sales during the first quarter of each year comparing with the third and fourth quarter of each year which is normally our peak sales season.

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

Item 1A. Risk Factors

Our common stock price is subject to significant volatility, which could result in substantial losses for investors.

During the nine month period ended January 28, 2009, the high and low bid prices of our common stock on the Over-The-Counter Bulletin Board ("OTCBB") were $6.50 per share and $2.00 per share, respectively. We began trading on the Nasdaq Stock Market on January 29, 2009 and were subsequently listed on the Nasdaq Global Market on March 10, 2009. The high and low sales prices of our common stock were $8.00 and $4.11, from January 29, 2009 to June 12, 2009.  Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

·	the depth and liquidity of the market for the shares;

·	quarter-to-quarter variations in our operating results;

·	announcements about our performance as well as the announcements of our competitors about the performance of their businesses;

·	investors' evaluations of our future prospects and the food industry generally,

·	changes in earnings estimates by, or failure to meet the expectations of, securities analysts;

·	our dividend policy; and

·	general economic and market conditions.

In addition, the stock market often experiences significant price fluctuations that are unrelated to the operating performance of the specific companies whose stock is traded. These market fluctuations could adversely affect the trading price of our shares.

The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses.

Shares of our common stock lack a significant trading market.

On April 22, 2008, shares of our common stock began trading on the OTCBB. On January 29, 2009, shares of our common stock began trading on the Nasdaq Stock Market and were subsequently listed on the Nasdaq Global Market on March 10, 2009. Since April 22, 2008, our average daily trading volume has been less than 10,000 shares per day. As with most initial listings on the Nasdaq Stock Market, it will take time for a significant active trading market in our common stock to develop. There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

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

SMARTHEAT INC. (Registrant)

	By:	/s/ Jun Wang
June 23, 2009		Jun Wang President and Chief Executive Officer
(Principle Executive Officer)

	By:	/s/ Zhijuan Guo
June 23, 2009		Zhijuan Guo Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).