Form 10-Q
period 2009-06-30
SMARTHEAT INC.
filed 2009-08-11
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,179,900 shares as of Aug 10, 2009.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SMARTHEAT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF JUNE 30, 2009	AS OF DECEMBER 31, 2008
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$2,408,714	$1,435,212
Restricted cash	933,312	462,048
Accounts receivable, net	8,997,822	11,390,169
Retentions receivable	357,683	290,852
Advances to suppliers	2,909,069	412,524
Other receivables, prepayments and deposits	1,366,965	698,834
Inventories	8,220,181	6,107,583
Note receivable - bank acceptance	14,637	14,631

Total current assets	25,208,383	20,811,853

NON-CURRENT ASSETS
Restricted cash	23,345	219,472
Accounts receivable, net	740,116	310,810
Retentions receivable	1,420,830	166,912
Intangible assets, net	4,179,143	1,155,131
Property and equipment, net	7,363,041	2,436,553

Total noncurrent assets	13,726,475	4,288,878

TOTAL ASSETS	$38,934,858	$25,100,731

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,620,935	$1,210,906
Unearned revenue	1,691,800	850,408
Notes payable - bank acceptance	762,710	-
Taxes payable	559,085	1,327,775
Accrued liabilities and other payables	5,968,709	1,330,812
Due to minority shareholder	-	5,303
Loans payable	5,562,142	2,443,450

Total current liabilities	16,165,381	7,168,654

OTHER PAYABLES - NONCURRENT	1,200,586	-

DEFERRED TAX LIABILITY	23,488	38,854

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 24,179,900 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	24,180	24,180
Paid in capital	8,223,671	8,223,453
Statutory reserve	1,530,781	1,150,542
Accumulated other comprehensive income	997,772	984,629
Retained earnings	10,768,999	7,510,419

Total stockholders' equity	21,545,403	17,893,223

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,934,858	$25,100,731

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,		FOR THE THREE MONTHS ENDED JUNE 30,
	2009	2008	2009	2008

Net sales	$18,705,898	$8,637,283	$12,498,395	$5,558,232

Cost of goods sold	11,874,903	6,228,156	7,973,956	4,115,200

Gross profit	6,830,995	2,409,127	4,524,439	1,443,032

Operating expenses
Selling expenses	1,159,532	608,028	698,619	410,607
General and administrative expenses	1,340,132	446,470	770,610	162,325

Total operating expenses	2,499,664	1,054,498	1,469,229	572,932

Income from operations	4,331,331	1,354,629	3,055,210	870,100

Non-operating income (expenses)
Interest income	80,421	260,683	63,740	113,545
Interest expense	(117,612)	(163,040)	(64,760)	(96,412)
Subsidy income	35,340	9,141	35,340	9,141
Other expense	(11,199)	-	(10,119)	(2,891)
Other income	969	8,290	969	-

Total non-operating income (expenses)	(12,081)	115,074	25,170	23,383

Income before income tax	4,319,250	1,469,703	3,080,380	893,483

Income tax expense	680,432	266,028	462,831	161,071

Net income	3,638,818	1,203,675	2,617,549	732,412

Other comprehensive item
Foreign currency translation	13,143	410,896	11,433	168,802

Comprehensive Income	$3,651,961	1,614,571	$2,628,982	$901,214

Basic weighted average shares outstanding	24,179,900	20,213,419	24,179,900	21,926,838

Diluted weighted average shares outstanding	24,191,063	20,213,419	24,206,099	21,926,838

Basic earnings per share	$0.15	$0.06	$0.11	$0.03

Diluted earnings per share	$0.15	$0.06	$0.11	$0.03

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED JUNE 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,638,818	$1,203,675
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	194,027	104,038
Unearned interest on accounts receivable	68,292	(22,366)
Stock option compensation expense	218	-
Decrease in deferred tax liability	(15,380)	-
(Increase) decrease in current assets:
Accounts receivable	1,349,607	(1,803,120)
Retentions receivable	(1,320,413)	346,914
Advances to suppliers	(2,487,309)	(1,888,198)
Other receivables, prepayments and deposits	(1,468,178)	(277,990)
Inventories	(2,109,938)	2,874,481
Increase (decrease) in current liabilities:
Accounts payable	1,721,658	1,358,223
Unearned revenue	840,957	(1,709,100)
Taxes payable	(769,124)	(167,960)
Accrued liabilities and other payables	226,202	423,418

Net cash (used in) provided by operating activities	(130,563)	442,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(274,835)	(229,833)
Construction in progress	-	(39,549)
Acquisition of property & equipment	(239,005)	(119,299)

Net cash used in investing activities	(513,840)	(388,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of assets acquisition liability	(1,500,139)	-
Repayment to shareholder	-	(44,862)
Proceeds from (Repayment to) short term loans	3,117,362	(213,152)

Net cash provided by (used in) financing activities	1,617,223	(258,014)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	682	19,028

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	973,502	(185,652)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,435,212	393,147

CASH & CASH EQUIVALENTS, END OF PERIOD	$2,408,714	$207,495

Supplemental Cash flow data:
Income tax paid	$995,787	$197,756
Interest paid	$121,259	$87,887

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

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

On April 14, 2008, the Company entered into a Share Exchange Agreement with Shenyang Taiyu Machinery and Electronic Equipment Co., Ltd. ("Taiyu") and the Taiyu Shareholders. The Company issued 18,500,000 shares of its common stock to the shareholder of Taiyu in exchange for all of the equitable and legal rights, title and interests in and to Taiyu's share capital of RMB 25,000,000. Concurrent with the share exchange, one of SmartHeat’s shareholders cancelled 2,500,000 shares out of 6,549,900 of total issued and outstanding shares of SmartHeat pursuant to the Split-Off Agreement dated April 14, 2008. As a result of the share exchange and the cancellation of the 2,500,000 shares of the Company's common stock, there were 22,549,900 shares of the Company's common stock issued and outstanding, 82.04% of which was held by the former Taiyu Shareholders.  The shareholders of the Company immediately prior to the completion of these transactions held the remaining 17.96% of the issued and outstanding share capital of SmartHeat. Taiyu became a wholly-owned subsidiary of SmartHeat.

Prior to the acquisition of Taiyu, the Company was a non-operating public shell. Pursuant to Securities and Exchange Commission ("SEC") rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction, rather than a business combination. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Transaction costs incurred in the reverse acquisition were charged to expense.

Taiyu was incorporated in the Liaoning Province, People’s Republic of China (“PRC” or "China") in July, 2002. Taiyu is engaged in manufacturing and sale of plate heat exchangers and various packages, thermo meter testing devices and heat usage calculators. The Company is an authorized dealer of the SONDEX brand; SONDEX is the second largest plate heat exchanger manufacturer in the world.

On September 25, 2008, the Company entered into a Share Exchange Agreement (the "Agreement") between Asialink (Far East) Limited ("Asialink") and the Company providing for the acquisition by the Company from Asialink of all of the outstanding capital stock of SanDeKe Co., Ltd., a Shanghai based manufacturer of heat plate exchangers ("SanDeKe"). The purchase price for the SanDeKe shares was $741,516. Under the terms of the Agreement, two of the shareholders of SanDeKe agreed not to compete with the business of SanDeKe for four years after the completion of the purchase.

On June 12, 2009, the Company incorporated a new subsidiary SmartHeat Siping Beifang Energy Technology Co., Ltd (“SmartHeat Siping”) for the manufacturing of heat exchangers.

On June 16, 2009, Taiyu closed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd (“Siping”), a company organized under the laws of the PRC, to purchase certain assets consisting of the plant and equipment and certain land use rights for a purchase price of 54,000,000 RMB, or USD 7,906,296.  Taiyu then transferred all the assets acquired to SmartHeat Siping, the newly incorporated subsidiary.  The purchase consideration is non-interest bearing and payable according to the following schedule:

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

Payment in RMB	Payment in USD	Payment Date
RMB 3,000,000	$439,239	May 27, 2009
RMB 10,250,000	$1,500,732	June 30, 2009
RMB 13,000,000	$1,903,367	September 30, 2009
RMB 12,300,000	$1,800,878	March 1, 2010
RMB 8,200,000	$1,200,586	September 30, 2010

At June 30, 2009, the Company paid RMB 10,250,000 or $1,500,732. This payment includes the first payment of RMB 3,000,000 or $439,239 and the balance of RMB 7,250,000 or $1,061,500 is applied towards the second payment. The Company recorded RMB 8,200,000 or $1,200,586 as part of other payable - non current. The payment terms does not include any default provision.

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the 2008 audited financial statements and footnotes included in the Company’s audited financial statements.  The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, Taiyu, SanDeKe and SmartHeat Siping, a newly incorporated subsidiary in June, 2009. For purposes of this Quarterly Report, the "Company" refers collectively to SmartHeat, Taiyu, SanDeKe and Siping. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2009, the Company maintained total restricted cash of $956,657 in several bank accounts, $580,369 representing cash deposits from customers for securing payment from customers that occurs no later than the warranty period expires, and $376,288 representing the deposits the Company paid to a commercial bank for the bank issuing the bank acceptance to its vendors (see Note 10);  of the total restricted cash, $933,312 was cash that will be released to the Company within one year. As of December 31, 2008, the Company maintained total restricted cash of $681,520, of which, $462,048 was the cash that will be released to the Company within one year. Restricted cash is held in the interest bearing bank accounts.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $629,936 and $629,687 at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009 and December 31, 2008, the Company had retentions receivable from customers for product quality assurance of $1,778,513 and $457,764, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three months to two years depending on the shipping date of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $96,838 and $28,526 at June 30, 2009 and December 31, 2008, respectively. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at the Company's borrowing rate, currently 7.16%, and it was 7.04% in 2008.

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

Land Use Rights

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

Warranties

The Company offers warranties to all customers on its products for one or two heating seasons depending on the terms negotiated with the customers. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company's selling expenses and other payable respectively, and is recorded at the time revenue is recognized. Factors that affect the Company's warranty liability include the number of sold units, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The Company's warranty reserve at June 30, 2009 and December 31, 2008 is as follows:

	For the Six Months Ended June 30, 2009	For the Year Ended December 31, 2008
Beginning balance	$-	$-
Provisions made	219,893	95,000
Actual costs incurred	(31,743)	(95,000)
Ending balance in current liabilities	$188,150	$-

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
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

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

Sales returns and allowances were $0 for both the six months ended June 30, 2009 and 2008. The Company does not provide right of return, price protection or any other concessions to its customers.

The standard warranty of the Company is provided to all customers and is not considered an additional service; rather it is considered an integral part of the product’s sale. The Company believes that the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21 separation and allocation model for a multiple deliverable arrangement. SFAS 5 specifically address the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes SFAS 5. The Company believes that accounting for its standard warranty pursuant to SFAS 5 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

The Company provides after sales services at a charge after expiration of the warranty period, with after sales services mainly consisting of cleaning plate heat exchangers and repairing and exchanging parts. The Company recognizes such revenue when service is provided. For the six months ended June 30, 2009 and 2008, revenue from after sales services after expiration of the warranty period was approximately $3,700 and $21,000. For the three months ended June 30, 2009 and 2008, revenue from after sales services after expiration of the warranty period was approximately $1,500 and $16,000, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, direct labor, and manufacturing overhead which are directly attributable to the production of products.  Write-down of inventories to lower of cost or market is also recorded in cost of goods sold.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  The cash flows from operating, investing and financing activities exclude the effect of conversion from accounts payable to notes payable – bank acceptance in the amount of $762,621and assets purchased from Siping Manufacture in the amount of $7,906,296 for the six months ended June 30, 2009.

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

The following table presents a reconciliation of basic and diluted earnings per share:

	For the Six Months Ended June 30, (Unaudited)		For the Three Months Ended June 30, (Unaudited)
	2009	2008	2009	2008
Net income	$3,638,818	$1,203,675	$2,617,549	$732,412

Weighted average shares outstanding - basic	24,179,900	20,213,419	24,179,900	21,926,838
Effect of dilutive securities:
Unexercised warrants and options	11,163	—	26,199	—
Weighted average shares outstanding - diluted	24,191,063	20,213,419	24,206,099	21,926,838

Earnings per share - basic	$0.15	$0.06	$0.11	$0.03
Earnings per share - diluted	$0.15	$0.06	$0.11	$0.03

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
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the Company’s Chinese subsidiaries are maintained in the Chinese Yuan Renminbi (RMB) and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD). The accounts of the Chinese subsidiaries were translated into USD in accordance with SFAS No. 52, "Foreign Currency Translation," with the RMB as the functional currency for the Chinese subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income”.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123.”  The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

The Company is required to file the Registration Statement with the SEC within 60 days of the closing of the private placement offering. The Registration Statement must be declared effective by the SEC within 180 days of the final closing of the offering. Subject to certain grace periods, the Registration Statement must remain effective and available for use until the Investors can sell all of the securities covered by the Registration Statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the Registration Statement, the Company is required to pay liquidated damages of 2% of the aggregate purchase price paid by such Investor for any Registrable Securities then held by such Investor on the date of such failure and on each anniversary of the date of such failure until such failure is cured.  The last closing under the private placement occurred on September 24, 2008 and the 180 day period for effectiveness of the registration statement under the Registration Rights Agreement ended on March 23, 2009.  At March 31, 2009, the Company became liable to pay approximately $110,000 liquidated damages to our investors as a result of failure to declare the effectiveness of the Registration Statement within 180 days of the final closing of the offering.  The liquidated damage was recorded as the Company’s G&A expense with charging corresponding account to accrued liabilities.  The Registration Statement became effective on June 23, 2009.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

New Accounting Pronouncements

The FASB Accounting Standards Codifications

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB will launch new FASB’s Codification (full name: the FASB Accounting Standards Codification TM.) The Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This pronouncement has no effect on the Company’s financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

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
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the USA. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

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

As of June 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
3. INVENTORIES

Inventories at June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
Raw materials	$4,760,139	$4,411,298
Work in process	1,601,767	652,472
Finished Goods	1,858,275	1,043,813
Total	$8,220,181	$6,107,583

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Building	$4,324,667	$1,818,827
Production equipment	2,666,584	441,065
Office equipment	306,717	231,975
Vehicles	577,368	300,956
	7,875,336	2,792,823
Less: Accumulated depreciation	(512,296)	(356,270)
	$7,363,041	$2,436,553

Depreciation expense for the six months ended June 30, 2009 and 2008 was approximately $111,000 and $77,000, respectively.  Depreciation expense for the three months ended June 30, 2009 and 2008 was approximately $55,000 and $39,000, respectively.

5. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009	December 31, 2008

Cash advance to third parties	$407,866	$89,628
Deposit for public bids of sales contracts	603,540	353,399
Prepayment for freight and related insurance expenses	102,082	95,888
Deposits	71,373	42,783
Advance to employees	182,104	117,136

Total	$1,366,965	$698,834

Cash advance to third parties was the short term cash advances to customers and vendors with repayment usually within three to six months.  Deposits for public bidding represented the deposits for bidding expected contracts, which will be returned to the Company after the bidding process is completed unusually within three to four months from the payment date.  Prepayment for freight and /or related insurance expenses represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products.  Deposits mainly consisted of deposits for rents and utilities. Cash advance to employees represented short term loan to employees and advance to employees for business trip and related expenses. Other receivables, prepayments and deposits are reimbursed or settled within 12 months.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

6. INTANGIBLE ASSETS

Intangible assets mainly consisted of land use rights, computer software, know-how technology, customer list and covenant not to compete. All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use right during 2005 for approximately $440,000 (RMB 3,549,682). The Company has the right to use the land for 50 years and is amortizing such rights on a straight-line basis for 50 years.  The Company acquired another land use right of $3,106,676 from Siping on June 16, 2009.

Intangible assets consisted of the following at June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009	December 31, 2008

Land use rights	$3,626,252	$519,369
Know-how technology	266,913	266,808
Customer list	191,728	191,652
Covenant not to compete	104,299	104,258
Software	190,242	190,166
	4,379,433	1,272,253
Less: accumulated amortization	(200,290)	(117,122)
	$4,179,143	$1,155,131

Amortization expense of intangible assets for the six months ended June 30, 2009 and 2008 was approximately $83,000 and $26,000, respectively. Amortization expense for the three months ended June 30, 2009 and 2008 was approximately $42,000 and $15,000, respectively. Annual amortization expense for the next five years from June 30, 2009 is expected to be: $242,000, $242,000, $242,000, $242,000 and $202,000.

7. MAJOR CUSTOMERS AND VENDORS

Three customers accounted for 21%, 14% and 10% of the Company’s net revenue for the six months ended June 30, 2009 while one customer accounted for 19% of the Company’s net revenue for the six months ended June 30, 2008. For the three months ended June 30, 2009, three customers accounted for about 32%, 21%, and 15% of the sales.  For the three months ended June 30, 2008, one customer accounted for about 12% of the sales. At June 30, 2009 the total receivable balance due from these customers was approximately $3,597,230.

There is no major vendor provided of the Company’s purchases of raw materials for the six months and three months ended June 30, 2009 while two major vendors provided 44% and 27% of the Company’s purchases of raw materials for the six months and three months ended June 30, 2008, respectively.  The Company had approximately $690,395 in accounts payable to these vendors at June 30, 2008.

8. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Income tax payable	$424,234	$723,958
Value added tax payable	131,204	597,676
Other taxes payable	3,647	6,141
	$559,085	$1,327,775

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Advance from third parties	$88,000	$453,625
Payable for purchase of SanDeKe	-	741,516
Payable for purchase of assets from SiPing – current portion	5,203,196	-
Other payables	322,020	99,418
Warranty reserve	188,151	-
Accrued liabilities	167,342	36,253
Total	$5,968,709	$1,330,812

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

10. NOTES PAYABLE – BANK ACCEPTANCE

Notes payable represented accounts payable to vendors that were converted to notes payable accepted by the bank. The Company deposited a portion of the acceptance amount into the bank. The bank charged 2.5% of the face value of the note which is amortized over the term of the acceptance.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008
11. LOANS PAYABLE

The Company was obligated for the following short term loans payable as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Loans from a commercial bank in the PRC for 30,000,000 RMB. Of which, 17,000,000 RMB was entered into on April 22, 2009 and is due on April 22, 2010. 13,000,000 RMB was entered into on June 12, 2009 and is due on June 12, 2010. These loans currently bear interest at 5.576%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for this loan.	$4,391,165	$-

Loan from a commercial bank in the PRC for 6,000,000 RMB. This loan was entered into on Apr 28, 2007 and was due on Apr 12, 2008. This loan was renewed on Apr 12, 2008. The Company repaid loan in April, 2009.	-	877,886

The Company entered into a series of short term loans during 2006 and 2007 with a third party company in the PRC for total of 10, 300,000 RMB. Some of the loans matured on various dates in 2008 and some of the loans are payable on demand. These loans bear variable interest at 8.591% for 2009 and 2008. The Company repaid RMB 2,600,000 in 2008, RMB 2,700,000 in April, 2009, and had RMB 5,000,000 outstanding as of June 30, 2009, due on December 31, 2009 with interest of 8.591%.	731,861	1,126,621

The Company entered into a one year loan on July 1, 2008 with another third party company in the PRC for total of 3,000,000 RMB. This loan is renewed and due on December 31, 2009 with interest of 8.591%.	439,116	438,943

	$5,562,142	$2,443,450

12. DEFERRED TAX LIABILITY

Deferred tax liability represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe.

13. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat was incorporated in the United States and has incurred net operating loss for income tax purposes.  SmartHeat has net operating loss carry forwards for income taxes of approximately $230,000 at June 30, 2009 which may be available to reduce future years’ taxable income as NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

The Company's net income for the six and three months ended June 30, 2009 would be lower by approximately $191,000 or $0.01 earnings per common share, and $130,000 or $0.0053 earnings per common share had Taiyu not enjoyed lower income tax rate and SanDeKe not been exempted from income tax for the six and three months ended June 30, 2009.

Foreign pretax earnings approximated $4,436,000 and $1,469,000 for the six months ended June 30, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At June 30, 2009, $10,998,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $990,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2009 and 2008:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
US statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference	(14.0)%	(16.0)%	(14.0)%	(16.0)%
Effect of tax holiday	(5.1)%	-	(5.0)%	-
Valuation allowance	0.9%	-	0.0%	-
Tax per financial statements	15.8%	18.0%	15.0%	18.0%

14. STATUTORY RESERVES

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

15. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, the Company closed a private placement offering of Units pursuant to which SmartHeat sold 1,630,000 Units at $3.50 per Unit for aggregate gross proceeds of approximately $5.7 million. Each "Unit" consists of one share of SmartHeat common stock and a three year warrant to purchase 15% of one share of common stock at an exercise price of $6.00 per share. The Units sold represent an aggregate of 1,630,000 million shares of common stock and warrants to purchase 244,500 shares of Common Stock. In connection with the private placement offering, the Company paid commission of approximately $340,000 and issued warrants to purchase 148,500 shares of common stock to its placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require the Company to settle in its own shares.  There is no provision for cash settlement, except in lieu of fractional shares.  Net proceeds of approximately $5.1 million were received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 15% and term of 3 years.  The value of the Warrants was $70,246. There were no warrants exercised from the grant date to June 30, 2009.

Stock Options to Independent Directors

On July 17, 2008, the Company granted non-statutory stock options to each of its two independent US directors. The terms of each option are: 10,000 shares at an exercise price per share of $4.60, with a life of five years and vesting over three years as follows: 3,333 shares vest on July 17, 2009; 3,333 shares vest on July 17, 2010; and 3,334 shares vest on July 17, 2011, subject in each case to the director continuing to be associated with the Company as a director.

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

The options vest over three years and have a life of 5 years, volatility of 15%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. There were no options exercised during the six months ended June 30, 2009.

Following is a summary of the warrant activity:
	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-
Exercisable at December 31, 2007	-
Granted	393,000	$6.00	3.00
Exercised
Forfeited
Outstanding at December 31, 2008	393,000	6.00	2.51
Exercisable at December 31, 2008	393,000	6.00	2.51
Granted
Exercised
Forfeited
Outstanding at June 30, 2009	393,000	$6.00	2.02
Exercisable at June 30, 2009	393,000	$6.00	2.02

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

Following is a summary of the option activity:
	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-
Exercisable at December 31, 2007	-
Granted	20,000	$4.60	5.00
Exercised
Forfeited
Outstanding at December 31, 2008	20,000	4.60	4.54
Exercisable at December 31, 2008	20,000	4.60	4.54
Granted
Exercised
Forfeited
Outstanding at June 30, 2009	20,000	$4.60	4.04
Exercisable at June 30, 2009	20,000	$4.60	4.04

16. COMMITMENTS

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

Lease agreements

The Company leased several offices for its sales representative in different cities under various one-year, non-cancellable, and renewable operating lease agreements.  At June 30, 2009, future minimum rental payments required under these operating leases are as follows:

Year Ending June 30,	Amount
2010	$87,000
2011	87,000
Total	$174,000

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

17. CONTINGENCIES

The Company sold goods to its customers and received Commercial Notes from the customers in lieu of accounts receivable.  The Company discounts the Notes with the bank or endorses the Notes to vendors, which could be for payment of their own obligations or get cash from the third parties.  Most of the Commercial Notes have maturity of less than six months.

At June 30, 2009 and December 31, 2008, the Company is contingently liable to vendors for endorsed notes receivable of $14,637 and $14,631, respectively.

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

18. ACQUISITION OF SANDEKE CO., LTD.

On September 25, 2008, the Company entered into an Agreement for the acquisition of all the outstanding capital stock of SanDeKe. The purchase price for the SanDeKe shares was $741,516. Under the terms of the Agreement, two of the shareholders of SanDeKe have agreed not to compete with the business of SanDeKe for a period of four years after the completion of the purchase.  At June 30, 2009, the Company paid the purchase consideration for SanDeKe.

For convenience of reporting the acquisition for accounting purposes, September 1, 2008 was designated as the acquisition date.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

The intangible asset consisted of know-how technology is amortized over 5 years, the customer list is amortized over 5 years and covenants not to compete, is amortized over 4 years.

The following unaudited pro forma consolidated results of operations of the Company for the six months ended June 30, 2008 presents the operations of the Company and SanDeKe as if the acquisition of SanDeKe occurred on January 1, 2008.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

Pro forma Consolidated
Net revenue	$9,980,244
Cost of revenue	7,341,630
Gross profit	2,638,614
Selling expense	608,028
General & administrative expense	759,989
Total operating expenses	1,368,017
Income from operations	1,270,597
Non-operating income, net	113,572
Income before income tax	1,384,169
Income tax	266,028
Net income	$1,118,141
Basic and diluted weighted average shares outstanding	20,213,419
Basic and diluted net earnings per share	$0.06

19.  SUBSEQUENT EVENTS

On July 3, 2009, the “Company entered into a Senior Loan Agreement with an institutional investor to obtain a loan of US $9,000,000.00.

Under the terms of the Agreement, the Company agreed to a simple interest rate of 10% per annum payable quarterly beginning on September 30, 2009. The principal amount and any unpaid interest accrued thereon are due six (6) months from the date of the Agreement.

The Lender may demand payment of principal and interest three (3) months from the date of the Note, in the event of a change of control or upon material organic changes to the Company. The terms of any subsequent financing must meet with Lender’s consent.

Without the prior written consent of the Lender, from the date hereof until the date the Senior Note is repaid in full, the Company and its Subsidiary shall be prohibited from

(A) Effecting or entering into an agreement or to affect any subsequent financing which shall be senior to the Senior Notes, or any other financing;

(B) Selling, leasing, or otherwise disposing of their respective assets;

(C) Dissolving, liquidating, or winding up their respective businesses;

(D) Conducting their respective businesses other than in their ordinary and usual course;

(E) Paying any dividend or make any other distributions of cash or property;

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

(F) Merging or consolidating with another entity;

(G) Issuing any shares of Company capital stock or Company debt securities.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other SEC filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report we will refer to SmartHeat Inc., together with its subsidiaries, as "SmartHeat," the "Company," "we," "us," and "our."

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

As a  continuous expansion of our business, we acquired SanDeKe Co., Ltd., a Shanghai based manufacturer of heat plate exchangers on September 25, 2008, and closed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd on June 16, 2009 in order to acquire plant and equipment and land use rights to  set up a new manufacturing facility under our newly incorporated subsidiary SmartHeat Siping Beifang Energy Technology Co., Ltd (“SmartHeat Siping”).

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

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, SmartHeat Siping, SanDeKe, and Taiyu. For purposes of this Quarterly Statement, the "Company" refers collectively to SmartHeat, Siping, SanDeKe and Taiyu. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Our standard warranty is provided to all customers and is not considered an additional service; rather it is considered an integral part of the products sale. We believe that the existence of the standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21 separation and allocation model for a multiple deliverable arrangement. SFAS 5 specifically address the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes SFAS 5. We believe that accounting for our standard warranty pursuant to SFAS 5 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

We provide after sales services at a charge after expiration of the warranty period, with after sales services mainly consisting of cleaning plate heat exchangers and repairing and exchanging parts. We recognize such revenue when service is provided.  The revenue earned from these services was not material.

Foreign Currency Translation and Comprehensive Income (Loss)

Our functional currency is the Chinese yuan - renminbi (“RMB”). For financial reporting purposes, RMB has been translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

We use Statement of Financial Accounting Standards ("SFAS") No. 130, “Reporting Comprehensive Income.” Comprehensive income is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders.

Recent Accounting Pronouncements

The FASB Accounting Standards Codifications

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB will launch FASB’s new Codification (full name: the FASB Accounting Standards Codification TM.) The new Codification will supersede existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This pronouncement has no effect on Company’s financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which will require more information about the transfer  of financial assets and identification of where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.

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

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and requires additional disclosures. The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”), and other accounting principles generally accepted in the USA. FSP FAS 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance for determining the useful life of intangible assets shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements apply prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

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

As of June 30, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

Results of Operations

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	For the Six Months Ended June 30,
	2009		2008
	$	% of Sales	$	% of Sales
Sales	18,705,898		8,637,283
Cost of sales	11,874,903	63.0%	6,228,156	72.0%
Gross Profit	6,830,995	37.0%	2,409,127	28.0%
Operating Expenses	2,499,664	13.0%	1,054,498	12.0%
Income from Operation	4,331,331	23.0%	1,354,629	16.0%
Other Income (Expenses), net	(12,081)	(0.1)%	115,074	1.0%
Net Income	3,638,818	19.0%	1,203,675	14.0%

Sales. Net sales during the six months ended June 30, 2009 were approximately $18.71 million, while our net sales for the six months ended June 30, 2008 were approximately $8.64 million, an increase in revenues of $10.07 million, or 117%. The increase in sales was attributable to an increase in our sales volume with selling price determined based on our standard profit margin rate. We have a strict review process for approving each sales contract, especially with respect to the determination of selling price.  Sales price under each contract is determined in proportion to our estimated cost in order to ensure our gross profit.  Our selling price varies on each sale which mainly depends on each customer’s specific needs and our negotiation of the contract amount and term. During the six months ended June 30, 2009, we’ve recognized $5.02 million revenue or 26% of the total revenue from the contracts that we’ve previously signed; we have been continuously expanding the heat-supply market in more regions as a result of the PRC government’s economy stimulus plan stressing on increasing domestic infrastructure construction and our sales from the traditional heat-supply industry was approximately $9.78 million or 51% of the total sales.  We have also developed new customers in other industries like chemical engineering, electric power, metal smelting, etc. which accounted for $4.06 million or 21% of our total sales.   In addition, our sales on heat meters have been increased to approximately $430,000 during the first six months of 2009 from approximately $70,000 during the first six months of 2008.   We believe that our sales will continue to grow because we are strengthening our sales efforts by hiring more sales personnel, increasing the sales channels, and improving the quality of our products.

Cost of Sales.  Cost of sales for the six months ended June 30, 2009 was approximately $11.87 million, while our cost of sales for the same period in 2008 was approximately $6.23 million, an increase of $5.65 million, or 91%.  Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead costs, with material costs accounting for 70% or more of our total cost of sales.  The increase in cost of sales can be attributed to the increase of production and sales volume in the first six months of 2009.  Cost of sales as a percentage of sales was approximately 63% for the first six months of 2009 and 72% for the same period of 2008. The decrease in cost of sales as a percentage to the sales was mainly due to decreased raw material cost, economy of scale on fixed costs as a result of increased production, and our continuous improvement on control of the manufacturing costs. We believe our cost of sales will remain stable as a result of our current pricing strategy and the continued improvement in the efficiency of our manufacturing facility.

Gross Profit.  Gross profit was $6.83 million for the six months ended June 30, 2009, as compared to $2.41 million for the same period in 2008, representing gross margins of approximately 37% and 28%, respectively.  The increase in our gross profits and gross profit margin was mainly due to the decrease of cost of goods sold as a percentage of sales while the company’s sales activities increased.

Operating Expenses.  Operating expenses consisted of selling, general and administrative expenses totaled approximately $2.50 million for the six months ended June 30, 2009, as compared to $1.05 million for the six months ended June 30, 2008, an increase of approximately $1.45 million or 137%.  The increase in operating expenses was mainly due to a proportional increase in payroll, insurance, employee welfare and travel expenses with our increased sales and production; as well as the increase in audit, legal, consulting and filing expenses in connection with the Company of being public in US since April of 2008.  In addition, a one-time charge of approximately $110,000 occurred in the first quarter of 2009 as a result of failure to declare the effectiveness of the Registration Statement within 180 days of the final closing of the offering.

Net Income.  Our net income for the six months ended June 30, 2009 was $3.64 million as compared to approximately $1.20 million for the same period in 2008, an increase of $2.44 million or 202%.  Net income as a percentage of sales increased from 14% in the first six months of 2008 to 19% in the same period of 2009. This increase was attributable to economy of scale combined with rapid growth in revenue and efficiency of operations, and lower income tax rate of 15% for Taiyu effective January 1, 2009, down from 18% for 2008.  Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Quarter Ended June 30, 2009 Compared to the Quarter Ended June 30, 2008

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	For the Quarter Ended June 30,
	2009		2008
	$	% of Sales	$	% of Sales
Sales	12,498,395		5,558,232
Cost of sales	7,973,956	64.0%	4,115,200	74.0%
Gross Profit	4,524,439	36.0%	1,443,032	26.0%
Operating Expenses	1,469,229	12.0%	572,932	10.0%
Income from Operation	3,055,210	24.0%	870,100	16.0%
Other Income (Expenses), net	25,170	0.2%	23,383	0.4%
Net Income	2,617,549	21.0%	732,412	13.0%

Sales. Net sales during the three months ended June 30, 2009 were approximately $12.50 million, while our net sales for the three months ended June 30, 2008 were approximately $5.56 million, an increase in revenues of $6.94 million, or 125%. The increase in sales was attributable to an increase in our sales volume with selling price determined based on our standard profit margin rate. We have a strict review process for approving each sales contract, especially with respect to the determination of selling price.  Sales price under each contract is determined in proportion to our estimated cost in order to ensure our gross profit. Our selling price varies on each sale which mainly depends on each customer’s specific needs and our negotiation of the contract amount and term.  The increase in our sales volume was mainly attributed to (1) our continuous expansion in the heat-supply market in more regions as a result of the PRC government’s economy stimulus plan stressing on increasing domestic infrastructure construction, (2) development of new customers from other industries like chemical engineering, electric power, metal smelting, etc. (3) increase sales in heat meters. As we continue to expand our customer base and increase our sales volume, we become less dependent on these customers for revenue.  We believe that our sales will continue to grow because we are strengthening our sales efforts by hiring more sales personnel, increasing the sales channels, and improving the quality of our products.

Cost of Sales.  Cost of sales for the three months ended June 30, 2009 was approximately $7.97 million  while our cost of sales for the same period in 2008 was approximately $4.12 million, an increase of $3.86 million, or 94%.  Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead costs, with material costs accounting for 70% or more of our total cost of sales.  The increase in cost of sales can be attributed to the increase of production and sales volume in the second quarter of 2009.  Cost of sales as a percentage of sales was approximately 64% for the second quarter of 2009 and 74% for the same period of 2008. The decrease in cost of sales as a percentage to the sales was mainly due to decreased raw material cost, economy of scale on fixed costs as a result of increased production, and our continuous improvement on control of the manufacturing costs. We believe our cost of sales will remain stable as a result of our current pricing strategy and the continued improvement in the efficiency of our manufacturing facility.

Gross Profit.  Gross profit was $4.52 million for the three months ended June 30, 2009, as compared to $1.44 million for the same period in 2008, representing gross margins of approximately 36% and 26%, respectively.  The increase in our gross profits and gross profit margin was mainly due to the decrease of cost of goods sold as a percentage of sales while the company’s sales activities increased.

Operating Expenses.  Operating expenses consisted of selling, general and administrative expenses totaled approximately $1.47 million for the three months ended June 30, 2009, as compared to $0.57 million for the three months ended June 30, 2008, an increase of approximately $0.90 million or 156%.  The increase in operating expenses was mainly due to a proportional increase in payroll, insurance, employee welfare and travel expenses with our increased sales and production; as well as the increase in audit, legal, consulting and filing expenses in connection with the Company of being public in US since April of 2008.

Net Income.  Our net income for the three months ended June 30, 2009 was $2.62 million as compared to approximately $0.73 million for the same period in 2008, an increase of $1.89 million or 257%.  Net income as a percentage of sales increased from 13% in the second quarter of 2008 to 21% in the same period of 2009. This increase was attributable to economy of scale combined with rapid growth in revenue and efficiency of operations, and lower income tax rate of 15% for Taiyu effective January 1, 2009, down from 18% for 2008.  Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Liquidity and Capital Resources

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

As of June 30, 2009, we had cash and cash equivalents of approximately $2.41 million. Working capital was approximately $7.84 million at June 30, 2009. The ratio of current assets to current liabilities was 1.45:1 at June 30, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during the period ended June 30, 2009 and 2008:

	For the Six Months Ended June 30,
	2009	2008
Cash provided by (used in):
Operating Activities	$(130,563)	$442,015
Investing Activities	(513,840)	(388,681)
Financing Activities	1,617,223	(258,014)

Net cash flow used in operating activities was $130,563 in the first six months of 2009, as compared to net cash flow provided by operating activities of $442,015 in the same period of 2008. The increase in net cash flow used in operating activities during the first six months of 2009 was mainly due to increased payment in advance to suppliers, other prepayments, deposits and purchase of inventory and more income tax paid as our net income increased.  Our net income has increased rapidly compared to the same period of 2008 along with the timely collection of the accounts receivable, which brought about $1.35 million cash to the Company, The significant amount in accounts receivable was due to the rapid increase in our sales with most of our accounts receivables aging within one year from the sales recognition date.

Net cash flow used in investing activities was $513,840 in the first six months of 2009, as compared to net cash used in investing activities of $388,681 in the same period of 2008.  The increase of net cash flow used in investing activities in the first six months of 2009 was mainly due to purchase of fixed assets.

Net cash flow provided by financing activities was $1,617,223 in the first six months of 2009 as compared to net cash used in financing activities of $258,014 in the same period of 2008.  The increase of cash inflow was mainly due to proceeds from the new bank loans of $3.12 million less the partial payment $1.51 million made for the assets purchased from Siping Beifang Heat Exchanger Manufacture Co., Ltd in June of 2009.

Our sales contracts with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% is due on delivery and 30% is due upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment is due on the final 10% of the purchase price no later than the termination date of the standard warranty period which ranges from 3 to 24 months from the acceptance date of the products. Our receipts for payment on our products depend on the complexity of the equipment ordered which impacts manufacturing, delivery, installation and testing times and warranty periods.  For example, PHEs are less complex than PHE units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We may experience payment delays from time to time with a range from 1 month to 3 months from the due date; however, we do not believe the delays have significant negative impact on our liquidity as the payment delays are very common in heating manufacturing industry in China, and the collection of payment can be reasonably assured based on our historical collection experience.   Our accounts receivable turnover and inventory turnover are relatively low, and days sales outstanding ratio relatively high. Consequently, collection on our sales is rather slow and capital is tied up in inventories which may result in pressure on cash flows. For the first six months of 2009, we had accounts receivable turnover of 3.16 on annualized basis, with days sales outstanding of 111 and inventory turnover of 3.31 on annualized basis.  For the first six months of 2008, we had accounts receivable turnover of 2.46 on annualized basis, with days sales outstanding of 168 and inventory turnover of 1.86 on annualized basis. The low accounts receivable turnover and high days outstanding is due to relatively longer terms for payment collection in the heating manufacturing business in China.

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

The closing the private placement occurred on September 24, 2008. The Company was obligated to cause the Registration Statement become effective on or before March 23, 2009.  As a result of its failure to have a registration statement effective on this date, the Company is liable to pay approximately $110,000 liquidated damages to investors in the private placement. The Company expects to pay liquidated damages from its working capital.  The Registration Statement became effective on June 23, 2009.

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

Contractual Obligations

The Company was obligated for the following short term loans payable as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Loans from a commercial bank in the PRC for 30,000,000 RMB. Of which, 17,000,000 RMB was entered into on April 22, 2009 and is due on April 22, 2010. 13,000,000 RMB was entered into on June 12, 2009 and is due on June 12, 2010. These loans currently bear interest at 5.576%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for this loan.	$4,391,165	$-

Loan from a commercial bank in the PRC for 6,000,000 RMB. This loan was entered into on Apr 28, 2007 and was due on Apr 12, 2008. This loan was renewed on Apr 12, 2008 with new maturity date on June 13, 2009. This loan currently bears interest at 7.159%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for this loan. The Company repaid loan in April, 2009.	-	877,886

The Company entered into a series of short term loans during 2006 and 2007 with a third party company in the PRC for total of 10, 300,000 RMB. Some of the loans matured on various dates in 2008 and some of the loans are payable on demand. These loans bear variable interest at 8.591% for 2009 and 2008. The Company repaid RMB 2,600,000 in 2008, RMB 2,700,000 in April, 2009, and had RMB 5,000,000 outstanding as of June 30, 2009, due on December 31, 2009 with interest of 8.591%.	731,861	1,126,621

The Company entered into a one year loan on July 1, 2008 with another third party company in the PRC for total of 3,000,000 RMB. This loan is renewed and due on December 31, 2009 with interest of 8.591%.	439,116	438,943

	$5,562,142	$2,443,450

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of June 30, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine month period ended January 28, 2009, the high and low bid prices of our common stock on the Over-The-Counter Bulletin Board ("OTCBB") were $6.50 per share and $2.00 per share, respectively. We began trading on the Nasdaq Stock Market on January 29, 2009 and were subsequently listed on the Nasdaq Global Market on March 10, 2009. The high and low sales prices of our common stock were $8.00 and $4.11, from January 29, 2009 to August 7, 2009.  Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

•	the depth and liquidity of the market for the shares;

•	quarter-to-quarter variations in our operating results;

•	announcements about our performance as well as the announcements of our competitors about the performance of their businesses;

•	investors' evaluations of our future prospects and the food industry generally,

•	changes in earnings estimates by, or failure to meet the expectations of, securities analysts;

•	our dividend policy; and

•	general economic and market conditions.

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

SMARTHEAT INC. (Registrant)

	By:	/s/ Jun Wang
August 10, 2009		Jun Wang President and Chief Executive Officer
(Principle Executive Officer)

	By:	/s/ Zhijuan Guo
August 10, 2009		Zhijuan Guo Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).