Form 10-Q
period 2009-09-30
SMARTHEAT INC.
filed 2009-11-16
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,784,825 shares as of November 11, 2009.

PART I – FINANCIAL INFORMATION

SMARTHEAT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2009	DECEMBER 31, 2008
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash & cash equivalents	$60,294,695	$1,435,212
Restricted cash	1,043,524	462,048
Accounts receivable, net	20,276,792	11,390,169
Retentions receivable	553,105	290,852
Advances to suppliers	3,474,936	412,524
Other receivables, prepayments and deposits	3,282,014	698,834
Inventories	14,394,162	6,107,583
Note receivable - bank acceptance	70,655	14,631

Total current assets	103,389,881	20,811,853

NON-CURRENT ASSETS
Restricted cash	19,185	219,472
Accounts receivable, net	582,375	310,810
Retentions receivable	2,309,852	166,912
Construction in progress	60,230	-
Intangible assets, net	4,122,844	1,155,131
Property and equipment, net	7,578,356	2,436,553

Total noncurrent assets	14,672,842	4,288,878

TOTAL ASSETS	$118,062,723	$25,100,731

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,030,827	$1,210,906
Unearned revenue	2,084,036	850,408
Notes payable - bank acceptance	1,000,543	-
Taxes payable	2,147,376	1,327,775
Accrued liabilities and other payables	7,071,473	1,330,812
Due to minority shareholder	-	5,303
Loans payable	5,564,504	2,443,450

Total current liabilities	23,898,759	7,168,654

DEFERRED TAX LIABILITY	15,519	38,854

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 32,756,575 and 24,179,900 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	32,757	24,180
Paid in capital	71,679,770	8,223,453
Statutory reserve	2,689,432	1,150,542
Accumulated other comprehensive income	1,255,603	984,629
Retained earnings	18,490,884	7,510,419

Total stockholders' equity	94,148,446	17,893,223

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$118,062,723	$25,100,731

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008

Net sales	$56,541,795	$29,345,571	$37,835,897	$20,708,288

Cost of goods sold	36,562,363	19,502,070	24,687,460	13,273,914

Gross profit	19,979,433	9,843,501	13,148,438	7,434,374

Operating expenses
Selling expenses	2,325,471	1,664,882	1,165,939	1,056,854
General and administrative expenses	2,626,775	1,470,577	1,286,643	1,024,107

Total operating expenses	4,952,245	3,135,459	2,452,581	2,080,961

Income from operations	15,027,187	6,708,042	10,695,856	5,353,413

Non-operating income (expenses)
Interest income	145,839	318,070	65,418	57,387
Interest expense	(209,462)	(257,116)	(91,850)	(94,076)
Subsidy income	21,443	16,141	(13,897)	7,000
Financial expense	(222,625)	-	(222,625)	-
Other expense		(13,676)	11,199	(13,676)
Other income	61,644	9,744	60,675	1,454

Total non-operating income (expenses)	(203,162)	73,163	(191,081)	(41,911)

Income before income tax	14,824,026	6,781,205	10,504,776	5,311,502

Income tax expense	2,304,672	1,246,935	1,624,240	980,907

Net income from operations	12,519,354	5,534,270	8,880,536	4,330,595

Less: net income attributable to noncontrolling interest	-	5,934	-	5,934

Net income	12,519,354	5,528,336	8,880,536	4,324,661

Other comprehensive item
Foreign currency translation	270,399	578,670	257,256	167,774

Comprehensive Income	$12,789,753	6,107,006	$9,137,792	$4,492,435

Basic weighted average shares outstanding	24,430,806	21,503,588	24,924,435	24,055,878

Diluted weighted average shares outstanding	24,513,092	21,503,647	25,010,735	24,056,054

Basic earnings per share	$0.51	$0.26	$0.36	$0.18

Diluted earnings per share	$0.51	$0.26	$0.36	$0.18

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$12,519,354	$5,534,270
Adjustments to reconcile net income including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	409,371	173,821
Unearned interest on accounts receivable	195,901	(71,804)
Stock option compensation expense	1,755	1,270
Decrease in deferred tax liability	(23,357)	-
(Increase) decrease in current assets:
Accounts receivable	(9,305,812)	(4,995,840)
Retentions receivable	(2,403,726)	107,279
Advances to suppliers	(3,051,902)	320,260
Other receivables, prepayments and deposits	485,060	(2,346,526)
Inventories	(8,277,813)	118,223
Note receivable	(55,986)	(201,118)
Increase (decrease) in current liabilities:
Accounts payable	5,782,299	928,337
Unearned revenue	1,232,371	(1,581,803)
Taxes payable	818,141	864,934
Accrued liabilities and other payables	(4,450,011)	(266,072)

Net cash used in operating activities	(6,124,354)	(1,414,769)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	(380,457)	(101,542)
Purchase asset of Siping	(0)	-
Construction in progress	(60,203)	(83,027)
Acquisition of property & equipment	(3,610,566)	(287,398)

Net cash used in investing activities	(4,051,225)	(471,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to minority shareholders	-	(660)
Due from / (to) shareholder	-	(587,644)
Short term loans	12,117,636	-
Repayment of short term loans	(9,216,986)	(1,361,113)
Issuance of common stock	66,138,390	5,100,000

Net cash provided by financing activities	69,039,040	3,150,583

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(3,978)	(9,482)

NET INCREASE IN CASH & CASH EQUIVALENTS	58,859,482	1,254,365

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	1,435,213	448,573

CASH & CASH EQUIVALENTS, END OF PERIOD	$60,294,695	$1,702,938

Supplemental Cash flow data:
Income tax paid	$1,272,797	$426,809
Interest paid	$219,061	$201,269

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

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

On April 14, 2008, the Company entered into a Share Exchange Agreement with Shenyang Taiyu Machinery and Electronic Equipment Co., Ltd. ("Taiyu") and the Taiyu Shareholders. The Company issued 18,500,000 shares of its common stock to the shareholder of Taiyu in exchange for all of the equitable and legal rights, title and interests in and to Taiyu's share capital of RMB 25,000,000. Concurrent with the share exchange, one of SmartHeat’s shareholders cancelled 2,500,000 shares of 6,549,900 of issued and outstanding shares of SmartHeat pursuant to the Split-Off Agreement dated April 14, 2008. As a result of the share exchange and the cancellation of the 2,500,000 shares of the Company's common stock, there were 22,549,900 shares of the Company's common stock issued and outstanding, 82.04% of which was held by the former Taiyu Shareholders.  The shareholders of the Company immediately prior to the completion of these transactions held the remaining 17.96% of the issued and outstanding share capital of SmartHeat. Taiyu became a wholly-owned subsidiary of SmartHeat.

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

On September 25, 2008, the Company entered into a Share Exchange Agreement (the "Agreement") between Asialink (Far East) Limited ("Asialink") and the Company providing for the acquisition by the Company from Asialink of all of the outstanding capital stock of SanDeKe Co., Ltd., a Shanghai based manufacturer of heat plate exchangers ("SanDeKe"). The purchase price for SanDeKe was $741,516. Under the terms of the Agreement, two shareholders of SanDeKe agreed not to compete with the business of SanDeKe for four years after the purchase.

On June 12, 2009, the Company incorporated a new subsidiary SmartHeat Siping Beifang Energy Technology Co., Ltd (“SmartHeat Siping”) to manufacture heat exchangers.

On June 16, 2009, Taiyu closed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd (“Siping”), a company organized under the laws of the PRC, to purchase certain assets consisting of the plant and equipment and certain land use rights for 54,000,000 RMB, or United States Dollars (USD) 7,906,296.  Taiyu then transferred all the assets acquired to SmartHeat Siping, the newly incorporated subsidiary.  The purchase consideration is non-interest bearing and was payable according to the following schedule:

Payment in RMB	Payment in USD	Payment Date
RMB 3,000,000	$439,239	May 27, 2009
RMB 10,250,000	$1,500,732	June 30, 2009
RMB 13,000,000	$1,903,367	September 30, 2009
RMB 12,300,000	$1,800,878	March 1, 2010
RMB 8,200,000	$1,200,586	September 30, 2010

At September 30, 2009, the Company paid approximately $3 million. The payment terms do not include any default provision.

The unaudited financial statements were prepared by the Company, pursuant to the rules and regulations of the SEC.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the 2008 audited financial statements and footnotes included in the Company’s audited financial statements.  The results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, Taiyu, SanDeKe and SmartHeat Siping, a newly incorporated subsidiary in June of 2009. For purposes of this Quarterly Report, the "Company" refers collectively to SmartHeat, Taiyu, SanDeKe and Siping. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2009, the Company maintained restricted cash of $1,062,708 in several bank accounts, $562,436 representing cash deposits from customers for securing payment from customers that occurs no later than the warranty period expires, and $500,272 representing the deposits the Company paid to a commercial bank for the bank issuing the bank acceptance to its vendors; of the total restricted cash, $1,043,524 will be released to the Company within one year. As of December 31, 2008, the Company maintained restricted cash of $681,520, of which, $462,048 will be released to the Company within one year. Restricted cash is held in the interest bearing bank accounts.

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $630,204 and $629,687 at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009 and December 31, 2008, the Company had retentions receivable from customers for product quality assurance of $2,862,956 and $457,764, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three months to two years depending on the shipping date of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $224,540 and $28,526 at September 30, 2009 and December 31, 2008, respectively. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at the Company's borrowing rate, currently 7.16%, and it was 7.04% in 2008.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2009 and December 31, 2008, there were no significant impairments of its long-lived assets.

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

The Company's warranty reserve at September 30, 2009 and December 31, 2008 is as follows:

	For the Nine Months Ended September 30, 2009	For the Year Ended December 31, 2008
Beginning balance	$-	$-
Provisions made	564,466	95,000
Actual costs incurred	(42,207)	(95,000)
Ending balance in current liabilities	$522,259	$-

Income Taxes

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, “Accounting for Income Taxes,” (codified in FASB ASC Topic 740), which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of the Financial Accounting Standards Board's ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (codified in FASB ASC Topic 740) on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or shareholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 480). Sales revenue is recognized when products are delivered and for PHE and PHE (codified in FASB ASC Topic 480) units, when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

The Company’s sales contracts with the customers generally provide for 30% of the purchase price on placement of an order, 30% on delivery, 30% upon installation and acceptance of the equipment after customer testing, and 10% of the purchase price on a date no later than the termination of the standard warranty period.

Sales revenue represents the invoiced value of goods, net of value-added tax ("VAT"). All of the Company’s products sold in the PRC are subject to Chinese value-added tax of 17% of gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances were $0 for both the nine months ended September 30, 2009 and 2008. The Company does not provide right of return, price protection or any other concessions to its customers.

The standard warranty of the Company is provided all customers and is not considered an additional service; rather it is an integral part of the product’s sale. The Company believes the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply EITF 00-21 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-25) separation and allocation model for a multiple deliverable arrangement. SFAS 5 (codified in FASB ASC Topic 450) specifically address the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes SFAS 5. The Company believes that accounting for its standard warranty pursuant to SFAS 5 (codified in FASB ASC Topic 450) does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

The Company provides after sales services at a charge after expiration of the warranty period, with after sales services mainly consisting of cleaning plate heat exchangers and repairing and exchanging parts. The Company recognizes such revenue when service is provided. For the nine months ended September 30, 2009 and 2008, revenue from after sales services after expiration of the warranty period was approximately $299,000 and $28,000. For the three months ended September 30, 2009 and 2008, revenue from after sales services after expiration of the warranty period was approximately $295,000 and $7,200, respectively.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  The cash flows from operating, investing and financing activities exclude the effect of conversion from accounts payable to notes payable – bank acceptance of $100,543 and assets purchased from Siping Manufacture of $7,906,296 during the nine months ended September 30, 2009.

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

The following table presents a reconciliation of basic and diluted earnings per share:

	For the Nine Months Ended September 30, (Unaudited)		For the Three Months Ended September 30, (Unaudited)
	2009	2008	2009	2008
Net income	$12,519,354	$5,528,336	$8,880,536	$4,324,661

Weighted average shares outstanding - basic	24,430,806	21,503,588	24,924,435	24,055,878
Effect of dilutive securities:
Unexercised warrants and options	82,286	59	86,300	176
Weighted average shares outstanding - diluted	24,513,092	21,503,647	25,010,735	24,056,054

Earnings per share - basic	$0.51	$0.26	$0.36	$0.18
Earnings per share - diluted	$0.51	$0.26	$0.36	$0.18

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (codified in FASB ASC Financial Instruments, Topic 825) requires the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the Company’s Chinese subsidiaries are maintained in the Chinese Yuan Renminbi (RMB) and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD). The accounts of the Chinese subsidiaries were translated into USD in accordance with SFAS No. 52, "Foreign Currency Translation," (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830), with the RMB as the functional currency for the Chinese subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income” (codified in FASB ASC Topic 220).

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topics 718 & 505). The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (codified in FASB ASC Topic 280) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

 SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. All of the Company's assets are located in the PRC.

Registration Rights Agreement

The Company accounts for payment arrangements under registration rights agreement in accordance with FASB Staff Position EITF 00-19-2, (codified in FASB ASC Topic 815), which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies (codified in FASB ASC Topic 450).

The Company is required to file the Registration Statement with the SEC within 60 days of the closing of the private placement offering. The Registration Statement must be declared effective by the SEC within 180 days of the final closing of the offering. Subject to certain grace periods, the Registration Statement must remain effective and available for use until the Investors can sell all of the securities covered by the Registration Statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the Registration Statement, the Company is required to pay liquidated damages of 2% of the aggregate purchase price paid by such Investor for any Registrable Securities then held by such Investor on the date of such failure and on each anniversary of the date of such failure until such failure is cured.  The last closing under the private placement was September 24, 2008 and the 180 day period for effectiveness of the registration statement under the Registration Rights Agreement ended on March 23, 2009.  At March 31, 2009, the Company became liable to pay approximately $110,000 liquidated damages to our investors as a result of failure to declare the effectiveness of the Registration Statement within 180 days of the final closing of the offering.  The liquidated damage was recorded as the Company’s G&A expense with charging corresponding account to accrued liabilities.  The Registration Statement became effective on June 23, 2009.

New Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 12, 2009.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

3. INVENTORIES

Inventories at September 30, 2009 and December 31, 2008 were as follows:

	2009	2008
Raw materials	$7,810,861	$4,411,298
Work in process	2,762,646	652,472
Finished Goods	3,820,655	1,043,813
Total	$14,394,162	$6,107,583

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Building	$4,326,504	$1,818,827
Production equipment	2,970,416	441,065
Office equipment	362,166	231,975
Vehicles	544,158	300,956
	8,203,244	2,792,823
Less: Accumulated depreciation	(624,888)	(356,270)
	$7,578,356	$2,436,553

Depreciation expense for the nine months ended September 30, 2009 and 2008 was approximately $268,000 and $119,000, respectively.  Depreciation expense for the three months ended September 30, 2009 and 2008 was approximately $157,000 and $42,000, respectively.

5. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at September 30, 2009 and December 31, 2008, respectively:

	2009	2008
Cash advance to third parties	$2,346,809	$89,628
Deposit for public bids of sales contracts	758,769	353,399
Prepayment for freight and related insurance expenses	33,728	95,888
Deposits	21,965	42,783
Advance to employees	120,743	117,136

Total	$3,282,014	$698,834

Cash advance to third parties was short term cash advances to customers and vendors with repayment usually within three to six months.  Deposits for public bidding represented the deposits for bidding expected contracts, which will be returned to the Company after the bidding process is completed unusually within three to four months from the payment date.  Prepayment for freight and /or related insurance expenses represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products.  Deposits mainly consisted of deposits for rents and utilities. Cash advance to employees represented short term loan to employees and advance to employees for business trip and related expenses. Other receivables, prepayments and deposits are reimbursed or settled within 12 months.

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

Intangible assets consisted of the following at September 30, 2009 and December 31, 2008, respectively:

	2009	2008
Land use rights	$3,627,791	$519,369
Know-how technology	267,027	266,808
Customer list	191, 809	191,652
Covenant not to compete	104, 344	104,258
Software	190,322	190,166
	4,381,293	1,272,253
Less: accumulated amortization	(258,449)	(117,122)
	$4,122,844	$1,155,131

Amortization expense of intangible assets for the nine months ended September 30, 2009 and 2008 was approximately $141,000 and $38,000, respectively. Amortization expense for the three months ended September 30, 2009 and 2008 was approximately $58,000 and $12,000, respectively. Annual amortization expense for the next five years from September 30, 2009 is expected to be: $242,000, $242,000, $242,000, $242,000 and $202,000.

7. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Income tax payable	$1,579,058	$723,958
Value added tax payable	557,693	597,676
Other taxes payable	10,625	6,141
	$2,147,376	$1,327,775

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2009 and December 31, 2008:

	2009	2008
Advance from third parties	$113,591	$453,625
Payable for purchase of SanDeKe	-	741,516
Payable to SiPing – current portion	6,239,670	-
Other payables	17,628	99,418
Warranty reserve	522,259	-
Accrued liabilities	178,325	36,253
Total	$7,071,473	$1,330,812

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

9. LOAN PAYABLE – INSTITUTIONAL INVESTOR

 On July 3, 2009, the Company entered into a Senior Loan Agreement with an institutional investor to obtain a loan of US $9,000,000.00.  Under the terms of the Agreement, the Company agreed to a simple interest rate of 10% payable quarterly beginning on September 30, 2009. The principal amount and any unpaid interest accrued thereon are due six (6) months from the date of the Agreement. This loan was repaid during the quarter from the proceeds of a public offering.

10. NOTES PAYABLE – BANK ACCEPTANCE

Notes payable represented accounts payable to vendors that were converted to notes payable accepted by the bank. The Company deposited a portion of the acceptance amount into the bank. The bank charged 2.5% of the face value of the note which is amortized over the term of the acceptance.

11. LOANS PAYABLE - BANK

The Company was obligated for the following short term loans payable as of September 30, 2009 and December 31, 2008:

	2009	2008
From a commercial bank in the PRC for 30,000,000 RMB. Of which, 17,000,000 RMB was entered into on April 22, 2009 and is due on April 22, 2010. 13,000,000 RMB was entered into on June 12, 2009 and is due on June 12, 2010. These loans currently bear interest at 5.576%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for this loan.	$4,393,030	$-

From a commercial bank in the PRC for 6,000,000 RMB. This loan was entered into on Apr 28, 2007 and was due on Apr 12, 2008. This loan was renewed on Apr 12, 2008. The Company repaid loan in April, 2009.	-	877,886

Short term loans during 2006 and 2007 with a third party company in the PRC for total of 10, 300,000 RMB. Some of the loans matured during 2008 and some of the loans are payable on demand. These loans bear variable interest at 8.591% for 2009 and 2008. The Company repaid RMB 2,600,000 in 2008, RMB 2,700,000 in April, 2009, and had RMB 5,000,000 outstanding as of September 30, 2009, due on December 31, 2009 with interest of 8.591%.	732,171	1,126,621

One year loan on July 1, 2008 with another third party company in the PRC for total of 3,000,000 RMB. This loan is renewed and due on December 31, 2009 with interest of 8.591%.	439,303	438,943

	$5,564,504	$2,443,450

12. DEFERRED TAX LIABILITY

Deferred tax liability represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe.

13. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat was incorporated in the US and has net operating losses (NOL) for income tax purposes.  SmartHeat has net operating loss carry forwards for income taxes of approximately $320,000 at September 30, 2009 which may be available to reduce future years’ taxable income as NOL; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

The Company's net income for the nine and three months ended September 30, 2009 would be lower by approximately $810,000 or $0.03 earnings per common share, and $619,000 or $0.02 earnings per common share had Taiyu not enjoyed lower income tax rate and SanDeKe not been exempted from income tax for the nine and three months ended September 30, 2009.

Foreign pretax earnings approximated $15,145,000 and $6,888,000 for the nine months ended September 30, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely invested outside the United States. At September 30, 2009, $18,924,000 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $1,703,000 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2009 and 2008:

	For the Nine Months			For the Three Months
	2009	2008		2009	2008
US statutory rates	34.0%	34.0%		34.0%	34.0%
Tax rate difference	(14 .0)%	(16.0	) %	(14.0)%	(16.0)%
Effect of tax holiday	(5.0)%	-		(5.0)%	-
Valuation allowance	1 .0%	-		0.0%	-
Tax per financial statements	16%	18.0%		15.0%	18.0%

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

15. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, the Company closed a private placement offering of Units pursuant to which SmartHeat sold 1,630,000 Units at $3.50 per Unit for aggregate gross proceeds of approximately $5.7 million. Each "Unit" consisted of one share of SmartHeat common stock and a three year warrant to purchase 15% of one share of common stock at $6.00 per share. The Units sold represent an aggregate of 1,630,000 million shares of common stock and warrants to purchase 244,500 shares of Common Stock. In connection with the private placement offering, the Company paid commission of approximately $340,000 and issued warrants to purchase 148,500 shares of common stock to its placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require the Company to settle in its own shares.  There is no provision for cash settlement, except in lieu of fractional shares.  Net proceeds of approximately $5.1 million were received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 15% and term of 3 years.  The value of the Warrants was $70,246.  During the third quarter of 2009, 243,675 warrants were exercised at $6 per share for the aggregate amount of $1,462,050.

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

Based on the fair value method under SFAS No. 123 (Revised) “Share Based Payment” (“SFAS 123(R)”), (codified in FASB ASC Financial Instruments, Topic 718 & 505) the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate. The fair value of each option grant to independent directors is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award. For stock options issued, the fair value was estimated at the date of grant using the following range of assumptions:

The options vest over three years and have a life of 5 years, volatility of 15%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. There were no options exercised during the nine months ended September 30, 2009.

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-
Exercisable at December 31, 2007	-
Granted	393,000	$6.00	3.00
Exercised
Forfeited
Outstanding at December 31, 2008	393,000	6.00	2.51
Exercisable at December 31, 2008	393,000	6.00	2.51
Granted
Exercised	(243,675)
Forfeited
Outstanding at September 30, 2009	149,325	$6.00	1.76
Exercisable at September 30, 2009	149,325	$6.00	1.76

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-
Exercisable at December 31, 2007	-
Granted	20,000	$4.60	5.00
Exercised
Forfeited
Outstanding at December 31, 2008	20,000	4.60	4.54
Exercisable at December 31, 2008	20,000	4.60	4.54
Granted
Exercised
Forfeited
Outstanding at September 30, 2009	20,000	$4.60	3.79
Exercisable at September 30, 2009	20,000	$4.60	3.79

Stocks issues for public offering

On September 22, 2009, the Company closed its public offering of 8,333,000 shares of its common stock, at $9 per share, which includes 1,086,913 shares sold as a result of the underwriters' exercise of their over-allotment option in full at closing. After underwriting discounts and commissions and offering expenses, the Company received net proceeds of US $69,507,210, and net proceeds have been recorded as increase in Company’s common stock and paid in capital.  The Company paid $5,489,790 to the underwriters as commission for this public offering. In addition, the Company paid an additional 6% advisory fee in connection with this public offering.

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

Lease agreements

The Company leased several offices for its sales representative in different cities under various one-year, non-cancellable, and renewable operating lease agreements.  At September 30, 2009, future minimum rental payments required under these operating leases are as follows by years:

Year Ending September 30,	Amount
2010	$87,000

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

The intangible asset consisted of know-how technology is amortized over 5 years, the customer list over 5 years and covenants not to compete, over 4 years.

The following unaudited pro forma consolidated results of operations of the Company for the nine months ended September 30, 2008 presents the operations of the Company and SanDeKe as if the acquisition of SanDeKe occurred on January 1, 2008.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

Pro forma Consolidated
Net revenue	$31,499,617
Cost of revenue	(21,264,191)
Gross profit	10,235,425
Selling expense	(1,664,882)
General & administrative expense	(1,877,286)
Total operating expenses	(3,542,168)
Income from operations	6,693,257
Non-operating income, net	74,936
Income before income tax	6,768,193
Income tax	(1,246,935)
Minority interest	5,934
Net income	$5,515,324

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

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (US GAAP).

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

Revenue Recognition

Our revenue recognition policies are in compliance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480). Sales revenue is recognized when products are delivered, and for PHE and PHE units, when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Our sales contracts with the customers generally provide 30% of the purchase price on placement of an order, 30% on delivery, 30% is installation and acceptance of the equipment after customer testing and 10% of the purchase price on a termination of the standard warranty period.

Our standard warranty is provided to all customers and is not considered an additional service; rather it is integral part of the product sale. We believe the existence of the standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21 (codified in FASB ASC Topic 605-25) separation and allocation model for a multiple deliverable arrangement. SFAS 5(codified in FASB ASC Topic 450) specifically address the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes SFAS 5. We believe that accounting for our standard warranty pursuant to SFAS 5 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

We provide after sales services at a charge after expiration of the warranty period, with after sales services mainly consisting of cleaning plate heat exchangers and repairing and exchanging parts. We recognize such revenue when service is provided.  The revenue earned from these services was not material.

Foreign Currency Translation and Comprehensive Income (Loss)

Our functional currency is the Chinese yuan - renminbi (“RMB”). For financial reporting purposes, RMB was translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

We use Statement of Financial Accounting Standards ("SFAS") No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders.

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB Topic ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 166 will have an impact on its financial condition, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through November 12, 2009.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which is codified in FASB ASC Topic 825-10-50. This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures are required beginning with the quarter ending June 30, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which is codified in FASB ASC Topic 320-10. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The Company adopted FSP No. SFAS 115-2 and SFAS 124-2 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. SFAS 157-4”). FSP No. SFAS 157-4, which is codified in FASB ASC Topics 820-10-35-51 and 820-10-50-2, provides additional guidance for estimating fair value and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. The Company adopted FSP No. SFAS 157-4 beginning April 1, 2009. This FSP had no material impact on the Company’s financial position, results of operations or cash flows.

Results of Operations

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	For the Nine Months Ended September 30,
	2009		2008
	$	% of Sales	$	% of Sales
Sales	56,541,795		29,345,571
Cost of sales	36,562,363	64.7%	19,502,070	66.5%
Gross Profit	19,979,433	35.3%	9,843,501	33.5%
Operating Expenses	4,952,245	8.8%	3,135,459	10.7%
Income from Operations	15,027,187	26.6%	6,708,042	22.8%
Other Income (Expenses), net	(203,162)	(0.4)%	73,163	0.3%
Income tax expense	2,304,672	4.1%	1,246,935	4.2%
Net Income	12,519,354	22.1%	5,528,336	18.8%

Sales. Net sales during the nine months ended September 30, 2009 were $56.54 million, while our net sales for the nine months ended September 30, 2008 were $29.35 million, an increase in revenues of $27.2 million, or 93%. The increase in sales was attributable to an increase in our sales volume with selling price determined based on our standard profit margin rate. We have a strict review process for approving each sales contract, especially with respect to the determination of selling price.  Sales price under each contract is determined in proportion to our estimated cost in order to ensure our gross profit.  Our selling price varies on each sale which mainly depends on each customer’s specific needs and our negotiation of the contract amount and term. During the nine months ended September 30, 2009, we’ve recognized $5.11 million revenue or 9% of the total revenue from the contracts that we’ve previously signed; we have been continuously expanding the heat-supply market in more regions as a result of the PRC government’s economy stimulus plan stressing on increasing domestic infrastructure construction and our sales from the traditional heat-supply industry was approximately $24.22 million or 43% of the total sales.  We have also developed new customers in other industries like chemical engineering, electric power, metal smelting, etc. which accounted for $19.37 million or 34% of our total sales.  Our sales on heat meters have been increased to $7.8 million or 14% during the nine months. In addition, since July of 2009, the new subsidiary Siping began operations and accounted for sales of $2.7 million or 4.8% of the total sales to the Company. We believe our sales will continue to grow because we are strengthening our sales efforts by hiring more sales personnel, increasing the sales channels, and improving the quality of our products.

Cost of Sales.  Cost of sales for the nine months ended September 30, 2009 was $36.56 million, while our cost of sales for the same period in 2008 was $19.5 million, an increase of $17.06 million, or 87%.  Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead costs, with material costs accounting for 70% or more of our total cost of sales.  The increase in cost of sales is attributed to the increase of production and sales volume in the nine months of 2009. Cost of sales as a percentage of sales was 64.7% for the nine months of 2009 and 66.5% for the same period of 2008. The decrease in cost of sales as a percentage to the sales was mainly due to the stable raw material cost comparing to the cost in the nine months of 2008, economy of scale on fixed costs as a result of increased production, and our continuous improvement on control of the manufacturing costs. We believe our cost of sales will remain stable as a result of our current pricing strategy and the continued improvement in the efficiency of our manufacturing facility.

Gross Profit.  Gross profit was $19.98 million for the nine months ended September 30, 2009, as compared to $9.84 million for the same period in 2008, representing gross margins of 35.3% and 33.5%, respectively.  The increase in our gross profits and gross profit margin was mainly due to the decrease of cost of goods sold as a percentage of sales while the Company’s sales activities increased.

Operating Expenses.  Operating expenses consisted of selling, general and administrative expenses totaled $4.95 million for the nine months ended September 30, 2009, as compared to $3.14 million for the nine months ended September 30, 2008, an increase of $1.82 million or 58%.  The increase in operating expenses was mainly due to a proportional increase in payroll, insurance, and employee welfare and travel expenses with our increased sales and production; as well as the increase in audit, legal, consulting and filing expenses in connection with the Company of being public in US since April of 2008.  In addition, a one-time charge of approximately $110,000 occurred in the first quarter of 2009 as a result of failure to declare the effectiveness of the Registration Statement within 180 days of the final closing of the offering.

Net Income.  Our net income for the nine months ended September 30, 2009 was $12.52 million compared to $5.53 million for the same period in 2008, an increase of $6.99 million or 126%.  Net income as a percentage of sales increased from 18.8% in the nine months of 2008 to 22.1% in the same period of 2009. This increase was attributable to economy of scale combined with rapid growth in revenue and efficiency of operations, and lower income tax rate of 15% for Taiyu effective January 1, 2009, down from 18% for 2008.  Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Quarter Ended September 30, 2009 Compared to the Quarter Ended September 30, 2008

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	For the Quarter Ended September 30,
	2009		2008
	$	% of Sales	$	% of Sales
Sales	37,835,897		20,708,288
Cost of sales	24,687,460	65.2%	13,273,914	64.1%
Gross Profit	13,148,438	34.8%	7,434,374	35.9%
Operating Expenses	2,452,581	6.5%	2,080,961	10.1%
Income from Operations	10,695,856	28.3%	5,353,413	25.9%
Other Income (Expenses), net	(191,081)	(0.5)%	(41,911)	(0.2)%
Income tax expense	(1,624,240)	(4.3)%	(980,907)	(4.7)%
Net Income	8,880,536	23.4%	4,324,661	20.8%

Sales. Net sales during the three months ended September 30, 2009 were $37.84 million, while our net sales for the three months ended September 30, 2008 were $20.71 million, an increase in revenues of $17.13 million, or 83%. The increase in sales was attributable to an increase in our sales volume with selling price determined based on our standard profit margin rate. We have a strict review process for approving each sales contract, especially with respect to the determination of selling price.  Sales price under each contract is determined in proportion to our estimated cost in order to ensure our gross profit. Our selling price varies on each sale which mainly depends on each customer’s specific needs and our negotiation of the contract amount and term.  The increase in our sales volume was mainly attributed to (1) our continuous expansion in the heat-supply market in more regions as a result of the PRC government’s economy stimulus plan stressing on increasing domestic infrastructure construction, (2) development of new customers from other industries like chemical engineering, electric power, metal smelting, etc (3) increase sales in heat meters, 4) sales from Siping, our newly established subsidiary. As we continue to expand our customer base and increase our sales volume, we become less dependent on these customers for revenue.  We believe our sales will continue to grow because we are strengthening our sales efforts by hiring more sales personnel, increasing the sales channels, and improving the quality of our products.

Cost of Sales.  Cost of sales for the three months ended September 30, 2009 was $24.69 million while our cost of sales for the same period in 2008 was $13.27 million, an increase of $11.41 million, or 86%. Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead costs, with material costs accounting for 70% or more of our total cost of sales.  The increase in cost of sales is attributed to the increase of production and sales volume in the third quarter of 2009.  Cost of sales as a percentage of sales was 65.2% for the third quarter of 2009 and 64.1% for the same period of 2008. We believe our cost of sales will remain stable as a result of our current pricing strategy and the continued improvement in the efficiency of our manufacturing facility.

Gross Profit.  Gross profit was $13.15 million for the three months ended September 30, 2009, as compared to $7.43 million for the same period in 2008, representing gross margins of 34.8% and 35.9%, respectively.  The increase in our gross profits and slight decrease on gross profit margin was mainly due to the company’s increased sales activities with slightly lower profit margin rate of 29% for Siping, our new subsidiary started operation since July 2009,
Operating Expenses.  Operating expenses consisted of selling, general and administrative expenses were $2.45 million for the three months ended September 30, 2009, as compared to $2.08 million for the three months ended September 30, 2008, an increase of $0.37 million or 18%.  The increase in operating expenses was mainly due to a proportional increase in payroll, insurance, and employee welfare and travel expenses with our increased sales and production; as well as the increase in audit, legal, consulting and filing expenses in connection with the Company of being public in US since April of 2008.

Net Income.  Our net income for the three months ended September 30, 2009 was $8.88 million compared to $4.32 million for the same period in 2008, an increase of $4.56 million or 106%.  Net income as a percentage of sales increased from 21% in the third quarter of 2008 to 23% in the same period of 2009. This increase was attributable to economy of scale combined with rapid growth in revenue and efficiency of operations, and lower income tax rate of 15% for Taiyu effective January 1, 2009, down from 18% for 2008.  Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Liquidity and Capital Resources

Nine months Ended September 30, 2009 Compared to the Nine months Ended September 30, 2008

As of September 30, 2009, we had cash and cash equivalents of $60.29 million. Working capital was $79.49 million at September 30, 2009. The ratio of current assets to current liabilities was 4.33:1 at September 30, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2009 and 2008:

	2009	2008
Cash provided by (used in):
Operating Activities	$(6,124,354)	$(1,414,769)
Investing Activities	(4,051,225)	(471,967)
Financing Activities	69,039,040	(3,150,583)

Net cash flow used in operating activities was $6,124,354 in the nine months of 2009, as compared to net cash flow used in operating activities of $1,414,769 in the same period of 2008. The increase in net cash flow used in operating activities during the nine months of 2009 was mainly due to increases in accounts receivable and retentions receivable despite an significant increase of net income, the significant amount in accounts receivable was due to the rapid increase in our sales with most of our accounts receivables aging within one year from the sales recognition date. We’ve also increased payment for advance to suppliers and inventory as we are preparing for the peak season.
Net cash flow used in investing activities was $4,051,225 in the nine months of 2009, as compared to net cash used in investing activities of $471,967 in the same period of 2008.  The increase of net cash flow used in investing activities in the nine months of 2009 was mainly due to purchase of fixed assets for Siping.

Net cash flow provided by financing activities was $69,039,040 in the nine months of 2009 as compared to net cash used in financing activities of $3,150,583 in the same period of 2008.  The increase of cash inflow was mainly due to net proceeds of $65 million from issuing new common stock through a public offering completed in September of 2009, and proceeds from the bank loans of $12.12 million with repayment of $9.22 during the same period.

Our sales contracts with our customers generally provide 30% of the purchase price is due on placement of an order, 30% on delivery and 30% on installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment is due on the final 10% of the purchase price no later than the termination date of the standard warranty period which ranges from 3 to 24 months from acceptance of the products. Our receipts for payment on our products depend on the complexity of the equipment ordered which impacts manufacturing, delivery, installation and testing times and warranty periods.  For example, PHEs are less complex than PHE units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We may experience payment delays from time to time with a range from 1 month to 3 months from the due date; however, we do not believe the delays have significant negative impact on our liquidity as the payment delays are very common in heating manufacturing industry in China, and the collection of payment can be reasonably assured based on our historical collection experience.   Our accounts receivable turnover and inventory turnover are relatively low, and days sales outstanding ratio relatively high. Consequently, collection on our sales is rather slow and capital is tied up in inventories which may result in pressure on cash flows. For the nine months of 2009, we had accounts receivable turnover of 3.15 on annualized basis, with days sales outstanding of 153 and inventory turnover of 3.57 on annualized basis.  For the nine months of 2008, we had accounts receivable turnover of 3.41 on annualized basis, with days sales outstanding of 150 and inventory turnover of 2.38 on annualized basis. The low accounts receivable turnover and high days outstanding is due to relatively longer terms for payment collection in the heating manufacturing business in China.

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

Contractual Obligations

The Company was obligated for the following short term loans payable as of September 30, 2009 and December 31, 2008:

	2009	2008
From a commercial bank in the PRC for 30,000,000 RMB. Of which, 17,000,000 RMB was entered into on April 22, 2009 and is due on April 22, 2010. 13,000,000 RMB was entered into on June 12, 2009 and is due on June 12, 2010. These loans currently bear interest at 5.576%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for this loan.	$4,393,030	$-

From a commercial bank in the PRC for 6,000,000 RMB. This loan was entered into on Apr 28, 2007 and was due on Apr 12, 2008. This loan was renewed on Apr 12, 2008. The Company repaid loan in April, 2009.	-	877,886

Short term loans during 2006 and 2007 with a third party company in the PRC for total of 10, 300,000 RMB. Some of the loans matured during in 2008 and some of the loans are payable on demand. These loans bear variable interest at 8.591% for 2009 and 2008. The Company repaid RMB 2,600,000 in 2008, RMB 2,700,000 in April, 2009, and had RMB 5,000,000 outstanding as of September 30, 2009, due on December 31, 2009 with interest of 8.591%.	732,171	1,126,621

One year loan on July 1, 2008 with another third party company in the PRC for total of 3,000,000 RMB. This loan is renewed and due on December 31, 2009 with interest of 8.591%.	439,303	438,943

	$5,564,504	$2,443,450

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of September 30, 2009. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

On September 22, 2009, we completed an underwritten public offering of 8,333,000 million shares of our common stock (including 1,086,913 million shares issued as a result of the full exercise of an overallotment option by the underwriters) at a price to the public of $9.00 per share, or an aggregate offering price of $74,997,000 million. The offer and sales of the shares in the offering were registered under the Securities Act of 1933 pursuant to a shelf registration statement on Form S-3 (File No. 333-160190), which became effective with the Securities and Exchange Commission on July 6, 2009 and which registered an indeterminate amount of common stock. The offering commenced on September 17, 2009 and did not terminate before all of the securities offered were sold. William Blair & Company acted as sole book-running manager of the offering. BMO Capital Markets was Co-Lead Manager

We raised approximately $65,007,210 million in the offering, after deducting underwriting discounts and commissions of $5,249,790 million, a consulting fee of approximately $4.5 million paid to a non-U.S. corporate advisor, and other estimated offering costs of $240,000 thousand. No payments were made by SmartHeat to its directors, officers or persons owning ten percent or more of its common stock or to their associates, or to SmartHeat’s affiliates.

We used approximately $9.2 million of the net proceeds of the offering to repay an outstanding loan from Strong Growth Capital for $9 million, which was a use of working capital.

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

SMARTHEAT INC. (Registrant)

	By:	/s/ Jun Wang
November 16, 2009		Jun Wang President and Chief Executive Officer
(Principle Executive Officer)

	By:	/s/ Zhijuan Guo
November 16, 2009		Zhijuan Guo Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).