Form 10-K
period 2009-12-31
SMARTHEAT INC.
filed 2010-03-31
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission file number 001-34246

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $72,293,530.00, based on the last closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market on that date. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 30, 2010, there were 32,794,875 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

SMARTHEAT INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

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

PART I
Item 1.     Business

General

We are a leading designer, manufacturer and seller of clean technology plate heat exchangers and related systems in China. Our products are used by our customers in the industrial, residential and commercial markets in China to improve energy utilization and efficiencies and reduce pollution by reducing the need for coal fired boilers. We design, manufacture, sell and service plate heat exchangers (“PHEs”), PHE Units, which combine PHEs with various pumps, temperature sensors, valves and automated control systems (“PHE Units”), and heat meters for use in commercial and residential buildings. Our products and systems are an important element in providing a clean technology, mission-critical solution to energy consumption and air pollution problems in China and are commonly used in a wide variety of industrial processes where heat transfer is required. Common applications include energy conversion for heating, ventilation and air conditioning (“HVAC”) and industrial use in petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. Our PHE Units are custom designed by our own in-house engineers and sold under our own Taiyu brand name, while our PHEs are sold under both our Taiyu brand as well as the Sondex brand name. We are an authorized dealer of Sondex PHEs in China.

We were incorporated in the State of Nevada on August 4, 2006 under the name Pacific Goldrim Resources, Inc. as an exploration stage corporation to engage in the exploration for silver, lead and zinc. On April 14, 2008 we changed our name to SmartHeat Inc. and entered into a Share Exchange Agreement (the “Share Exchange Agreement”) to acquire all of the equity interests in Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd. (“Taiyu”), a privately held company formed under the laws of China engaged in the design, manufacture, sale and servicing of plate heat exchange products in China. The Share Exchange Agreement was entered by SmartHeat, Taiyu and the shareholders of Taiyu (the “Taiyu Shareholders”). At the closing of the Share Exchange Agreement, all of the equitable and legal rights, title and interests in and to Taiyu’s share capital of Yuan 25,000,000 were exchanged for 18,500,000 shares of SmartHeat common stock (the “Share Exchange”). As a result of the Share Exchange, Taiyu became a wholly-owned subsidiary of SmartHeat. After the relevant PRC government agency approved our subscription of 71.6% of the registered capital increase of Taiyu on July 29, 2008, PRC approval of Taiyu becoming a wholly-owned subsidiary of SmartHeat was obtained on June 3, 2009, when the transfer by the three original owners of Taiyu of their remaining 28.4% ownership of Taiyu to SmartHeat was officially recognized.

Prior to our acquisition of Taiyu, we were a development stage business with minimal operations. We had no interest in any property, but had the right to conduct exploration activities on 13 mineral title cells covering 27,027 hectares (66,785 acres) in the Slocan Mining Division of southeastern British Columbia, Canada. In connection with the acquisition of Taiyu, the Company transferred all of its pre-closing assets and liabilities (other than the obligation to pay a $10,000 fee to the Company’s audit firm) to a wholly-owned subsidiary, PGR Holdings, Inc., a Nevada corporation (“SplitCo”), under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated April 14, 2008 (the “Transfer Agreement”). The Company also sold all of the outstanding capital stock of SplitCo to Jason Schlombs (the former director and officer, and a major shareholder, of the Company) pursuant to a Stock Purchase Agreement dated April 14, 2008 (the “Split-Off Agreement”) in exchange for the surrender of 2,500,000 shares of the Company’s common stock held by Mr. Schlombs (the “Split-Off’).

Our principal offices are located at A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110027. Our telephone number is +86 (24) 2519-7699.

Our Products

We design, manufacture, sell, and service the following products:

PHEs

A PHE is a device that transfers energy, usually in the form of heat, from one fluid to another across a solid surface. PHEs are constructed through the use of specifically manufactured stainless steel, titanium and nickel alloy plates that are sealed by gaskets and then bolted together in a large metal frame that holds the plates together. Plates come in a variety of sizes and wave patterns, have large heat transfer surfaces and have high thermal conductivity. The quantity and size of the plates used along with the total size of the PHE vary according to particular application requirements but generally do not exceed the size of a large refrigerator. PHEs are a replacement for the less efficient shell-and-tube heat exchangers. PHEs can be installed in new buildings and facilities as well as existing ones since they are smaller than traditional heat exchangers and can fit within existing installations. Additionally, because of the larger heat transfer surface area and despite its relatively small size, PHEs have a higher heat transfer coefficient than traditional shell-and-tube heat exchangers.

Heat exchangers were first invented in the mid-1920’s to control pressure and temperature during industrial production. Later innovations in heat transfer technology, including the development of PHEs, led to higher heat recovery rates, lower fuel consumption and reduced related pollution. In a PHE, steam / hot water / fluid from an industrial process flows into the PHE from one location. Cool fluid from another source flows into the PHE from another location. As the hot and cold liquids move in opposite directions, the steam / hot water / fluid gets cooler as it transfers heat to the cool fluid, which absorbs the heat and gets warmer. In addition to more efficient heat transfer, PHEs offer a more compact design, ease of maintenance and the ability to adjust performance simply by adding or removing plates. This flexibility makes PHEs a preferred solution and translates into lower expenditures on installation and equipment purchases.
PHE

We currently focus exclusively on the Chinese market. In addition to manufacturing our own PHEs, we import finished stainless steel plates from Sondex and assemble customized PHEs and PHE Units based on our clients’ specifications. All designs of our PHEs and PHE Units are done in-house by our engineers utilizing advanced software and our proprietary in-house CAD software. In May 2009, we acquired the production assets of Siping Beifang Heat Exchanger Manufacture Co., Ltd. (“Siping Beifang”), one of the major PHE manufacturers in China, and began a program to vertically integrate our supply chain for our own PHE components and, at the same time, supplement our Sondex relationship. As a result, we are able to manufacture our own plates in-house and can design and manufacture PHEs and PHE Units using either supply source. Our new plates provide solutions for a market segment with strong demand for PHE products that are priced 10-15% lower than PHE products with Sondex plates.

PHE Units

We began designing, manufacturing and selling our branded PHE Units in May 2003. PHE Units are built by integrating PHEs with various pumps, temperature sensors, valves and automated control systems to form a “unit.” While our PHE Units are used in a variety of industrial processes, we have developed an expertise in designing and integrating PHE Units for HVAC systems in residential and commercial buildings. Often our PHE Units are used along with other units to form a “PHE network” which is installed in a local district heating system. The production and sale of PHE Units have been central to our growth. PHE Units require a comparatively higher level of technical skill and knowledge of the applications in which they are used. As a result, PHE Units are generally sold at a higher selling price. Our PHE Units are designed in-house by our system engineers employing online customized CAD design software based on Solid Works software. Less than five years after entering the market, we believe we have emerged as a leading domestic producer of PHE Units, with a market share of approximately 8% in China in 2007 according to the China District Heating Association.
PHE Unit

Heat Meters
While heating companies in many Western countries have long used meters to measure customer heat usage and invoice customers, Chinese residents and commercial customers are largely billed based on the square footage of utilized space. Heat meters provide heat consumption information to users and measure the volume of heat used in commercial and residential facilities. As an important revenue gauge for utilities, the calibration of meters in many countries is regulated by government agencies and subject to local or national guidelines. In response to rising energy costs and the increased sensitivity to environmental issues, the Chinese government and local utility companies have made the use of heat meters compulsory in China. As of July 2003, heat meters were required nationally by law for new construction installed with central heating, and the law was extended in April 2008 by the Energy Conservation Law, Article 38, to existing buildings being retrofitted.

Using our established relationships with provincial governments and utility companies throughout China, we introduced our patented heat meters to the market during the second quarter of 2006. Sales to date have been small relative to our other product lines but have been growing rapidly. Our sales of heat meters increased to $7.98 million or 1024% during 2009 from $710,000 in 2008. However, we plan to work with various government entities to establish a national heating standard and become an active leader in China’s heat meter market in the coming years.
Heat Meter

Market Overview

Heat transfer technology was introduced to China in the 1960’s from Russia, mainly for applications in the petroleum industry. Foreign manufacturers began to sell in China on a large commercial scale in the 1980’s and have since held strong positions in the Chinese market. Domestic producers entered the market in the late 1980’s and early 1990’s and began to establish meaningful positions in the market due to reduced costs, faster delivery times and improved service. The past decade has seen the rise of many domestic manufacturers, along with joint ventures between local and international firms, to create a market consisting of domestic firms, foreign joint ventures and direct imports. Large international PHE producers include: Alfa Laval, Sondex, GEA, Tranter, SWEP, Danfoss and Hisaka Works.

Today, heat exchangers are used in a wide range of industrial processes. Common end markets include energy (i.e., conventional and nuclear power plants), HVAC, petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. Heat transfer equipment is also being employed in new energy applications such as wind, solar, biomass and waste disposal. In 2009, SmartHeat’s largest industry segments were petrochemicals, power plants, HVAC, chemical and metallurgy.

Due to the continuation of industrialization and urbanization in China, the China Heat Association believes the domestic market for PHEs was approximately $2.4 billion in 2007 and estimated the market will grow at an annual rate of about 30% through 2010. The China Heat Association also believes that the domestic market for PHE Units was approximately $139 million in 2007 and estimated the market will grow at an annual rate of 70% through 2010.

Our Industry

Currently, social, economic, environmental, regulatory and government stimulus-related factors drive demand for environmentally-friendly solutions which reduce pollution and advance energy efficiency, many of which utilize PHEs. These include:

Environmental Conditions in China. According to the report entitled “International Energy Annual 2006—World Energy Overview 1996-2006” published by the Energy Information Administration, a subdivision of the United States Department of Energy, in 2006, the consumption of coal was the world’s largest source of carbon dioxide emissions from the consumption and flaring of fossil fuels, accounting for 41% of the world total. China was the largest producer of carbon dioxide from the consumption of coal in 2006, accounting for 41% of the world total. According to a joint report by the World Bank and Environmental Protection Administration, the economic burden of premature mortality and morbidity associated with air pollution was $23 billion in 2003, or 1.16% of GDP. PHEs and PHE Units help to alleviate this problem through energy efficient technology that reduces coal consumption and CO2 emissions traditionally associated with heat production.

Growing Demand for Heating Water. China currently provides households throughout 17 of its 34 northern provinces with heating water. As new cities grow along with the emerging middle class, so does the demand to expand this supply into new cities, industrial parks and other provinces. Heating water in China is generated by local power plants which pump emitted hot water from the power plant through a closed loop system to a water heating company and then through a network of pipes up to a distance of 50 kilometers. These systems of heating stations and sub-stations utilize numerous PHEs and PHE Units, which provide a dual purpose: a cooling system for the power plants and a heat source for residents and factories.

Heightened Environmental Awareness. In March 2006, China announced its 11th Five-Year Plan that set new pollution reduction standards, targeting a 20% reduction in energy consumption per unit of GDP and a 10% reduction in industry expulsion of pollutant particles by 2010. The implementation of PHEs and PHE Units in new construction facilities, and as replacements for legacy shell-and-tube heat exchangers, can help meet these goals because of their increased energy efficiency.

Urbanization. According to the CIA World Factbook, 43% of China’s population lived in urban settings in 2008. Additionally, according to the National Bureau of Statistics of China, 15 cities near and around SmartHeat’s sales and service centers have a population of more than five million and eight Chinese cities are among the world’s fastest growing, increasing at an annual rate of 2.5% or more. China’s urbanization and city population growth have lead to new infrastructure development and existing infrastructure improvements that require ongoing investment in heating solutions.

Government Stimulus. On November 5th, 2008, China’s State Council approved a $586 billion plan to invest in infrastructure and social welfare. On March 6th, 2009, China’s National Development and Reform Commission announced a revision of the stimulus. The new revision includes $31 billion, a portion of which will be allocated to energy-saving projects, and $59 billion to affordable housing. These funds must be spent by the end of 2010.

Emerging Wealth. The rapidly expanding middle class is demanding access to quality heating during the winter months, and the source of such heating is often from hot water supplied from a power station and district heating network utilizing a system of PHEs and PHE Units.

Our Competitive Strengths

We believe we have the following competitive strengths:

Provider of Key Elements Used to Improve Energy Efficiencies and Reduce Coal Pollution. We offer a full line of PHEs, PHE Units and heat meters. The primary advantages of PHE technology, compared to traditional shell and tube heat exchanger technology, are efficiency, compact design and ease of customization. PHEs have larger heat transfer surface areas and therefore greater thermal conductivity. As a result, PHEs can transfer the same amount of heat as a traditional shell and tube heat exchanger with a smaller size unit.

Established Leader and Brand Name in the Growing China Heating Industry. We have a leading brand name in the Chinese heating industry and seek to utilize this awareness to become the leading Chinese supplier of PHEs, PHE Units and related products to the rapidly growing Chinese market. We are a leading domestic producer of PHE Units under the Taiyu brand, with a 2007 market share of approximately 8% in China according to the China District Heating Association. We believe the Taiyu brand name is recognized for quality and efficiency, which we can leverage to improve our reputation as a leading seller of high quality PHE Units in China.

Quality Engineering, Research and Development. We emphasize efficiency, durability and quality engineering in all of our products. All of our products utilize the latest technologies, and our designs are created using advanced software systems.  To maintain our competitive edge in the marketplace and keep pace with new technologies, we fund research and development on an on-going basis to find improved efficiencies in design, cost and energy capture. Research and development costs for 2008 and 2009 were $1,020,000 and $1,360,000, respectively. We plan to continue to invest in research and development to identify new industry applications for PHEs, improve our product lines, develop multifunctional PHE Units and modify PHE designs to meet the current market demand.

Strong Technical Support. The selection of PHEs and PHE Units requires technical knowledge regarding the operating temperature, pressure, corrosivity, viscosity and purity of the fluid as well as the pressure loss within the system. Our unique design software enables us to provide high quality and timely technical support to ensure our customers receive the right equipment for each project. We also provide a streamlined and error-free installation process to minimize project complications.

Enterprise-Wide Design, Production and Control Systems for Efficient Pricing and Streamlined Manufacturing. Our technologically advanced CAD design systems are integrated with our real-time enterprise resource planning (“ERP”) and finance systems. This advanced, integrated platform allows our field salespeople to input orders, obtain draft models, access quotes and confirm delivery dates within minutes. The platform also enables inventory and production personnel to accurately schedule and reduce lead production times to five days for PHEs and ten days for PHE Units. We believe these lead times are some of the best in the industry and create a differentiated level of customer service.

Focus on Quality. We have a National Safety Certification for our PHE products, and are an ISO 9001 certified manufacturer.

First Rate Customer Service and Reliable Product Delivery. We believe our employees provide first rate customer service, technical expertise and product knowledge to streamline the selection, design and installation processes. We provide after sale service through our local service centers and deliver products on time to meet tight project deadlines. Our focus on delivering premium service separates us from our competitors and has been critical in helping us win a number of projects for various multinational companies and local governments.

Diversified End Markets and Customers. Our PHEs and PHE Units are broadly used across a variety of industrial end markets including the energy (i.e., conventional and nuclear power plants), HVAC, petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing end markets. We also benefit from a diverse customer mix. For the fiscal year ended December 31, 2009, our ten largest customers accounted for 47% of sales and our largest customer accounted for 7% of sales. This end market and customer diversification helps to insulate us from sales volatility that would occur if we concentrated in specific industries. The bulk of our customers are utilities, engineering and construction companies and industrial companies.

Proven Ability to Identify and Acquire Strategic Targets. We have completed two strategic acquisitions that have accelerated our strategic plan by: (i) adding manufacturing capacity; (ii) broadening our product offering to include multiple heat exchange systems; (iii) facilitating access into new geographic regions throughout China; (iv) improving our cost structure; (v) enhancing our engineering capabilities; or (vi) helping us enter new and higher growth end markets. We have proven our ability to complete successful acquisitions and believe there are additional acquisition opportunities which we may potentially pursue.

Experienced Management Team. Our senior management team has extensive business and industry experience. Mr. Jun Wang, our president and CEO, was the founder of Taiyu in 2002. He was a sales manager for Honeywell International Inc. from 1996 to 1999 and was a sales manager for Alfa Laval from 1994 to 1996. Mr. Wang obtained his Master’s degree in Engineering from Tsinghua University in 1989. Ms. Zhijuan Guo, our CFO, has 14 years of finance and accounting experience and has been with the Company since its inception in 2002.  Mr. Xudong Wang, our VP of strategy and development has served as the VP of an international financial firm. Mr. Wen Sha, our VP of marketing, has extensive sales experience and industry contacts. He joined SmartHeat as a Regional Sales Manager in 2005. Prior to that, he served as the General Manager of Nanjing Hui Dun Ltd. and as sales director of APV Accessen in Shanghai, a leading international PHE firm. Mr. Feng Chen, Ph.D., our CTO, joined SmartHeat in 2008 as part of our SanDeKe acquisition. Prior to founding SanDeKe, he served in a leading engineering position in China with Alfa Laval.

 Our Growth Strategy

Our goal is to further penetrate the many market segments throughout China for PHEs, PHE Units and related accessories, expand our PHE Unit sales, promote the sale of heat meters and execute strategic acquisitions that are accretive and synergistic to our business.

Pursue High Growth Chinese End Markets. We are targeting our sales efforts on a number of high growth Chinese end markets such as power and petrochemical. We currently have a presence in these segments but believe there are significant opportunities to improve our market share by leveraging our premium product quality and high quality service. Our solutions are commonly used in many of these industries and customers continue to assess the cost savings and positive environmental attributes of PHEs.

Capitalize upon Strong Industry Dynamics in China. Continued economic growth in China, coupled with evolving government policy and increasing environmental consciousness, present us with significant future growth opportunities. The 11th Five-Year Plan targeted a 20% reduction in energy consumption per unit of GDP and a 10% reduction in industry expulsion of pollutant particles by 2010. We believe this mandate will force whole industries to allocate major portions of their infrastructure and energy investments into energy efficient, “green” technologies such as PHEs and PHE Units. Management believes this growth will accelerate as significant investments in district heating systems and co-generation power plants come on-line in the next few years.

Continue Organic Growth Initiatives. We believe the current PHE market is fragmented and represents an excellent opportunity for us to gain additional market share from our competitors. We intend to open new sales offices, hire additional sales personnel, expand into new distribution channels and improve the quality of our products. We also intend to leverage our strong brand, quality customer service, engineering and reliable product delivery to gain incremental business with our existing clients. Finally, we believe that as we continue to grow, economies of scale and improved cost control measures will drive stronger profitability across all product lines.

Continue to Expand PHE Unit Sales. The production and sale of PHE Units has been vital to our growth. PHE Units require a high level of technical skill and knowledge of the applications in which they are used, allowing for premium pricing and creating a barrier to entry for competitors attempting to enter the market. Less than five years after entering the market, we have emerged as a leading domestic producer of PHE Units, with a 2007 market share of approximately 8% according to the China District Heating Association. We are focused on continuing to pursue sales of higher value-added PHE Units and, as a recognized brand, believe we are well-positioned to capture incremental market share in a category that is projected to grow 70% per year through 2010 by the China District Heating Association.

Promote Heat Meters. In response to rising energy costs and an increased focus on energy efficiency, the Chinese government and local utility companies have made the use of heat meters compulsory in China. As of July 2003, heat meters were required nationally by law for new buildings installed with central heating and the law was extended in April of 2008 by the Energy Conservation Law, Article 38, to buildings being retrofitted. We plan to work with the various government entities to establish a national heating standard and intend to leverage the Taiyu brand and our superior quality to gain market share in this market.

Execute Strategic Acquisitions. We intend to continue to selectively acquire domestic targets that would enable us to enter new customer segments or gain entry into new industries. For instance, the recent acquisition of the plant and machinery and land use rights from Siping Beifang provided us with an entrance into the petrochemical and high pressure chemical end markets, which were previously immaterial segments for us. Due to the high pressure and heat tolerance demands of the petrochemical industry, we have also acquired valuable engineering expertise that may help us address the nuclear energy segment in a meaningful way. We will continue to identify and review targets that are accretive to our earnings, easily integrated into our existing infrastructure and synergistic to our operations

Production

Until recently, we conducted all of our manufacturing activities at our Shenyang plant. On September 25, 2008 we acquired SanDeKe Co., Ltd. (“SanDeKe”), a PHE manufacturing company located in the Pudong district, Shanghai. SanDeKe leases a manufacturing facility and business offices. Additionally, on May 27, 2009, we acquired the plant, machinery and land use rights of Siping Beifang, a major PHE manufacturer in China. Today, we currently operate the following three manufacturing facilities:

Location	PHEs/Day	PHE Units/Day	Heat Meters/Day
Shenyang (Taiyu)	10	7	200
Pudong (SanDeKe)	4	NA	NA
Siping Beifang	8	1	NA
Total	22	8	200

Location	Square Feet	Owned/Leased
Shenyang (Taiyu)	210,137	Owned
Pudong (SanDeKe)	13,450	Leased
Siping Beifang	269,000	Owned
Total	492,587

We generally operate on an eight-hour shift, with the exception of the high season from May to November, during which we may operate the plant for 11-12 hours per day. Production is driven by orders from clients and is scheduled on a just-in-time delivery basis. Our Shenyang facility currently has the capacity to produce ten PHEs, seven PHE Units, and two hundred heat meters per day, the SanDeKe facility has the capacity to produce four PHEs per day and our Siping Beifang facility has the capacity to produce eight PHEs and one PHE Unit per day.

Marketing

Since initiating operations in May 2003, we developed the Taiyu brand, which is recognized and associated with quality production and first-rate service. We established positive relationships with local governments in Beijing, Shenyang, Urumqi, Shandong, Jiangsu and Shanghai and we regularly appear in industry trade shows, attending bi-annual HVAC trade fairs in Shanghai and Chinese environmental protection forums. We also maintain positive relationships with local utilities, oil refiners, steel producers and food and beverage companies. Marketing costs are generally funded through working capital and expensed as incurred.

Suppliers

Plates

Plates for our PHEs and PHE Units are manufactured in our facilities and are also purchased from Sondex under the terms of our Sondex authorized dealer arrangement. While we are an authorized dealer, annual or quarterly purchasing prices are not fixed and fluctuate according to Sondex’s most recent pricing list. We generally order stainless steel plates two to three months in advance based on production needs and projected sales. Plate purchases from Sondex accounted for approximately 30% of our total annual raw material purchases in the fiscal year ended 2008. In the fiscal year ended December 31, 2009, plate purchases from Sondex accounted for approximately 12% of our total raw material purchases. As we further integrate Siping Beifang into our operations, we believe our purchases of plates from Sondex will decrease.

Components

Components generally include pumps, valves, pipes and electronic meters purchased from a number of premium international and domestic suppliers who have been certified to meet our quality specifications. Representative component suppliers include Siemens, Wilo A.G., Honeywell as well as others. Components are ordered on an as needed basis.

Plates and components together generally constituted approximately 98% of raw material purchases in 2008 and 91% in 2009.

 Customers

We sell both directly through our sales force and through a network of 26 national distributors located throughout China. All of our work is performed based on written contracts with customers and there are no oral contracts. Our customer base is diversified across a number of end markets and our ten largest customers accounted for approximately 32% of our sales in fiscal 2008 and 47% of our sales in fiscal 2009. Our largest customer accounted for approximately 6% of fiscal 2008 sales and 7% of our sales in fiscal 2009.

Intellectual Property

We use the Taiyu brand name on most of our PHEs and all of our PHE Units and heat meters. We registered and received approval from the China Trademark Bureau for this trade name. We believe the Taiyu brand name is recognized in China’s heating industry for quality and efficiency. We have eight registered patents in China for PHE products and heat meters. We have two patents for our plate heat exchangers, one for our heat transfer system for space heating and domestic hot water, one for a heat meter cleaning pipe, two for our heat meter testing system, one for an integrated heat transfer system and one for an efficient-heat testing bench. Five of our patents expire in 2014, one expires in 2016 and two expire in 2017.

Research and Development

To maintain our competitive edge in the marketplace and keep pace with new technologies, we believe it is important to devote resources to ongoing research and development to find improved efficiencies in design, cost and energy capture. Research and development costs for 2008 and 2009 were $1,020,000 and $1,360,000 respectively. We plan to continue to invest in research and development to identify new industrial applications for PHEs, improve our heat meters, design heat meters for industrial usage, develop multifunctional PHE Units and modify PHE designs to meet current market demand. We also work with several professors who are heat transfer experts on an individual consulting basis.

 Governmental and Environmental Regulation

While our PHEs and PHE Units are not subject to material regulation by the Chinese government or other national agencies, we obtained National Safety Certification for our PHE products and are an ISO 9001 certified manufacturer. The National Safety Certification is not required for either the production or sale of PHE products. However, obtaining this certification confirms our commitment to safety and quality. For companies in industries utilizing high temperatures or pressure in their production processes, the certification is of critical importance in choosing a PHE provider.

Our heat meters require a license for production and sale. We obtained this license on August 12, 2005. The license is valid through March 11, 2012, when we will need to submit a request to the Chinese government for renewal. The Safety Bureau conducts site visits and inspections of documents on a periodic basis to verify adherence to the standards. Additionally, due to rising energy costs and the increased sensitivity to environmental issues, Chinese government and local utility companies have made the use of heat meters compulsory in China. As of July 2003, heat meters were required nationally by law for new construction installed with central heating and. In April 2008, the law was extended by the Energy Conservation Law, Article 38, to retrofitted buildings.

Our business and company registrations are in compliance with the laws and regulations of the municipal governments of Shenyang and China. We are subject to China’s National Environmental Protection Law as well as local laws regarding pollutant discharge, air, water and noise pollution, with which we comply. The cost of compliance with these regulations is not material.

Competition

The Company competes exclusively in the domestic Chinese market. We believe our competitive advantages lie in superior engineering and design skills, the longevity and efficiency of the components we use, our ability to vertically integrate our manufacturing process, our just-in-time delivery and the reliable after sale service we provide through our local service centers. We also believe our position as a China-based producer of PHEs and PHE Units in a marketplace previously dominated by foreign manufacturers creates an advantage when seeking new customers.

PHEs

According to the China District Heating Association, Alfa Laval had the largest PHE market share in 2007—30%—in mainland China. An assortment of other foreign producers held an aggregate market share of 20% and the rest consisted of multiple domestic producers. We believe the quality of our PHEs is equal to Alfa Laval’s, as are our prices. In comparison with the other domestic producers, our prices are approximately 15% higher, reflecting a premium we believe is due to the quality of our products.

PHE Units

According to data from the China District Heating Association, we were the leading producer and seller of PHE Units in China in 2007, representing 8% of the market, followed by Danfoss and Accessen (a Sino-U.S. joint venture established by Denmark’s Accessen and utilizing Alfa Laval plates as well as their own plates in their PHE Units). We believe that Danfoss competes directly with us for the local heat and power companies’ contracts in larger cities, while Accessen targets the petrochemical, metallurgy and HVAC sectors.

As the majority of projects are awarded on a bid basis, prices among leading competitors are difficult to assess. For certain projects, we do not bid, rather we negotiate directly with customers. We have done prior projects with some of the customers we negotiate with, including one of our largest customers in 2008, Dalkia, a joint venture between Dalkia and the local government in the Heilongjiang province. Dalkia is the leading provider of energy services in Europe, active in multiple energy projects in China and is a subsidiary of Veolia EDF.

Heat Meters

The market for heat meters is extremely fragmented with multiple overseas and domestic producers and no established leader. Currently, the industry lacks national product standards, which will be needed because of the legislation requiring heat meters for all residential and commercial spaces. We seek to become an integral player in the establishment of national heat meter standards and a leading supplier of heat meters in China.

Seasonality

We typically experience significantly stronger sales in the third and fourth calendar quarters with up to 70% of our revenue generated during the winter season in China. Our quarterly revenues may fluctuate significantly due to the seasonal nature of central heating services in China, where the equipment used in residential buildings must be delivered and installed prior to the beginning of the heating season in late fall. We believe that as we expand our presence into other industries and sectors, this seasonality will be partially mitigated.

Employees

As of December 31, 2009 we had approximately 570 full-time employees and approximately 130 seasonal employees.

We maintain strong ties with our employees and staff and retention is stable. Our employee contracts adhere to both State and Provincial employment regulations and all social security regulations. All compensation, including social insurance, is paid in a timely manner to authorities and employees. There have been no disputes to date and there are no collective bargaining agreements.

Our sales personnel are eligible to receive annual bonuses based on pre-established sales targets. Production employees are also eligible for annual bonuses based on product quality ratios, customer complaint ratios, new product invention and product inventory.

Legal Proceedings

SmartHeat may occasionally become involved in various lawsuits and legal proceedings, arising in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse affect on our business, financial conditions, or operating results. SmartHeat is currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A.   Risk Factors

Our business and an investment in our securities are subject to a variety of risks.  The following risk factors describe the most significant events, facts or circumstances that could have a material adverse effect upon our business, financial condition, results of operations, ability to implement our business plan, and the market price for our securities.  Many of these events are outside of our control. The risks described below are not the only ones facing our company.  Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations.  If any of these risks actually occurs, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

 Risks Related to Our Business

 Our relationship with Sondex has substantially contributed to our business and its growth.

We are an authorized dealer of Sondex PHE plates in China. Sondex is one of the world’s leading PHE and PHE plate manufacturers. We currently sell PHEs under our own Taiyu brand or upon demand under the Sondex brand, and our PHE Units are sold under our own Taiyu brand only. We believe our ability to provide Sondex-branded PHEs has contributed to our reputation for high quality products. Prior to our acquisition of Siping Beifang on May 27, 2009,  we sourced all of our PHE plates, important raw elements used in both PHEs and PHE Units, from Sondex. However, our recent acquisition of the plant, machinery and land use rights of Siping Beifang, along with our internal R&D efforts, now enable us to produce our own plates for our heat exchangers, which we believe will significantly reduce our reliance on Sondex-supplied plates. We cannot assure you our products will be as well received in the marketplace or that we will be able to produce sufficient quantities to meet demand. If our relationship with Sondex were to terminate, we would be required to either manufacture plates ourselves and/or procure plates from other third-party sources, of which we believe there are several alternate suppliers that meet our volume and quality standards. Currently, we cannot guarantee our ability to manufacture sufficient plates or that we will be able to secure supply of plates from third-party sources on acceptable terms and in a timely fashion. Accordingly, termination of our Sondex relationship may present risks to our business, revenues and operations until we secure alternate and comparable sources of supply.

The markets we serve are subject to seasonality and cyclical demand, which could harm our business and make it difficult to project long-term performance.

Demand for our products depends in large part upon the level of capital and maintenance expenditures of our customers and the end users. These expenditures have historically been cyclical in nature and vulnerable to economic downturns. Decreased capital and maintenance spending by our customers could have a material adverse effect on the demand for our products and our business, financial condition and results of operations. In particular, an economic slowdown in the domestic economy may result in reduced orders for PHEs from the steel processing and petrochemical sectors and lower orders for PHE Units from the HVAC sector. To date, the Company has not been adversely affected by these trends and, given the current demand visibility, we do not currently foresee weakening in the demand for our products in the next year. However, the historically cyclical nature of the demand for our products limits our ability to make accurate long-term predictions about our performance. Changing world economic and political conditions may also reduce the willingness of our customers and prospective customers to purchase our products and services. The seasonality of our business results in significant operational challenges to our production and inventory control functions.

We derive a substantial part of our revenues from several major customers. If we lose any of these customers or they reduce the amount of business they do with us, our revenues may be seriously affected.

Our ten largest customers accounted for 47% of our revenues for the fiscal year ended December 31, 2009. Our largest customer accounted for 7% of our revenues in the fiscal year ended December 31, 2009. These customers may not maintain the same volume of business with us in the future. If we lose any of these customers or they reduce the amount of business they do with us, our revenues and profitability may be seriously affected.

Our accounts receivables remain outstanding for a significant period of time, which has a negative impact on our cash flow and liquidity.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date. We may experience payment delays from time to time, which range from 1 month to 3 months from the due date. While these payment delays are very common in the heating manufacturing industry in China and historically our collections have been reasonably assured, such delays cause capital to be tied up in inventories, which may result in pressure on our cash flows and liquidity. In 2008, we had accounts receivable turnover of 3.6, with days sales outstanding of 136 and inventory turnover of 3.1 on an annualized basis. In 2009, we had accounts receivable turnover of 3.6 with days sales outstanding of 146 and inventory turnover of 6.2 on an annualized basis.

We acquire most of the components for the manufacture of our products from a limited number of suppliers.

We acquire most of the components for the manufacture of our products from a limited number of suppliers. For us to have our products manufactured, these components must be available when needed, at the right level of quality, and at the right price. If we are unable to so obtain these components, we would experience delays in manufacturing our products and our financial results could be adversely affected. Suppliers of some of these components require us to place orders with significant lead-time to assure supply in accordance with our requirements. Certain of these suppliers are currently the sole source of one or more components upon which we are dependent and alternative sources would not be available for those components unless we were to redesign our products. Other components could be obtained from alternate suppliers without redesign, but only at higher prices than we currently pay or for delivery later than required by our production schedule. We maintain a relatively small inventory of component parts for resale and our parts services business would suffer if the supply of replacement parts was reduced or terminated by our suppliers. If suppliers are not able to provide these critical components on the dates and at the prices scheduled, we may not be able to promptly and cost-effectively manufacture our products to meet customer orders, which could harm our credibility and the market acceptance and sales of our products. Increased costs associated with supplied materials or components could increase our costs and reduce our profitability if we are unable to pass these cost increases on to our customers.

We are a major purchaser of certain goods and raw materials that we use in the manufacturing process of our products, and price changes for the commodities we depend on may adversely affect our profitability.

Our profitability generally depends upon the margin between the cost to us of certain goods used in the manufacturing process, such as plates, pumps, water tanks, sensors, controlling systems and other raw materials as well as our fabrication costs associated with converting such goods and raw materials compared to the selling price of our products, and the overall supply of raw materials. It is our intention to base the selling prices of our products upon the associated raw materials costs to us. However, we may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of the raw materials through to our customers. Although we are currently able to obtain adequate supplies of raw materials, it is impossible to predict future availability or cost. With the rapid growth of China’s economy, the demand for certain raw materials is great while the supply may be more limited. This may affect our ability to secure the necessary raw materials in a cost-effective manner for production of our products at the volume of purchase orders that we anticipate receiving. The inability to offset price increases of raw materials by sufficient product price increases, and our inability to obtain raw materials, would have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

We may experience material disruptions to our manufacturing operations.

While we seek to operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities, a material disruption at one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial results. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	prolonged power failures;

•	equipment failures;

•	disruptions in the transportation infrastructure including roads, bridges, railroad tracks;

•	fires, floods, earthquakes or other catastrophes; and

•	other operational problems.

We cannot be certain that our product innovations and marketing successes will continue.

We believe our past performance has been based on, and our future success will depend, in part, upon our ability to continue to improve our existing products through product innovation and to develop, market and produce new products. We cannot assure you we will be successful in introducing, marketing and producing any new products or product innovations, or that we will develop and introduce in a timely manner innovations to our existing products which satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

Our technology may not satisfy the changing needs of our customers.

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

We may not be able to keep pace with rapid technological changes and competition in our industry.

While we believe we have hired or engaged personnel and outside consultants who have the experience and ability necessary to keep pace with advances in technology, and while we continue to seek out and develop "next generation" technology through our research and development efforts, there is no guarantee we will be able to keep pace with technological developments and market demands in this evolving industry and market. In addition, our industry is highly competitive. Although we believe we have developed strategic relationships to best penetrate the China market, we face competition from other manufacturers of products similar to our products. Some of our competitors' advantages over us in the areas of products, marketing and services include the following:

•	Substantially greater revenues and financial resources;

•	Stronger brand names and consumer recognition;

•	The capacity to leverage marketing expenditures across a broader portfolio of products;

•	Pre-existing relationships with potential customers;

•	More resources to make acquisitions;

•	Lower labor and development costs; and

•	Broader geographic presence.

We will face different market dynamics and competition if we expand our market to other countries. In some international markets, our future competitors would have greater brand recognition and broader distribution than we have. We may not be as successful as our competitors in generating revenues in international markets due to our inability to provide products that are attractive to the markets in other countries, the lack of recognition of our brand, and other factors. As a result, any international expansion efforts could be more costly and less profitable than our efforts in the domestic market in China.

Our products may contain defects, which could adversely affect our reputation and cause us to incur significant costs.

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

Due to the nature of our business and products, we may be liable for damages based on product liability and warranty claims.

Due to the high pressures and temperatures at which many of our products are used, and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad consumer use, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury, property damage or economic loss. We believe we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We have been subject to claims in the past, none of which have had a material adverse effect on our financial condition or results of operations, and we may be subject to claims in the future. Although we currently maintain product liability coverage, which we believe is adequate for the continued operation of our business, such insurance may become difficult to obtain or may become unobtainable in the future on terms acceptable to us and may not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions, in excess of our insurance coverage or a significant warranty claim or series of claims against us could materially decrease our liquidity and impair our financial condition.

We may experience delays in launching our products, which would negatively impact our position in the marketplace.

We may experience delays in bringing new products to market, due to design, manufacturing or distribution problems. Such delays could adversely affect our ability to compete effectively and may adversely affect our relationship with our customers. Any such delays would adversely affect our revenues and our ability to become profitable.

If we are not able to manage our growth, we may not remain profitable.

Our success will depend on our ability to expand and manage our operations and facilities. There can be no assurance we will be able to manage our growth, meet the staffing requirements for our business or for additional collaborative relationships or successfully assimilate and train new employees. In addition, to manage our growth effectively, we may be required to expand our management base and enhance our operating and financial systems. If we continue to grow, there can be no assurance that the management skills and systems currently in place will be adequate or that we will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

Our business could be subject to environmental liabilities.

As is the case with manufacturers of similar products, we use certain hazardous substances in our operations. Currently, we do not anticipate any material adverse effect on our business, revenues or results of operations, as a result of compliance with Chinese environmental laws and regulations. However, the risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

If we lose our key personnel or are unable to attract and retain additional qualified personnel, the quality of our services may decline and our business may be adversely impacted.

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

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting, disclosure controls, and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC thereunder. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

Capital requirements are difficult to plan in our rapidly changing industry. Although we currently expect to have sufficient funding for the next 12 months, we expect we will need additional capital to fund our future growth.

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

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. There is no assurance we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to our existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

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

We may be subject to claims that we have infringed the proprietary rights of others, which could require us to obtain a license or change our designs.

Although we do not believe any of our products infringe the proprietary rights of others, there is no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business. Regardless of whether any such claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force us to change our designs.

Risks Related to Doing Business in China

PRC regulations relating to mergers, offshore companies and Chinese stockholders, if applied to us, may limit our ability to operate our business as we see fit.

PRC regulations govern the process by which we may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, these regulations require Chinese parties to make a series of applications and supplemental applications to various government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to PRC regulations, our ability to engage in business combination transactions in China through our Chinese subsidiaries has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate transactions that are acceptable to us or sufficiently protective of our interests.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

We operate in the PRC through our Wholly Foreign Owned Enterprise (“WFOE”) status initially approved by the local office of the PRC Ministry of Commerce (“MOFCOM”). However, we cannot warrant that such approval procedures have been completely satisfied due to a number of reasons, including changes in laws and government interpretations. If we lose our WFOE status for any reason, our business in China may be negatively impacted.

Our operating entities in the PRC have received initial MOFCOM approval as WFOEs and there may be conditions subsequent to complete and maintain such status. We believe we have satisfied MOFCOM’s approval procedures for having obtained such status. However, MOFCOM’s approval procedures or interpretations of its approval procedures may be different from our understanding or may change. As a result, if we lose our WFOE status for any reason, there may be a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

If we fail to satisfy an enlarged contribution of capital requirement at our PRC subsidiaries, our business in China will be adversely affected.

We are required to contribute RMB 53 million (US$ 7.8 million) as additional contribution of capital to our PRC subsidiaries by July 2010. As of December 31, 2009 we have contributed a total of RMB 28 million to our PRC subsidiaries. We expect the remaining RMB 25 million contribution will be completed by July 2010. Under PRC laws, shareholders of a foreign-invested enterprise are required to contribute capital to satisfy the registered capital requirement of the foreign-invested enterprise within a period of not more than two years from the date when the foreign-invested enterprise’s license to conduct business is initially granted. The relevant PRC government agencies may grant an additional three-month grace period. If the shareholders are unable to complete the capital contribution within the grace period, the business license of the foreign-invested enterprise may be revoked by the PRC government. Further, until such contribution of capital is satisfied, the foreign-invested enterprise is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration for Foreign Exchange (“SAFE”).

We are subject to economic and political risks in China over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

Our business is conducted in China. Doing business outside the U.S., particularly in China, subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in U.S. and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter our business practice in time to avoid the possibility of reduced revenues.

Substantially all of our assets are located in China and all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

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

We may have difficulty establishing adequate management, legal and financial controls in China.

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

Our bank accounts are not insured or protected against loss.

We maintain our cash with various banks and trust companies located in China. Our cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

As we have limited business insurance coverage in China, any loss which we suffer may not be insured or may be insured to only a limited extent.

The insurance industry in China is still in an early stage of development and insurance companies located in China offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States .

Tax laws and regulations in China are subject to substantial revision, some of which may adversely affect our profitability.

The Chinese tax system is in a state of flux, and it is anticipated that China's tax regime will change in the coming years. Tax benefits we presently enjoy may not be available in the wake of these changes, and we could incur tax obligations to our government that are significantly higher than anticipated. These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

Certain tax exemptions that we presently enjoy in China are scheduled to expire over the next several years.

As a substantial portion of our operations are located in a privileged economic zone, we are entitled to certain tax benefits. When these exemptions expire, our income tax expenses will increase, reducing our net income below what it would be if we continued to enjoy these exemptions.

We may face judicial corruption in China.

Another obstacle to foreign investment in China is corruption. There is no assurance we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through China's poorly developed and sometimes corrupt judicial systems.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the U.S. and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the U.S. and China, whether or not directly related to our business, could reduce the price of our common stock.

China could change its policies toward private enterprise or even nationalize or expropriate private enterprises.

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

Uncertainties with respect to the Chinese legal system could limit legal protections available to us.

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

Limitations on the ability of our operating subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business and fund our operations.

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

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents and registration requirements for employee stock ownership plans or share option plans may subject our China resident shareholders to personal liability and limit our ability to acquire Chinese companies or to inject capital into our operating subsidiaries in China, limit our subsidiaries’ ability to distribute profits to us, or otherwise materially and adversely affect us.

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

In addition, the National Development and Reform Commission ("NDRC") promulgated a rule in October 2004 (the “NDRC Rule”), which requires NDRC approvals for overseas investment projects made by PRC entities. The NDRC Rule also provides that approval procedures for overseas investment projects of PRC individuals must be implemented with reference to this rule. However, there exist extensive uncertainties in terms of interpretation of the NDRC Rule with respect to its application to a PRC individual’s overseas investment, and in practice, we are not aware of any precedents that a PRC individual’s overseas investment has been approved by the NDRC or challenged by the NDRC based on the absence of NDRC approval. Our current beneficial owners who are PRC individuals did not apply for NDRC approval for investment in us. We cannot predict how and to what extent this will affect our business operations or future strategy. For example, the failure of our shareholders who are PRC individuals to comply with the NDRC Rule may subject these persons or our PRC subsidiary to certain liabilities under PRC laws, which could adversely affect our business.

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

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

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

 We face risks associated with currency exchange rate fluctuations; any adverse fluctuation may adversely affect our operating margins.

Almost all of our revenues are denominated in Renminbi. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. If the exchange rate of the Renminbi is affected by lowering its value as against the U.S. dollar, our reported profitability when stated in U.S. dollars will decrease. Historically, we have not engaged in exchange rate hedging activities and have no current intention of doing so.

We may not be able to adequately protect our technology and other proprietary rights.

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

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Our executive officers and several of our directors, including the chairman of our Board of Directors, are Chinese citizens. It may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, because our operating subsidiaries and assets are located in China, it may be extremely difficult or impossible for you to access those assets to enforce judgments rendered against us or our directors or executive offices by U.S. courts. In addition, the courts in China may not permit the enforcement of judgments arising out of U.S. federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of U.S. securities laws.

Risks Related to Our Securities

The market price for our common stock may be volatile.

The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, in addition to the risk factors incorporated by reference herein, our quarterly operating results or the operating results of other companies in our industry, announcements by us or our competitors of acquisitions, new products, product improvements, commercial relationships, intellectual property, legal, regulatory or other business developments and changes in financial estimates or recommendations by stock market analysts regarding us or our competitors. In addition, the stock market in general, and the market for companies based in China in particular, has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated or disproportionate to their operating performance. These broad market fluctuations may have a material adverse effect on our stock price, regardless of our operating results. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price.

Our quarterly results may be volatile.

Our operating results have varied on a quarterly basis during our operating history and are likely to fluctuate significantly in the future. Many factors, including the risk factors incorporated by reference herein, could cause our revenues and operating results to vary significantly in the future. Many of these factors are outside of our control. Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Investors should not rely on the results of one quarter as an indication of our future performance. If our results of operations in any quarter do not meet analysts’ expectations, our stock price could materially decrease.

Future sales of our stock could depress the market price of our common stock.

Future sales of shares of our common stock could adversely affect the prevailing market price of our stock. If our significant stockholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could significantly decline. Moreover, the perception in the public market that stockholders might sell shares of our stock could depress the market for our shares.

 Our principal stockholder has the ability to exert significant control in matters requiring a stockholder vote and could delay, deter or prevent a change of control in our company.

As of December 31, 2009, Mr. Jun Wang, our Chief Executive Officer and our largest stockholder, beneficially owned 10.38% of our outstanding shares. Mr. Wang possesses significant influence over us, giving him the ability, among other things, to effectively control the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. Wang, we could be prevented from entering into potentially beneficial transactions if they conflict with our major stockholder’s interests. The interests of this stockholder may differ from the interests of our other stockholders.

We have provisions in our articles of incorporation that substantially eliminate the personal liability of members of our board of directors for violations of their fiduciary duty of care as a director and that allow us to indemnify our officers and directors. This could make it very difficult for you to bring any legal actions against our directors for such violations or could require us to pay any amounts incurred by our directors in any such actions.

Pursuant to our articles of incorporation, members of our board of directors will have no liability for violations of their fiduciary duty of care as a director, except in limited circumstances. This means that you may be unable to prevail in a legal action against our directors even if you believe they have breached their fiduciary duty of care. In addition, our certificate of incorporation allows us to indemnify our directors from and against any and all expenses or liabilities arising from or in connection with their serving in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

Because we obtained our present operations by means of a "reverse acquisition," we may not be able to attract the attention of major brokerage firms.

There may be risks associated with our use of a "reverse acquisition" to obtain our present operations. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on our behalf.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our stockholders.

Our articles of incorporation authorize the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. There are approximately 42,087,434 authorized and unissued shares of our common stock which have not been reserved and are available for future issuance. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

•	may significantly reduce the equity interest of our existing stockholders; and

•	may adversely affect prevailing market prices for our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

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

 Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.      Properties

Until recently, we conducted all of our manufacturing activities at our Shenyang plant. Our headquarters and these manufacturing facilities are located in Shenyang's Economic and Technological Development Zone, Shenyang City, Liaoning Province, PRC.  We own two buildings, which include our office headquarters and primary manufacturing facilities.  We have been granted the right to use the land in Shenyang by the Municipal administration of state-owned land through June 2055.

In addition to the two buildings in Shenyang, we own 16 vehicles, 5 dual beam cranes and other special equipment.

On September 25, 2008 we acquired SanDeKe, a PHE manufacturing company located in the Pudong district, Shanghai. SanDeKe leases a manufacturing facility and business offices. Additionally, on May 27, 2009 we acquired the plant, machinery and land use rights of Siping Beifang, a major PHE manufacturer in China. Today, we currently operate the following three manufacturing facilities:

Location	Square Feet	Owned/Leased
Shenyang (Taiyu)	210,137	Owned
Pudong (SanDeKe )	13,450	Leased
Siping Beifang	269,000	Owned
Total	492,587

We believe our facilities are adequate for our current operations for fiscal 2010.

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

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On April 22, 2008, our common stock became eligible for quotation on the OTC Bulletin Board under the symbol “SMHT.”  On January 29, 2009, our common stock was listed on the NASDAQ Stock Market under the symbol “HEAT” and was subsequently listed on the NASDAQ Global Market on March 10, 2009.  The following table sets forth the range of the high and low sales prices of our common stock for each quarter (or portion thereof) beginning on April 22, 2008 and ending on December 31, 2009 as reported by the OTC Bulletin Board for the period beginning on April 22, 2008 to January 28, 2009 and as reported on the NASDAQ Stock Market from January 29, 2009 to March 9, 2009 and on the NASDAQ Global Market thereafter.

Fiscal 2008	High	Low

First Quarter (through March 31, 2008)	N/A	N/A
Second Quarter (April 22, 2008 - June 30, 2008)	$4.60	$2.00
Third Quarter (through September 30, 2008)	$4.75	$4.50
Fourth Quarter (through December 31, 2008)	$6.50	$2.25

Fiscal 2009	High	Low

First Quarter (through March 31, 2009)	$6.20	$5.50
Second Quarter (through June 30, 2009)	$8.00	$5.01
Third Quarter (through September 30, 2009)	$12.79	$5.76
Fourth Quarter (through December 31, 2009)	$17.27	$8.60

Holders of Record

On March 30, 2010 there were approximately 43 stockholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of stockholders and we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have not paid and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future, and we currently intend to retain future earnings, if any, to finance the expansion of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

Securities authorized for issuance under equity compensation plans

During the years ended December 31, 2009 and 2008 we did not have a formal equity compensation plan in effect.  We granted two independent directors options to purchase an aggregate of 20,000 shares of common stock during the year ended December 31, 2008.  One of these directors forfeited his right to unvested options to purchase an aggregate of 6,667 upon his resignation. We did not grant any other equity based compensation awards during the years ended December 31, 2009 and 2008.

The following table provides aggregate information as of December 31, 2009 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders	13,333	$4.60	-0-
Total	13,333	$4.60	-0-

Recent Sales of Unregistered Securities

Previously disclosed in filings with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common stock during 2009.

Item 5.      Selected Financial Data

Not applicable.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” anticipate,” believe,” estimate,” continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Annual Report we will refer to SmartHeat Inc. as "SmartHeat," the "Company," "we," "us," and "our."

Item 6.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in the State of Nevada on August 4, 2006 under the name Pacific Goldrim Resources, Inc. as an exploration stage corporation that intended to engage in exploration for silver, lead and zinc. On April 14, 2008 we changed our name to SmartHeat Inc. and acquired all of the equity interests in Shenyang Taiyu Machinery & Electronic Equipment Co, Ltd. (“Taiyu”), a privately held company formed under the laws of China engaged in the design, manufacture, sale and servicing of plate heat exchange products in China (“PHE”). After the relevant PRC government agency approved our subscription of 71.6% of the registered capital increase of Taiyu on July 29, 2008, PRC approval of Taiyu becoming a wholly-owned subsidiary of SmartHeat was obtained on June 3, 2009, when the transfer by the three original owners of Taiyu of their remaining 28.4% ownership of Taiyu to SmartHeat was officially recognized.

Prior to our acquisition of Taiyu, we were a development stage business with minimal operations. We had no interest in any property, but had the right to conduct exploration activities on 13 mineral title cells covering 27,027 hectares (66,785 acres) in the Slocan Mining Division of southeastern British Columbia, Canada. In connection with the acquisition of Taiyu, we transferred all of our pre-closing assets and liabilities (other than the obligation to pay a $10,000 fee to the Company’s audit firm) to a wholly-owned subsidiary and sold all of the outstanding capital stock of that subsidiary to our former director and officer in exchange for the surrender of  2,500,000 shares of our common stock held by the former director and officer.

Taiyu was formed in July 2002 under the laws of China and is headquartered in Shenyang City, Liaoning Province, China. As a result of our acquisition of Taiyu, we are a leading provider of plate heat exchange products to China's industrial, residential, and commercial markets, specializing in the manufacturing, sale, research, and servicing of PHEs, PHE Units and heat meters for a broad range of industries such as petroleum refinement, petrochemicals, power generation, metallurgy, food & beverage, and chemical processing. We sell PHEs under both our Taiyu brand as well as  Sondex brand name while our PHE Units are custom designed by our own in house engineers and sold under our own Taiyu brand name.

As an expansion of our business, we acquired SanDeKe Co., Ltd. (“SanDeKe”), a Shanghai-based manufacturer of PHEs on September 25, 2008, and closed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd. on June 16, 2009 to acquire plant and equipment and land use rights to set up a new manufacturing facility under our newly incorporated subsidiary SmartHeat Siping Beifang Energy Technology Co., Ltd. (“SmartHeat Siping”).  On August 14, 2009, we formed a joint venture with total registered capital of RMB 10 million (US $1.46 million) in Beijing, named Beijing SmartHeat Jinhui Energy Technology Co., Ltd. (“Jinhui”), to expand our research, development, manufacturing and sales of plate heat exchangers in more regions of China.  We own 52% of the joint venture.

Our revenue is subject to fluctuations due to the timing of sales of high-value products, the impact of seasonal spending patterns, the timing and size of projects our customers perform, changes in overall spending levels in the industry and other unpredictable factors that may affect customer ordering patterns. Our revenues may fluctuate significantly due to the seasonal nature of central heating services in the People’s Republic of China (“PRC”), whereas, the equipment used in residential buildings must be delivered and installed prior to the beginning of the heating season in late fall.  Additionally, any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a sequential decline in quarterly revenue.   We have not been adversely affected by these trends or weaker demand from steel processing, petrochemical and HVAC. Moreover, the PRC government has recently passed an economic stimulus package and we believe that our sales will benefit from an increase in government spending on infrastructure as provided in this package.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe  the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

 Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, Taiyu, SanDeKe, SmartHeat Siping, a newly incorporated subsidiary in June of 2009, and Jinhui, a new joint venture formed in August of 2009. For purposes of this Report, "Company" refers collectively to SmartHeat, Taiyu, SanDeKe, SmartHeat Siping and Jinhui. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method with a 10% salvage value and estimated lives as follows:

Building	20 years
Vehicles	5 years
Office Equipment	5 years
Production Equipment	5 - 10 years

Revenue Recognition

Our revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480). Sales revenue is recognized when products are delivered, for PHE and heat meters, and for PHE units, when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Our agreements with our customers generally provide that 30% of the purchase price is due upon placement of an order, 30% is due upon delivery, 30% is due upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China,  payment of the final 10%  of the purchase price is due no later than the termination date of the standard warranty period which ranges from 3 to 24 months from the acceptance date.

Our standard warranty is provided to all customers and is not considered an additional service; rather it is integral part of the product sale. We believe the existence of the standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21 (codified in FASB ASC Topic 605-25) separation and allocation model for a multiple deliverable arrangement. SFAS5(codified in FASB ASC Topic 450) specifically address the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes SFAS 5. We believe accounting for our standard warranty pursuant to SFAS 5 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted ASU No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 , “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. SFAS 165 requires public entities evaluate subsequent events through the date that the financial statements are issued.

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

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	2009		2008
	$	% of Sales	$	% of Sales
Sales	82,563,869		32,676,082
Cost of sales	53,467,805	64.8%	21,717,735	66.5%
Gross Profit	29,096,064	35.2%	10,958,347	33.5%
Operating Expenses	10,920,865	13.2%	3,416,670	10.5%
Income from Operations	18,175,199	22.0%	7,541,677	23.0%
Other Income (Expenses), net	113,835	(0.1)%	93,289	0.3%
Income tax expense	2,858,186	3.5%	1,293,660	4.0%
Noncontrolling interest	(11,681)	0%	5,966	0%
Net Income	15,442,529	18.7%	6,335,340	19.4%

Sales. Net sales during the year ended December 31, 2009 were $82.56 million, while our net sales for   2008 were $32.68 million, an increase of $49.89 million, or 153%. The increase in sales was attributable to an increase in our sales volume, with selling price determined based on our standard profit margin rate. We have a strict review process for approving each sales contract, especially with respect to the determination of a selling price.  Sales price under each contract is determined in proportion to our estimated cost in order to ensure our gross profit.  Our selling price varies on each sale, which depends mainly on each customer’s specific needs and our negotiation of the contract amount and term. During the year ended December 31, 2009, we’ve recognized $5.26 million of  revenue or 6.4% of the total from contracts that we’ve previously signed. We have been continuously expanding the heat-supply market in more regions as a result of the PRC government’s economic stimulus plan stressing increasing domestic infrastructure construction. Our sales from the traditional heat-supply industry was approximately $37.62 million or 45.6% of the total sales.  We have also developed new customers in other industries like chemical engineering, electric power, metal smelting, etc. which accounted for $25.42 million or 30.7% of our total sales. Our sales of heat meters have increased to $7.98 million, from approximately $710,000 in 2008, an increase of 1024%. Sales of heat meters accounted for 9.7% of the total sales during 2009. In addition, since July of 2009, the new subsidiary SmartHeat Siping began operations and brought us additional sales of $6.28 million or 7.6% of total sales. We believe our sales will continue to grow because we are strengthening our sales efforts by hiring more sales personnel, increasing sales channels, and improving the quality of our products.

Cost of Sales.  Cost of sales for the year ended December 31, 2009 was $53.47 million, while our cost of sales for 2008 was $21.72 million, an increase of $31.75 million, or 146%.  Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead costs. The increase in cost of sales is attributed to the increase of production and sales volume in 2009. Cost of sales as a percentage of sales was 64.8% for 2009 and 66.5% for 2008. The decrease in cost of sales as a percentage of sales was mainly due to the stable raw material cost compared to the cost in 2008, improved economies of scale on fixed costs as a result of increased production, and our continuous improvement on control of the manufacturing costs. We believe our cost of sales will remain stable as a result of our current pricing strategy and the continued improvement in the efficiency of our manufacturing facility.

Gross Profit.  Gross profit was $29.10 million for the year ended December 31, 2009, compared to $10.96 million for 2008, representing gross margins of 35.2% and 33.5%, respectively.  The increase in our gross profits and gross profit margin was mainly due to the decrease of cost of goods sold as a percentage of sales while the Company’s sales activities increased.

Operating Expenses.  Operating expenses consisted of selling, general and administrative expenses totaled $10.92 million for the year ended December 31, 2009, compared to $3.42 million for 2008, an increase of $7.50 million or 219%.  The increase in operating expenses was mainly due to a proportional increase in payroll, insurance, and employee welfare and travel expenses with our increased sales and production; as well as the increase in audit, legal, consulting and filing expenses in connection with the Company being public in the United States since April 2008.  In addition, a one-time charge of approximately $110,000 occurred in the first quarter of 2009 as a result of failure to declare the effectiveness of the Registration Statement within 180 days of the final closing of the offering.

Net Income.  Our net income for the year ended December 31, 2009 was $ 15.44 million compared to $6.34 million for 2008, an increase of $ 9.10 million or 144%.  Net income as a percentage of sales is  18.7% in 2009 which is same as 2008. This increase in net income was attributable to economies of scale combined with rapid growth in revenue and efficiency of operations, and lower income tax rate of 15% for Taiyu effective January 1, 2009, down from 18% for 2008.  Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Liquidity and Capital Resources

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

As of December 31, 2009, we had cash and cash equivalents of $48.97 million. Working capital was $88.28 million at December 31, 2009. The ratio of current assets to current liabilities was 6.00:1 at December 31, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2009 and 2008:

	2009	2008
Cash provided by (used in):
Operating Activities	$(19,584,349)	$(761,033)
Investing Activities	(1,609,944)	(507,110)
Financing Activities	68,775,920	2,307,620

Net cash flow used in operating activities was $19,584,349 million in 2009, as compared to net cash flow used in operating activities of $761,033 in 2008. The increase in net cash flow used in operating activities during 2009 was mainly due to increases in accounts receivable, other receivable and retentions receivable despite a significant increase of net income, the significant amount in accounts receivable was due to the rapid increase in our sales with most of our accounts receivables aging within one year from the sales recognition date. We’ve also increased payment for advance to suppliers and inventory for being readiness for the increased demand of our products.

Net cash flow used in investing activities was $1,609,944 in 2009, compared to net cash used in investing activities of $507,110 in 2008.  The increase of net cash flow used in investing activities in the 2009 was mainly due to purchase of fixed assets for SmartHeat Siping and increase in restricted cash which was mainly the deposits from customers for securing payment from customers and the deposits the Company paid to a commercial bank for the bank issuing the bank acceptance to its vendors.

Net cash flow provided by financing activities was $68,775,920 in 2009 as compared to net cash provided by financing activities of $2,307,620 in 2008.  The increase of cash inflow was mainly due to net proceeds of $65 million from issuing new common stock through a public offering completed in September of 2009, proceeds from the bank loans of $4.55 million and repayment to bank loans of $1.87 million, and cash contribution from noncontrolling interest of $0.71 million.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% is due upon delivery and 30% is due upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period which ranges from 3 to 24 months from the acceptance date. Our receipts for payment on our products depend on the complexity of the equipment ordered which impacts manufacturing, delivery, installation and testing times and warranty periods. For example, PHEs are less complex than PHE units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We may experience payment delays from time to time with a range from 1 month to 3 months from the due date; however, we do not believe the delays have significant negative impact on our liquidity as the payment delays are very common in heating manufacturing industry in China, and the collection of payment can be reasonably assured based on our historical collection experience. Our accounts receivable turnover and inventory turnover are relatively low, and days sales outstanding ratio relatively high. Consequently, collection on our sales is rather slow and capital is tied up in inventories which may result in pressure on cash flows. For 2009, we had accounts receivable turnover of 3.63 on an annualized basis, with days sales outstanding of 146 and inventory turnover of 6.16 on annualized basis. For 2008, we had accounts receivable turnover of 3.58 on an annualized basis, with days sales outstanding of 134 and inventory turnover of 3.09 on annualized basis. The low accounts receivable turnover and high days outstanding is due to the seasonality of the Company’s sales. Approximately 70% of the Company’s revenue is generated in the third and 4th quarters. In addition, customers usually do not pay on due dates which is normal in the heating manufacturing business in China.

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

We recognize the final 5-10% of the purchase price as a Retention Receivable which is due no later than the termination of our warranty period.  The deferral of the final payment is a common practice in the heating manufacturing business in China.  Sometimes our customers are required to deposit 5%-10% of the sales price on high value products like an assembled heat exchanger unit or the main part of a plate heat exchanger into designated bank accounts as restricted cash for securing the payment after such period expires.  Based on our historical experience, there have been no defaults on such deferrals.  Therefore, we believe the potential risks and uncertainty associated with defaults on such receivables are not material.

Recent Developments

Under the terms of the Registration Rights Agreement for a private placement offering in September of 2008, the Company was required to file a Registration Statement registering the common stock and common stock underlying the warrants with the Securities and Exchange Commission (the “SEC”) within 60 days of the closing of the private placement offering. The Registration Statement must be declared effective by the SEC within 180 days of the final closing of the offering or the Company will be subject to penalties as described below. Subject to certain grace periods, the Registration Statement must remain effective and available for use until the investors can sell all of the securities covered by the Registration Statement without restriction pursuant to Rule 144. If the Company failed to meet the filing or effectiveness requirements of the Registration Statement, it is required to pay liquidated damages of 2% of the aggregate purchase price paid by such investor for any Registrable Securities then held by such investor on the date of such failure and on each anniversary of the date of such failure until such failure is cured.

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

Contractual Obligations

The Company was obligated for the following short term loans payable as of December 31, 2009 and 2008:

	2009	2008
From a commercial bank in the PRC for 30,000,000 RMB. Of which, 17,000,000 RMB was entered into on April 22, 2009 and is due on April 22, 2010. 13,000,000 RMB was entered into on June 12, 2009 and is due on June 12, 2010. These loans currently bear interest at 5.576%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for this loan.	$4,393,544	$-

From a commercial bank in the PRC for 6,000,000 RMB. This loan was entered into on Apr 28, 2007 and was due on Apr 12, 2008. This loan was renewed on Apr 12, 2008. The Company repaid loan in April of 2009.	-	877,886

Short term loans during 2006 and 2007 with a third party company in the PRC for total of 10,300,000 RMB. Some of the loans matured during 2008 and some of the loans are payable on demand. These loans bore variable interest at 8.591% for 2009 and 2008. The Company repaid RMB 2,600,000 in 2008, RMB 2,700,000 in April of 2009, and RMB 5,000,000 in December of 2009.	-	1,126,621

One year loan on July 1, 2008 with another third party company in the PRC for total of 3,000,000 RMB. This loan was renewed and due December 31, 2009 with interest of 8.591%. The Company repaid loan in December of 2009.	-	438,943

	$4,393,544	$2,443,450

Item 6A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 7.      Financial Statements and Supplementary Data

The financial statements, together with the report thereon of SmartHeat Inc., appear in a separate section of this report beginning on page F-1.

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2009. Based on that evaluation, the CEO and CFO concluded the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company carried out an evaluation of the effectiveness as of December 31, 2009, of the design and operation of its internal control over financial reporting pursuant to Rule 13a-15 of the Exchange Act, which was conducted under the supervision and with the participation of the Company's CEO and CFO. This evaluation was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled "Internal Control—Integrated Framework". Based upon this evaluation, the Company's CEO and CFO concluded that the Company's internal controls over financial reporting are effective as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.   Other Information

Submission of Matters to a Vote of Security Holders

At the Company’s 2009 Annual Meeting of Stockholders held on November 18, 2009, the following actions were taken:

The following directors were elected to serve until the 2010 Annual Meeting of Stockholders and until their successors are elected and qualified:

Name	Votes For	Votes Withheld	Votes Abstained
Mr. Jun Wang	21,455,001	320,732	52,957
Mr. Arnold Staloff	21,775,733	0	52,957
Mr. Weiguo Wang	21,775,733	0	52,957
Mr. Wenbin Lin	18,649,727	3,126,006	52,957
Mr. Xin Li	21,775,733	0	52,957

Proposal 2 to ratify the selection of Goldman Parks Kurland Mohidin, LLP as the Company’s independent registered public accounting firm for the 2009 fiscal year was approved by stockholders with 21,787,605 shares voting in favor of the proposal, 4,740 shares voting against the proposal and 36,345 shares abstaining.

Stockholder Proposals

Our 2010 Annual Meeting of Stockholders will be held on May 25, 2010 (China time) at our corporate offices, A-1 10, Street 7, Shenyang Economic and Technological Development, Shenyang, China commencing at 10:00 a.m. (China time). Stockholder proposals must be received by our Corporate Secretary no later than April 13, 2010 (China time) in order to be included in our proxy statement. Our determination of whether we will oppose inclusion of any proposal in our proxy statement and proxy will be made on a case-by-case basis in accordance with our judgment and the rules and regulations promulgated by the SEC. In addition, if a stockholder wishes to present a proposal at the 2010 Annual Meeting that will not be included in our proxy statement and the Company is not notified prior to April 13, 2010 (China time), then the proxies solicited by our management for the 2010 Annual Meeting will include discretionary authority to vote on the proposal in the event that it is properly brought before the meeting.

PART III

Item 9.   Directors, Executive Officers and Corporate Governance

Our executive officers and directors, and their ages, positions and biographical information, as of March 30, 2010, are as follows:

Name	Age	Position
Jun Wang	42	Chairman of the Board of Directors, President & Chief Executive Officer
Zhijuan Guo	45	Chief Financial Officer and Treasurer
Huajun Ai	39	Corporate Secretary
Xudong Wang	36	Vice President of Strategy and Development
Arnold Staloff	65	Director
Weiguo Wang	45	Director
Wenbin Lin	65	Director
Xin Li	38	Director

Our executive officers are elected annually by the board of directors and serve at the discretion of the board. Our directors hold office for one-year terms or until their successors have been elected and qualified.  There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel.

 Biographies

Jun Wang, Chairman of the Board of Directors, President & CEO

Mr. Wang was appointed as our Chairman of the Board of Directors, President and Chief Executive Officer on April 14, 2008. Mr. Wang founded Taiyu and was appointed Director, CEO and Chairman of Taiyu in 2002. Prior to that, Mr. Wang was the Assistant General Manager of Beijing HotNet Company, a large PHE components supplier in China. Mr. Wang gained substantial industry experience during his tenure as the sales manager at Honeywell China between 1996 and 1999. He started his professional career in 1994 as a Regional Sales Director at ALFA LAVAL, a global leader in the PHE industry. Mr. Wang earned a Master's Degree in Engineering from China's "MIT" - the renowned Tsinghua University. Mr. Wang is fluent in English.

 Zhijuan Guo, CFO & Treasurer

Ms. Guo was appointed as our Chief Financial Officer on April 14, 2008. Ms. Guo joined Taiyu in 2002 as Chief Financial Officer. Prior to that time, she served as the Production Planning Director of Shenyang Thermoelectric Co. Ltd. She obtained her MBA in Finance from Shenyang North Eastern University and served as the finance manager of a local Real Estate Development Firm from 1993 to 1999. From March 1999 to November 2000, she also served as Auditing Director of Shenyang Dongyu Group Corp.

Xudong Wang, Vice President of Strategy and Development

Mr. Wang joined SmartHeat on February 1, 2010 as our Vice President of Strategy and Development. Prior to that time, Mr. Wang served as Vice President (Greater China) for China US Bridge Capital Limited, an international financial firm. From June 2007 to April 2009, Mr. Wang served as the Chief Financial Officer of QKL Stores, Inc., a NASDAQ listed supermarket and department store chain in Northeast China. From April 2006 to May 2007, Mr. Wang served as Chief Financial Officer of ThyssenKrupp Presta Fawer Ltd., a Chinese subsidiary of a leading German manufacturing group. From April 2005 to April 2006, Mr. Wang served as the Financial Controller for Electronics, GmbH in Frankfurt, Germany. Mr. Wang earned his Master of International Business Administration from the University of Hamburg and his Bachelor of Accounting & Finance from the Shandong University of Finance.

Huajun Ai, Corporate Secretary

Ms. Ai was appointed as our Corporate Secretary on April 14, 2008. Ms. Ai joined Taiyu in 2002 as Corporate Secretary.  Prior to that time, from December 2000 to October 2002, she served as an accountant at Shenyang Dongyu International Trade Co., Ltd.  From July 1994 to November 2000, Ms. Ai served as an accountant at Northeast Jin Cheng Industrial Corp.  Ms. Ai obtained her Bachelor's degree in Foreign Trade Accounting from Shenyang North Eastern University in 1994.

Arnold Staloff, Director

Mr. Staloff has served as the Chairman of Audit Committee for each of Shiner International, Inc. since 2007; AgFeed Industries, Inc. since 2007 and Deer Consumer Products Inc. since 2009. From December 2005 to May 2007, Mr. Staloff served as Chairman of the Board of SFB Market Systems, Inc., a New Jersey-based company that provides technology solutions for the management and generation of options series data. From March 2003 to December 2005, Mr. Staloff was an independent consultant. From June 1990 to March 2003, Mr. Staloff served as President and Chief Executive Officer of Bloom Staloff Corporation, an equity and options market-making firm and foreign currency options floor broker. Additionally, Mr. Staloff served on the Board of Directors of Lehman Brothers Derivative Products Inc. from 1998 until 2008 and Lehman Brothers Financial Products Inc. from 1994 until 2008. Mr. Staloff holds a Bachelor of Business Administration from the University of Miami. Mr. Staloff has been appointed as the Chairman of our Audit Committee and serves as a member of our Compensation Committee and Nominating and Corporate Governance Committee. Mr. Staloff has been a director of the Company since June 19, 2008.

 Weiguo Wang, Director

Dr. Wang serves as Assistant Secretary General of the China Standardization Committee on Boilers and Pressure Vessels, a position he has held since March 2005. Additionally, Dr. Wang has served as a Director of the China Special Equipment Inspection and Research Agency since January 2007 and Deputy General Manager of Boilers Standard (Beijing) Technology Services Center Co., Ltd. since March 2004. From July 2001 to December 2003, Dr. Wang was a teacher at Tianjin University, China. Mr. Wang holds a Bachelor’s degree in Mechanics, a Master’s degree in Fluid Mechanics and a PhD in Fluid Mechanics, all from Beijing University. Dr. Wang has been appointed as the Chairman of our Compensation Committee and serves as a member of our Audit Committee and Corporate Governance Committee.  Mr. Wang has been a director of the Company since June 19, 2008.

 Wenbin Lin, Director

Mr. Lin is one of the original founders of Taiyu in 2002. From December 2003 to October 2004, Mr. Lin served as Deputy Chairman and General Manager of Shenyang Huanggu Thermoelectricity Heating Inc. From November 2002 to December 2003, Mr. Lin served as Chairman and General Manager of Shenyang Heat Power Co. Ltd. From September 1999 to May 2002, Mr. Lin served as Chairman of Shenyang Thermoelectric Corp. From January 1991 to August 1999, Mr. Lin held a variety of positions within the government of Shenyang City in the PRC, including Director of the Economic Development & Reform Commission from February 1998 to August 1999, Director of Shenyang City’s Economics & Trade Commission from May 1995 to January 1998 and Deputy Director for the Economic Planning Commission from January 1991 to April 1995. Mr. Lin holds a Bachelor’s degree in Press Machinery from China's Anshan Steel Technical College. Mr. Lin has been appointed to each of the Compensation Committee and Nominating and Corporate Governance Committee of SmartHeat.  Mr. Lin has been a director of the Company since June 19, 2009.

Xin Li, Director

Mr. Li brings more than a decade of corporate governance and industrial operations management experience to SmartHeat. He is a renowned management consultant in China. He is currently the general manager of Beijing ShengGao Consulting Co., Ltd., a strategic advisory firm founded by him more than 10 years ago that focuses on providing strategic guidance and management training to global companies. He also serves as an independent director and chairs the audit and various governance committees at several large Chinese domestic companies not listed in the United States. Mr. Li is a prolific writer in strategies and management issues. He has authored several books in the areas of management science and strategic planning. Mr. Li is proficient in Mandarin Chinese and English. He has a MBA and is a Research Fellow at the Management Science Center of Beijing University. Mr. Li has been a director if the Company since July 29, 2009.

Legal Proceedings

During the past ten years, none of the Company’s directors or executive officers have been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

•
subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Board Leadership Structure and Role in Risk Oversight

Mr. Wang has served as our Chairman of the Board of Directors, Chief Executive Officer, and President since April 14, 2008. We continue to believe that our leadership structure is appropriate because Mr. Wang takes an active role in board functions and was one of the original founders of Taiyu in 2002, which is now a wholly-owned subsidiary of the Company. Under Mr. Wang’s leadership, our management team has executed a strategy that has significantly improved our earnings growth, cash flow stability, and competitiveness in the domestic Chinese market. We do not currently have a lead independent director.

Our board of directors delegates risk oversight to our Audit Committee, which considers and addresses risk management issues and concerns.

Audit Committee

We established our Audit Committee in June 2008. The Audit Committee consists of Messrs. Staloff and Li and Dr. Wang, each of whom is an independent director. Mr. Staloff, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions.

As more fully described in its charter, the functions of the Audit Committee include the following:

•	appointment of independent auditors, determination of their compensation and oversight of their work;

•	review the arrangements for and scope of the audit by independent auditors;

•	review the independence of the independent auditors;

•	consider the adequacy and effectiveness of the internal controls over financial reporting;

•	pre-approve audit and non-audit services;

•	establish procedures regarding complaints relating to accounting, internal accounting controls, or auditing matters;

•	review and approve any related party transactions;

•	discuss with management our major financial risk exposures and our risk assessment and risk management policies; and

•	discuss with management and the independent auditors our draft quarterly interim and annual financial statements and key accounting and reporting matters.

The board of directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is posted on our website at www.smartheatinc.com.

Compensation Committee

We established our Compensation Committee in June 2008. The Compensation Committee consists of Messrs. Staloff and Li and Dr. Wang, each of whom is an independent director, and Mr. Lin. Dr. Wang is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A current copy of the Compensation Committee Charter is posted on our website at www.smartheatinc.com.

Nominating and Corporate Governance Committee

We established our Nominating and Corporate Governance Committee in June 2008. The Nominating and Corporate Governance Committee consists of Messrs. Staloff and Li and Dr. Wang, each of whom is an independent director, and Mr. Lin.  Mr. Li is the Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists in the selection of director nominees, approves director nominations to be presented for shareholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by shareholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating and Corporate Governance Committee. A current copy of the Nominating and Corporate Governance Committee Charter is posted on our website at www.smartheatinc.com.

Procedures for Shareholder Recommendations of Nominees to the Boards of Directors

During the year ended 2009, there were no material changes to the procedures described in Company’s Proxy Statement relating to the 2009 Annual Meetings of Stockholders by which security holders may recommend nominees to the Company’s Boards of Directors.

Code of Ethics

Our board of directors has adopted a Code of Conduct, which applies to all directors, officers and employees, including our principal executive officer, our principal financial and accounting officer, and all members of our finance department performing similar functions. The purpose of the Code of Conduct is to promote honest and ethical conduct. The full text of the Code of Conduct is posted on our website located at  www.smartheatinc.com, and is available in print, without charge, upon written request to SmartHeat at A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110027, Att. Corporate Secretary. We intend to post promptly any amendments to or waivers of the Code on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that during fiscal year ended December 31, 2009, the following reporting persons have failed to file such reports on a timely basis:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Xin Li, Director	1	0	0

Item 10.     Executive Compensation

As a “Smaller Reporting Company,” we have elected to follow scaled disclosure requirements for smaller reporting companies with respect to the disclosure required by Item 402 of Regulation S-K. Under the scaled disclosure obligations, the Company is not required to provide a Compensation Discussion and Analysis, Compensation Committee Report and certain other tabular and narrative disclosures relating to executive compensation.

The following table sets forth information concerning the compensation for the years ended December 31, 2009, 2008 and 2007 of certain of our executive officers. A discussion of each of the principal elements comprising this executive compensation follows this table.

Summary Compensation Table – 2009
	Fiscal	Salary	Bonus	Stock Awards	Option Awards	Total
Name and principal position	Year	($)	($)	($)	($)	($)
Jun Wang	2007	18,000	0	0	0	18,000
President and Chief Executive Officer	2008	18,000	0	0	0	18,000
	2009	18,000	0	0	0	18,000
Zhijuan Guo	2007	10,684	0	0	0	10,684
Chief Financial Officer	2008	10,684	0	0	0	10,684
	2009	18,000	0	0	0	18,000

Narrative Disclosure to Summary Compensation Table.

Employment Agreements

On January 1, 2008, Taiyu entered into a three-year employment agreement with Mr. Jun Wang, which agreement may be renewed at the end of the initial term upon mutual agreement between Mr. Jun Wang and Taiyu.  Either party shall give written notice to the other party of its intention not to renew the agreement at least 30 days prior to the end of the initial term.  Pursuant to the terms of the employment agreement, Mr. Jun Wang shall receive a salary in an amount that is not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang. In addition, Mr. Jun Wang shall be entitled to overtime pay in accordance with the applicable law.

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

Stock Incentive Plans

We had no stock incentive plan during 2008 or 2009.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2009, there were no outstanding equity awards held by executive officers of our company.

Compensation of Directors

Director Compensation Table – 2009
	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total
Name and principal position	($)	($)	($)	($)
Jun Wang, Chairman	—	—	—	—
Wenbin Lin	—	—	—	—
Frederic Rittereiser (1)	20,000	—	—	20,000
Arnold Staloff (2)	50,000	—	—	50,000
Weiguo Wang	12,000	—	—	12,000
Xin Li	17,500	—	—	17,500

(1) On July 17, 2008, Mr. Rittereiser was awarded options to purchase 10,000 shares of our common stock, expiring on July 17, 2013, at an exercise price of $4.60 per share, with a three-year vesting schedule. As Mr. Rittereiser voluntarily retired as director of the Company on July 31, 2009, he forfeited his unvested options. As of December 31, 2009, Mr. Rittereiser holds 3,333 options to purchase the Company’s common stock.  Mr. Ritteresier was not awarded any options in 2009.

(2) On July 17, 2008, Mr. Staloff was awarded options to purchase 10,000 shares of our common stock, expiring on July 17, 2013, at an exercise price of $4.60 per share, with a three-year vesting schedule. As of December 31, 2009, Mr. Staloff  holds 3,333 options to purchase the Company’s common stock. The remaining 6,667 options will vest equally on each of the second and third anniversaries of the grant date. Mr. Staloff was not awarded any options in 2009.

Narrative Disclosure to Director Compensation Table.

On June 19, 2008, Messrs. Rittereiser and Staloff and Dr. Wang joined the board of directors as independent directors, satisfying the definition of “independence” as defined in Rule 5605 of the NASDAQ Listing Rules. Additionally, Mr. Lin joined the board of directors on June 19, 2008. Mr. Lin is not an "independent" director. Mr. Li was appointed as a member of the board of directors on July 29, 2009. Mr. Li is an “independent” director. Mr. Rittereiser voluntarily retired as a director of the Company on July 31, 2009.   We agreed to pay the following annual compensation to our independent directors. Mr. Staloff is entitled to receive $50,000 in cash per year, paid in equal quarterly installments. This fee includes $10,000 for serving as Chairman of the Audit Committee.  Mr. Rittereiser was entitled to receive $40,000 in cash per year, paid in equal quarterly installments. Dr. Wang and Mr. Li are each entitled to receive $12,000 in cash per year, paid in equal quarterly installments. In addition, on July 17, 2008, each of Messrs. Staloff and Rittereiser were awarded options to purchase 10,000 shares of our common stock, expiring on July 17, 2013, at an exercise price of $4.60 per share, with a three-year vesting schedule. Mr. Rittereiser forfeited his unvested options upon his voluntary retirement as a director of the Company on July 31, 2009.

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

Impact of Accounting and Tax Treatment of Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to the principal executive officer and to each of the three other most highly compensated officers (other than the principal financial officer) to the extent that such compensation exceeds $1.0 million per covered officer in any fiscal year. The limitation applies only to compensation that is not considered to be performance-based. Non-performance-based compensation paid to our executive officers during fiscal 2008 did not exceed the $1.0 million limit per officer, and we do not expect the non-performance-based compensation to be paid to our executive officers during fiscal 2010 to exceed that limit. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any executive officer ever approach the $1.0 million level.

Item 11.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information concerning beneficial ownership of our common stock as of December 31, 2009, by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days of December 31, 2009. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. As of December 31, 2009, there were 32,794,875 shares of our common stock issued and outstanding.

Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of common stock.  Except as otherwise indicated, the address of each of the shareholders listed below is: c/o SmartHeat Inc., A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110027.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned
5% Shareholders:
Beijing YSKN Machinery & Electronic Equipment Co., Ltd (1) Rm 1106, Huapu International Plaza No.19, Chaowai Street, Chaoyang District Beijing, China	6,808,000		20.76%
Yang In Cheol (2) #630-5, Namchon-Dong Namdong-Yu Incheon, South Korea 302-405	3,848,000		11.73%
ShenYang ZhiCe Investment Co., Ltd (3) No. 1 Yuebin Street Shenhe District Shenyang, China 110027	2,960,000		9.03%
FMR LLC (4) 82 Devonshire Street Boston, MA 02109	4,003,489		12.21%

Directors and Named Executive Officers
Jun Wang, Chairman of the Board, President and CEO (1)	3,404,000		10.38%
Zhijuan Guo, CFO	0		—
Arnold Staloff, Director	15,033	(5)	*
Weiguo Wang, Director	0		—
Wenbin Lin, Director	473,600	(6)	1.44%
Xin Li, Director	0		—

All Directors and named Executive Officers as a group (6 persons)	3,892,633		11.87%

*	Less than 1% of shares outstanding.

(1)           The information for YSKN and Mr. Jun Wang is derived from Amendment No. 1 to Schedule 13D, dated June 30, 2008, which was filed with the SEC to report the shares beneficially owned by such persons as of May 7, 2008. The Schedule 13D states that YSKN has sole power to vote and dispose of 6,808,000 shares owned by YSKN and that Messrs. Jun Wang and Fang Li each hold 50% of the equitable and legal rights, title and interests in and to the share capital of YSKN and, as a result of such ownership each of Messrs. Wang and Li has shared power to vote and dispose of the shares owned directly by YSKN.

(2)          The information for Yang In Cheol is derived from a Schedule 13G, dated April 25, 2008, which was filed with the SEC to report the shares beneficially owned by him as of April 14, 2008. The Schedule 13G states that Yang In Cheol has sole power to vote and dispose of 3,848,000 shares owned by him.

(3)          The information for ShenYang ZhiCe Investment Co., Ltd is derived from a Schedule 13G, dated April 25, 2008, which was filed with the SEC to report the shares beneficially owned by it as of April 14, 2008. The Schedule 13G states that ShenYang ZhiCe Investment Co., Ltd has sole power to vote and dispose of 2,960,000 shares owned by it.  ShenYang ZhiCe Investment Co. is owned by Ms. Huiqin Wang, Ms. Dongmei Li and Mr. Zhaohui Lin, with each of them having a voice in the voting and disposition of the shares held by ShenYang ZhiCe Investment Co.  Ms. Li and Mr. Lin are adult children of Wenbin Lin, a director of SmartHeat.  Neither Mr. Wenbin Lin nor SmartHeat have any interest in, or other relationship with, ShenYang ZhiCe Investment Co., Ltd.

 (4)          The information for FMR LLC is derived from Amendment No. 1 to Schedule 13G, dated February 16, 2010, which was filed with the SEC to report the shares beneficially owned by it as of December 31, 2009. The Schedule 13G states that FMR LLC, an investment advisor, has sole power to dispose or to direct the disposition of 4,003,408 shares owned by it.

(5)           Includes options to purchase 3,333 shares of common stock that are presently exercisable, warrants to purchase 1,500 shares of common stock that are presently exercisable and 100 shares beneficially owned by Mr. Staloff’s spouse.

(6)           Includes 473,600 shares beneficially owned by Mr. Lin's spouse through her ownership of 16% equity interest in ShenYang ZhiCe Investment Co., Ltd., which holds an aggregate of 2,960,000 shares of common stock of SmartHeat. Mr. Lin disclaims beneficial ownership of these shares.

We are not aware of any arrangements that could result in a change in control of the Company.

The disclosure of securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K is set forth in Item 4 herein.

Item 12.                Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during the fiscal year ended 2009, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

We have adopted a written policy in connection with related party transactions involving our company. The policy requires the prior approval by our Audit Committee for any transaction, arrangement or relationship in which (i) the aggregate amount involved will or may be expected to reach $50,000 in any calendar year, (ii) we are a participant and (iii) any related person has or will have an interest. Related persons include our executive officers, directors, greater than 5% stockholders or immediate family members of any of the foregoing. Pursuant to the policy, the Audit Committee, among other factors, is required to take into account whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. In addition, the Chairman of the Audit Committee has the authority to approve or ratify any interested transaction with a related person in which the aggregate amount involved is expected to be less than $25,000.

Director Independence

Subject to certain exceptions, under the listing standards of NASDAQ, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of Messrs. Arnold Staloff, Xin Li and Weiguo Wang is an “independent” director as defined by the listing standards of NASDAQ currently in effect and approved by the SEC and all applicable rules and regulations of the SEC. We have established the following standing committees of the board: Audit, Compensation and Nominating and Corporate Governance. All members of the Audit Committee and a majority of the members of the Compensation and Nominating and Corporate Governance Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussion with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ rules. Mr. Wenbin Lin is not deemed an independent director within the meaning of applicable NASDAQ and SEC rules; however, the Board of Directors has determined that, in light of the relative newness of SmartHeat as a public company and the unique circumstances relating to conducting our operations in China, it is advisable and in the best interests of SmartHeat and its shareholders that Mr. Lin be appointed to each of the Compensation Committee and Nominating and Corporate Governance Committee of SmartHeat.

Item 13.               Principal Accountant Fees and Services

The firm of Goldman Parks Kurland Mohidin LLP (“GPKM”) has been selected by the audit committee of our board as the independent registered certified public accounting firm to audit the books and accounts of our company and its subsidiaries for the fiscal year ending December 31, 2009. This firm has served as independent public accountants for our company since April 14, 2008.  Prior to April 14, 2008, we engaged Dale Matheson Carr Hilton Labonte LLP ("DMCHL") as our independent accountants.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Year	Fees	Name
2009	$145,000	Goldman Parks Kurland Mohidin, LLP
2008	$133,000	Goldman Parks Kurland Mohidin, LLP
2008	$2,000	Dale Matheson Carr Hilton Labonte LLP

 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph were:

Year	Fees	Name
2009	$0	Goldman Parks Kurland Mohidin, LLP
2008	$0	Goldman Parks Kurland Mohidin, LLP
2008	$0	Dale Matheson Carr Hilton Labonte, LLP

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice and tax planning were:

Year	Fees	Name
2009	$0	Goldman Parks Kurland Mohidin, LLP
2008	$0	Goldman Parks Kurland Mohidin, LLP
2008	$0	Dale Matheson Carr Hilton Labonte, LLP

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountants, other than the services reported in the preceding paragraphs of this Item 13 were:

Year	Fees	Name
2009	$0	Goldman Parks Kurland Mohidin, LLP
2008	$0	Goldman Parks Kurland Mohidin, LLP
2008	$0	Dale Matheson Carr Hilton Labonte, LLP

Audit Committee’s Pre-Approval Policy

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

PART IV

Item 14.	Exhibits and Financial Statement Schedules

Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

Financial Statement Schedules:

Not applicable.

Exhibits

The exhibits of this Annual Report on Form 10-K are set forth on the Exhibit Index attached hereto.

SMARTHEAT INC.

Consolidated Financial Statements
For the Years Ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of SmartHeat, Inc and Subsidiaries
fka (Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd.)

We have audited the consolidated balance sheets of SmartHeat, Inc, fka (Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd.) and Subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of income and other comprehensive income,  shareholders’ equity and cash flows for each of the two years ended on December 31, 2009 and 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

Goldman Parks Kurland Mohidin LLP
Encino, California
March 29, 2010

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$48,967,992	$1,435,212
Restricted cash	1,301,573	462,048
Accounts receivable, net	31,887,785	11,390,169
Retentions receivable	885,642	290,852
Advances to suppliers	7,657,791	412,524
Other receivables, prepayments and deposits	3,572,600	698,834
Inventories	11,259,273	6,107,583
Notes receivable - bank acceptances	397,248	14,631

Total current assets	105,929,904	20,811,853

NON-CURRENT ASSETS
Restricted cash	48,361	219,472
Accounts receivable, net	237,384	310,810
Retentions receivable	349,931	166,912
Intangible assets, net	4,071,021	1,155,131
Property and equipment, net	7,739,609	2,436,553

Total noncurrent assets	12,446,306	4,288,878

TOTAL ASSETS	$118,376,210	$25,100,731

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,493,196	$1,210,906
Unearned revenue	2,130,637	850,408
Taxes payable	2,140,627	1,327,775
Accrued liabilities and other payables	3,685,272	1,330,812
Due to minority shareholder	-	5,303
Notes payable - bank acceptances	1,806,564	-
Loans payable	4,393,544	2,443,450

Total current liabilities	17,649,840	7,168,654

DEFERRED TAX LIABILITY	8,526	38,854

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 32,794,875 and 24,179,900 shares issued and outstanding at December 31, 2009 and 2008, respectively	32,795	24,180
Paid in capital	74,917,370	8,223,453
Statutory reserve	2,872,006	1,150,542
Accumulated other comprehensive income	969,988	984,629
Retained earnings	21,231,484	7,510,419

Total Company stockholders' equity	100,023,643	17,893,223

NONCONTROLLING INTEREST	694,201	-

TOTAL EQUITY	100,717,844	17,893,223

TOTAL LIABILITIES AND EQUITY	$118,376,210	$25,100,731

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	YEARS ENDED DECEMBER 31,
	2009	2008

Net sales	$82,563,869	$32,676,082

Cost of goods sold	53,467,805	21,717,735

Gross profit	29,096,064	10,958,347

Operating expenses
Selling expenses	3,934,749	1,564,977
General and administrative expenses	6,986,116	1,851,693

Total operating expenses	10,920,865	3,416,670

Income from operations	18,175,199	7,541,677

Non-operating income (expenses)
Interest income	409,221	405,266
Interest expense	(518,382)	(314,192)
Financial expense	(30,304)	-
Other income	116,795	11,738
Other expenses	(2,838)	(13,709)
Exchange loss	(26,255)	(12,044)
Subsidy income	165,598	16,230

Total non-operating income, net	113,835	93,289

Income before income tax	18,289,034	7,634,966

Income tax expense	2,858,186	1,293,660

Income from operations	15,430,848	6,341,306

Less: Income (loss) attributable to noncontrolling interest	(11,681)	5,966

Net income to SmartHeat Inc	15,442,529	6,335,340

Other comprehensive item
Foreign currency translation	(14,641)	510,770

Comprehensive Income	$15,427,888	$6,846,110

Basic weighted average shares outstanding	26,535,502	22,176,322

Diluted weighted average shares outstanding	26,592,066	22,176,432

Basic earnings per share	$0.58	$0.29

Diluted earnings per share	$0.58	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common stock				Other comprehensive
	Shares	Amount	Paid in capital	Statutory reserves	income	Retained earnings	Total

Balance at January 1, 2008	18,500,000	$18,500	$3,102,132	$506,532	$473,859	$1,819,089	$5,920,112

Recapitalization on reverse acquisition	4,049,900	4,050	-4,050	-	-	-	-

Shares issued	1,630,000	1,630	5,119,758	-	-	-	5,121,388

Net income for the year	-	-	-	-	-	6,335,340	6,335,340

Stock compensation expense related to stock options	-	-	5,613	-	-	-	5,613

Transfer to statutory reserves	-	-	-	644,010	-	-644,010	-

Foreign currency translation gain	-	-	-	-	510,770	-	510,770

Balance at December 31, 2008	24,179,900	24,180	8,223,453	1,150,542	984,629	7,510,419	17,893,223

Shares issued	8,333,000	8,333	64,999,057	-	-	-	65,007,390

Warrants exercised	281,975	282	1,691,568	-	-	0	1,691,850

Net income for the year	-	-	-	-	-	15,442,529	15,442,529

Stock compensation expense related to stock options	-	-	3,292	-	-	-	3,292

Transfer to statutory reserves	-	-	-	1,721,464	-	-1,721,464	-

Foreign currency translation gain	-	-	-	-	-14,641	-	-14,641

Balance at December 31, 2009	32,794,875	$32,795	$74,917,370	$2,872,006	$969,988	$21,231,484	$100,023,643

The accompanying notes are an integral part of these consolidated financial statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	YEARS ENDED DECEMBER 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$15,430,848	$6,341,306
Adjustments to reconcile income including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	635,368	252,598
Unearned interest on accounts receivable	120,522	(127,819)
Stock option compensation expense	3,292	5,613
Changes in deferred tax liability	(30,353)	(163)
(Increase) decrease in current assets:
Accounts receivable	(20,724,401)	(4,943,868)
Retentions receivable	(777,062)	(74,797)
Advances to suppliers	(7,233,127)	62,759
Other receivables, prepayments and deposits	(2,230,595)	182,577
Inventory	(5,143,857)	2,405,678
Increase (decrease) in current liabilities:
Accounts payable	4,051,684	(2,389,649)
Unearned revenue	1,278,907	(2,993,636)
Taxes payable	811,275	779,408
Accrued liabilities and other payables	(5,776,850)	(261,040)

Net cash used in operating activities	(19,584,349)	(761,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(667,502)	(108,040)
Cash purchased at acquisition	-	55,426
Acquisition of property & equipment	(942,442)	(439,861)
Notes receivable	-	(14,635)

Net cash used in investing activities	(1,609,944)	(507,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash contribution from noncontrolling interest	705,882	-
Change in due to minority shareholders	-	(663)
Repayment to shareholder	-	(343,913)
Proceeds from short term loans	4,552,774	5,136,069
Repayment on short term loans	(1,870,976)	(7,583,873)
Warrants exercised	380,850	-
Shares issued	65,007,390	5,100,000

Net cash provided by financing activities	68,775,920	2,307,620

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(48,847)	2,588

NET INCREASE IN CASH & CASH EQUIVALENTS	47,532,780	1,042,065

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	1,435,212	393,147

CASH & CASH EQUIVALENTS, END OF YEAR	$48,967,992	$1,435,212

Supplemental Cash flow data:
Income tax paid	$1,500,415	$660,127
Interest paid	$338,513	$274,969

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated August 4, 2006 in the State of Nevada. The Company designs, manufactures, sells,  and services plate heat exchangers  (“PHE”), PHE Units, and heat meters through its wholly owned operating subsidiaries in China.

On April 14, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Shenyang Taiyu Machinery and Electronic Equipment Co., Ltd. ("Taiyu") and the Taiyu Shareholders. At the closing under the Share Exchange Agreement, all of the equitable and legal rights, title and interests in and to Taiyu’s share capital in the amount of Yuan 25,000,000 were exchanged for an aggregate of 18,5000,000 shares of SmartHeat common stock (the “Share Exchange”). Concurrent with the share exchange, one of SmartHeat’s shareholders cancelled 2,500,000 shares of 6,549,900 of issued and outstanding shares of SmartHeat pursuant to the Split-Off Agreement dated April 14, 2008. As a result of the Share Exchange, Taiyu became a wholly-owned subsidiary of SmartHeat.

Prior to the acquisition of Taiyu, the Company was a non-operating public shell. Pursuant to Securities and Exchange Commission ("SEC") rules, the merger or acquisition of a private operating company into a non-operating public shell with nominal net assets is considered a capital transaction, rather than a business combination. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization, and pro-forma information is not presented. Transaction costs incurred in the reverse acquisition were expensed.

Taiyu was incorporated in the Liaoning Province, China in July, 2002. Taiyu manufactures and sells PHEs, PHE Units, and heat meters. . The Company is an authorized dealer of the SONDEX brand; SONDEX is the second largest plate heat exchanger manufacturer in the world.

On September 25, 2008, the Company entered into a Share Exchange Agreement (the "Agreement") with Asialink (Far East) Limited ("Asialink") to acquire all outstanding capital stock of SanDeKe Co., Ltd., a Shanghai based manufacturer of heat plate exchangers ("SanDeKe"). The purchase price for SanDeKe was $741,516. Under the terms of the Agreement, two shareholders of SanDeKe agreed not to compete with the business of SanDeKe for four years after the purchase.

On June 12, 2009, the Company incorporated a new subsidiary SmartHeat Siping Beifang Energy Technology Co., Ltd (“SmartHeat Siping”) to manufacture heat exchangers.

On June 16, 2009, Taiyu closed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd. (“Siping”), a company organized under the laws of the PRC, to purchase certain assets consisting of the plant and equipment and certain land use rights for 54,000,000 RMB, or United States Dollars (USD) 7,906,296.  Taiyu then transferred all the assets acquired to SmartHeat Siping, the newly incorporated subsidiary.  The purchase consideration was non-interest bearing and was payable according to the following schedule:

Payment in RMB	Payment in USD	Payment Date
RMB 3,000,000	$439,239	May 27, 2009
RMB 10,250,000	$1,500,732	June 30, 2009
RMB 13,000,000	$1,903,367	September 30, 2009
RMB 12,300,000	$1,800,878	March 1, 2010
RMB 8,200,000	$1,200,586	September 30, 2010

At December 31, 2009, the Company paid approximately $3 million. The payment terms do not include any default provision.

On August 14, 2009, the Company formed a Joint Venture (JV) with registered capital of RMB 10 million (US $1.46 million), Beijing SmartHeat Jinhui Energy Technology Co., Ltd (“Jinhui”) for research, development, manufacturing , and sales of plate heat exchangers.  The JV did not commence operations as of December 31, 2009. SmartHeat owns 52% of the JV and invested approximately $765,000.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, Taiyu, SanDeKe, SmartHeat Siping, a newly incorporated subsidiary in June of 2009 and Jinhui, a joint venture formed in August of 2009. The "Company" refers collectively to SmartHeat, Taiyu, SanDeKe, SmartHeat Siping and Jinhui. All significant inter-company accounts and transactions were eliminated in consolidation.

Non-Controlling Interest

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

Use of Estimates

In preparing the financial statements in conformity with US generally accepted accounting principle (“US GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2009, the Company maintained restricted cash of $1,349,934 in several bank accounts, $1,036,101 representing cash deposits from customers for securing payment from customers that occurs no later than the warranty period expires, and $313,833 representing the deposits the Company paid to a commercial bank for the bank issuing the bank acceptance to its vendors; of the total restricted cash, $1,301,573 will be released to the Company within one year. As of December 31, 2008, the Company maintained restricted cash of $681,520, of which, $462,048 was released to the Company within one year. Restricted cash is held in the interest bearing bank accounts.

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1,128,420 and $629,687 at December 31, 2009 and December 31, 2008, respectively.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

At December 31, 2009 and 2008, the Company had retentions receivable from customers for product quality assurance of $1,235,573 and $457,764, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three months to two years depending on the shipping date of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $149,123 and $28,526 at December 31, 2009 and 2008, respectively. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at the Company's borrowing rate, 7.16% at December 31, 2009 and 7.04% in 2008.

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2009 and 2008, there were no significant impairments of its long-lived assets.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Warranties

The Company offers standard warranties to all customers on its products for one or two heating seasons depending on the terms negotiated with the customers. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company's selling expenses and other payable respectively, and is recorded at the time revenue is recognized. Factors that affect the Company's warranty liability include the number of sold units, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The Company's warranty reserve activity for 2009 and 2008 was as follows:

	2009	2008
Beginning balance	$-	$-
Provisions made	675,562	95,000
Actual costs incurred	-	(95,000)
Ending balance in current liabilities	$675,562	$-

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At December 31, 2009 and 2008, the Company had not taken any significant uncertain tax position on its tax return for 2008 and prior years or in computing its tax provision for 2009.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 480). Sales revenue is recognized when PHE and heat meters are delivered and for PHE units, when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

The Company’s sales generally provide for 30% of the purchase price on placement of an order, 30% on delivery, 30% upon installation and acceptance of the equipment after customer testing, and 10% of the purchase price no later than the termination of the standard warranty period.

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

Sales returns and allowances were $0 for both 2009 and 2008. The Company does not provide right of return, price protection or any other concessions to its customers.

The Company provides standard warranty to all customers, which is not considered an additional service; rather it is an integral part of the product’s sale. The Company believes the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply EITF 00-21 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-25) separation and allocation model for a multiple deliverable arrangement. SFAS 5 (codified in FASB ASC Topic 450) specifically address the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes SFAS 5. The Company believes that accounting for its standard warranty pursuant to SFAS 5 (codified in FASB ASC Topic 450) does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

The Company provides after sales services at a charge after expiration of the warranty period, with after sales services mainly consisting of cleaning plate heat exchangers and repairing and exchanging parts. The Company recognizes such revenue when service is provided. For the years ended December 31, 2009 and 2008, revenue from after sales services after expiration of the warranty period was approximately $471,900 and $49,800, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, direct labor, and manufacturing overhead which are directly attributable to the products.  Write-down of inventories to lower of cost or market is also recorded in cost of goods sold.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  The cash flows from operating, investing and financing activities exclude the effect of conversion from accounts payable to notes payable – bank acceptances of $1,805,823, conversion from accounts receivable to notes receivable – bank acceptances of $382,446, and assets purchased from Siping of $7,906,296 during 2009. Cash from financing activity and operating activity excludes (1) $1.3 million proceeds from the exercise of warrants, the proceeds of which were deposited in a bank account in the name of the Chief Financial Officer but was controlled by the Company pursuant to a Bank Account Control Agreement and (2) $734,792 paid from that account to an independent third party as repayment of a loan due from the Company.

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

The following table presents a reconciliation of basic and diluted earnings per share:

	2009	2008
Net income	$15,442,529	$6,335,340

Weighted average shares outstanding - basic	26,535,502	22,176,322
Effect of dilutive securities:
Unexercised warrants and options	56,564	110
Weighted average shares outstanding - diluted	26,592,066	22,176,432

Earnings per share - basic	$0.58	$0.29
Earnings per share - diluted	$0.58	$0.29

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.  ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

 As of December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the Company’s Chinese subsidiaries are maintained in the Chinese Yuan Renminbi (RMB) and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD). The accounts of the Chinese subsidiaries were translated into USD in accordance with SFAS No. 52, "Foreign Currency Translation," (codified in FASB Accounting Standards Codification (“ASC”) Topic 830), with the RMB as the functional currency for the Chinese subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income” (codified in FASB ASC Topic 220).

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

The Company is required to file the Registration Statement with the SEC within 60 days of the closing of the private placement offering. The Registration Statement must be declared effective by the SEC within 180 days of the final closing of the offering. Subject to certain grace periods, the Registration Statement must remain effective and available for use until the Investors can sell all of the securities covered by the Registration Statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the Registration Statement, the Company is required to pay liquidated damages of 2% of the aggregate purchase price paid by such Investor for any Registrable Securities then held by such Investor on the date of such failure and on each anniversary of the date of such failure until such failure is cured.  The last closing under the private placement was September 24, 2008 and the 180 day period for effectiveness of the registration statement under the Registration Rights Agreement ended on March 23, 2009.  At March 31, 2009, the Company became liable to pay approximately $110,000 liquidated damages to our investors as a result of failure to declare the effectiveness of the Registration Statement within 180 days of the final closing of the offering.  The liquidated damage was recorded as the Company’s G&A expense with charging corresponding account to accrued liabilities.  The Registration Statement became effective June 23, 2009. The Company paid $63,004 for the liquidated damage in 2009.

New Accounting Pronouncements

In October 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In August 2009, the FASB issued an ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the Company adopted ASUNo. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC Topic 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASC Topic 810-10requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. ASC Topic 810also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company does not believe the adoption of SFAS 167 will have an impact on its financial condition, results of operations or cash flows.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC Topic 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. ASC Topic 855-requires that public entities evaluate subsequent events through the date that the financial statements are issued.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

3. INVENTORIES

Inventories at December 31, 2009 and 2008 were as follows:

	2009	2008
Raw materials	$8,627,624	$4,411,298
Work in process	1,001,495	652,472
Finished Goods	1,630,154	1,043,813

Total	$11,259,273	$6,107,583

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received Commercial Notes (Bank Acceptance) from the customers in lieu of the payments for accounts receivable.  The Company discounted the Notes with the bank or endorsed the Notes to vendors, which could be for payment of their own obligations or get cash from the third parties.  Most of the Commercial Notes have maturity of less than six months.  At December 31, 2009 and 2008, the Company had notes receivable of $397,248 and $14,631, respectively.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008
Building	$4,419,315	$1,818,827
Production equipment	2,979,017	441,065
Office equipment	545,789	231,975
Vehicles	594,168	300,956
	8,538,289	2,792,823
Less: Accumulated depreciation	(798,680)	(356,270)
	$7,739,609	$2,436,553

Depreciation expense for 2009 and 2008 was approximately $442,400 and $168,000, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at December 31, 2009 and 2008, respectively:

	2009	2008
Cash advance to third parties	$1,332,787	$89,628
Deposit for public bids of sales contracts	1,148,526	353,399
Prepayment for freight and related insurance expenses	74,412	95,888
Deposits	8,523	42,783
Advance to employees	432,144	117,136
Due from officer	576,208	-
Total	$3,572,600	698,834

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Other receivables, prepayments and deposits include remaining proceeds of $576,210 at December 31, 2009 from the exercise of warrants credited to a bank account in the  name of the Chief Financial Officer which was controlled by the Company pursuant to a Bank Account Control Agreement between the Company and the Chief Financial Officer. The Company has exclusive right to direct the use of all funds in the account solely for its benefit or the benefit of its subsidiaries pursuant to the Bank Account Control Agreement.  The Chief Financial Officer was  prohibited from using the funds in the account for her personal use.  The $576,210 deposit was transferred to the Company’s bank account on March 18, 2010.

7. INTANGIBLE ASSETS

Intangible assets mainly consisted of land use rights, computer software, know-how technology, customer list and covenant not to compete. All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use right during 2005 for approximately $440,000 (RMB 3,549,682). In June of 2009, the Company acquired land use rights for $3,108,000 from Siping. The Company has the right to use the land for 50 years and is amortizing such rights on a straight-line basis for 50 years.

Intangible assets consisted of the following at December 31, 2009 and 2008, respectively:

	2009	2008
Land use rights	$3,628,216	$519,369
Know-how technology	267,058	266,808
Customer list	191, 832	191,652
Covenant not to compete	104,356	104,258
Software	196,218	190,166
	4,387,680	1,272,253
Less: accumulated amortization	(316,659)	(117,122)
	$4,071,021	$1,155,131

Amortization expense of intangible assets for 2009 and 2008 was approximately $199,500 and $63,000, respectively.  Annual amortization expense for the next five years from December 31, 2009 is expected to be: $233,000, $233,000, $215,000, $146,000 and $77,000.

8. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2009 and 2008:

	2009	2008
Income tax payable	$1,202,058	$723,958
Value added tax payable	878,638	597,676
Other taxes payable	59,931	6,141
	$2,140,627	$1,327,775

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2009 and 2008:

	2009	2008
Advance from third parties	$258,759	$453,625
Payable for purchase of SanDeKe	-	741,516
Payable to Siping – current portion	2,080,013	-
Other payables	91,329	99,418
Warranty reserve	675,562	-
Accrued liabilities	475,441	36,253
Accrued salary	104,168	-
Total	$3,685,272	$1,330,812

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

10. LOAN PAYABLE – INSTITUTIONAL INVESTOR

 On July 3, 2009, the Company entered into a Senior Loan Agreement with an institutional investor to obtain a loan of US $9,000,000.  Under the terms of the Agreement, the Company agreed to interest of 10% payable quarterly beginning on September 30, 2009. The principal amount and any unpaid interest accrued thereon are due six (6) months from the date of the Agreement. This loan was repaid during the quarter from the proceeds of a public offering.

11. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented accounts payable to vendors that were converted to notes payable accepted by the bank. The Company deposited a portion of the acceptance amount into the bank. The bank charged certain percentage of the face value of the note which is amortized over the term of the acceptance.

12. LOANS PAYABLE - BANK

The Company was obligated for the following short term loans payable as of December 31, 2009 and 2008:

	2009	2008
From a commercial bank in the PRC for 30,000,000 RMB. Of which, 17,000,000 RMB is due on April 22, 2010. 13,000,000 RMB was entered into on June 12, 2009 and is due on June 12, 2010. These loans currently bear interest at 5.576%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for this loan.	$4,393,544	$-

Bank in the PRC for 6,000,000 RMB. This loan was entered into on Apr 28, 2007 and was due on Apr 12, 2008. This loan was renewed on Apr 12, 2008. The Company repaid loan in April of 2009.	-	877,886

Loans during 2006 and 2007 with a third party in the PRC for total of 10, 300,000 RMB. These loans bore variable interest at 8.591% for 2009 and 2008. The Company repaid RMB 2,600,000 in 2008, RMB 2,700,000 in April of 2009, and RMB 5,000,000 in December of 2009.	-	1,126,621

One year loan on July 1, 2008 with another third party company in the PRC for 3,000,000 RMB. This loan has renewed and due on December 31, 2009 with interest of 8.591%. The Company repaid loan in December of 2009.	-	438,943

	$4,393,544	$2,443,450

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

13. DEFERRED TAX LIABILITY

Deferred tax liability represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe.

14. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat was incorporated in the US and has net operating losses (NOL) for income tax purposes.  SmartHeat has net operating loss carry forwards for income taxes of approximately $1,775,000 at December 31, 2009 which may be available to reduce future years’ taxable income as NOL; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

The Company's net income for the year ended December 31, 2009 would be lower by approximately $2,319,000 or $0.09  earnings per common share, had Taiyu not enjoyed lower income tax rate and SanDeKe not been exempted from income tax for the year  ended December 31, 2009.

Foreign pretax earnings approximated $19,957,433 and $7,746,800 for the years ended December 31, 2009 and 2008 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are indefinitely invested outside the United States. At December 31, 2009, $23,011,781 of accumulated undistributed earnings of non-U.S. subsidiaries was indefinitely invested. At the existing U.S. federal income tax rate, additional taxes of $4,758,600 would have to be provided if such earnings were remitted currently.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2009 and 2008:

	2009	2008
US statutory rates	34.0%	34.0%
Tax rate difference	(15.3)%	(16.4)%
Effect of tax holiday	(7.2)%	(1.2)%
Other	1.0%	-%
Valuation allowance for US NOL	3.1%	0.5%
Tax per financial statements	15.6%	16.9%

15. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

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

16. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, SmartHeat sold 1,630,000 Units at $3.50 per Unit for gross proceeds of approximately $5.7 million. Each "Unit" consisted of one share of SmartHeat common stock and a three year warrant to purchase 15% of one share of common stock at $6.00 per share. The Units sold represent 1,630,000 million shares of common stock and warrants to purchase 244,500 shares of Common Stock. In connection with the private placement offering, the Company paid commission of approximately $340,000 and issued warrants to purchase 148,500 shares of common stock to its placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require the Company to settle in its own shares.  There is no provision for cash settlement, except in lieu of fractional shares.  Net proceeds of approximately $5.1 million were received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 15% and term of 3 years.  The value of the Warrants was $70,246.  During 2009, 281,975 shares of warrants were exercised at $6 per share for the aggregate amount of $1,691,850.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

On July 31, 2009, one of the Company’s independent US directors voltuntarily retired.  As such, he forefeited his right to his unvested options to purchase 6,667 shares.

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

The options vest over three years and have a life of 5 years, volatility of 15%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. There were no options exercised during the year ended December 31, 2009.

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-
Exercisable at December 31, 2007	-
Granted	393,000	$6.00	3.00
Exercised
Forfeited
Outstanding at December 31, 2008	393,000	6.00	2.51
Exercisable at December 31, 2008	393,000	6.00	2.51
Granted
Exercised	(281,975)
Forfeited
Outstanding at December 31, 2009	111,025	$6.00	1.51
Exercisable at December 31, 2009	111,025	$6.00	1.51

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighed Average Remaining Contractual Term in Years
Outstanding at December 31, 2007	-
Exercisable at December 31, 2007	-
Granted	20,000	$4.60	5.00
Exercised
Forfeited
Outstanding at December 31, 2008	20,000	4.60	4.54
Exercisable at December 31, 2008	20,000	4.60	4.54
Granted
Exercised
Forfeited	6,667
Outstanding at December 31, 2009	13,333	$4.60	3.54
Exercisable at December 31, 2009	13,333	$4.60	3.54

Stocks issues for public offering

On September 22, 2009, the Company closed its public offering of 8,333,000 shares of its common stock, at $9 per share, which includes 1,086,913 shares sold as a result of the underwriters' exercise of their over-allotment option in full at closing. A total gross proceeds of $74,997,000 was received from this offering. After underwriting discounts and commissions and offering expenses, the Company received net proceeds of US $65,007,390.  The Company paid $5,249,790 to the underwriters as commission for this public offering. In addition, the Company paid an additional $4,499,820 advisory fee in connection with this public offering.

17. COMMITMENTS

Employment Agreements

On January 1, 2008, the Company entered into a three-year employment agreement with Mr. Jun Wang, which agreement may be renewed at the end of the initial term upon mutual agreement between Mr. Jun Wang and the Company.  Either party shall give written notice to the other party of its intention not to renew the agreement at least 30 days prior to the end of the initial term.  Pursuant to the terms of the employment agreement, Mr. Jun Wang shall receive a salary in an amount that is not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang, currently $18,000 per annum. In addition, Mr. Jun Wang shall be entitled to overtime pay in accordance with the applicable law.

On January 1, 2008, the Company entered into a three year employment agreement with Ms. Zhijuan Guo, at terms identical to the terms of the employment agreement with Mr. Jun Wang with current salary of $18,000 per annum.

Lease agreements

The Company leased several offices for its sales representative in different cities under various one-year, non-cancellable, and renewable operating lease agreements.   Total rental expense for the years ended December 31, 2009 and 2008 was approximately $128,000 and $87,000, respectively.

18. CONTINGENCIES

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

The following unaudited pro forma consolidated results of operations of the Company for the year ended December 31, 2008 presents the operations of the Company and SanDeKe as if the acquisition of SanDeKe occurred on January 1, 2008.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

For the year ended December 31, 2008	Pro forma Consolidated
Net revenue	$34,811,919
Cost of revenue	23,470,686
Gross profit	11,341,233
Selling expense	1,564,370
General & administrative expense	2,215,839
Total operating expenses	3,780,209
Income from operations	7,561,024
Non-operating income net	92,887
Income before income tax	7,653,337
Income tax	1,293,823
Minority interest	5,966
Net income	$6,353,548

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTHEAT INC

Date: March 31, 2010	By:	/s/ Jun Wang
Jun Wang
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jun Wang	Chairman of the Board, President & Chief Executive Officer	March 31, 2010
Jun Wang	(Principle Executive Officer)

/s/ Zhijuan Guo	Chief Financial Officer and Treasurer	March 31, 2010
Zhijuan Guo	(Principal Financial Officer and Principal Accounting Officer)

/s/ Xin Li	Director	March 31, 2010
Xin Li

/s/ Arnold Staloff	Director	March 31, 2010
Arnold Staloff

/s/ Weiguo Wang	Director	March 31, 2010
Weiguo Wang

/s/ Wenbin Lin	Director	March 31, 2010
Wenbin Lin

EXHIBIT INDEX

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

3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company's Form SB-2 filed on December 22, 2006)

3.2	Amended and Restated By-Laws adopted April 15, 2008 (Incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed on October 16, 2008)

4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 of Amendment No. 2 to SmartHeat’s Registration Statement on Form S-1/A filed on February 4, 2009

4.2
Form of Common Stock Purchase Warrant forming part of Units sold, and also issued as compensation to selected dealers in our private placement offering that had a final closing in August 2008. (Incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on July 11, 2008)

10.1
English Translation of Employment Agreement between Taiyu and Jun Wang, dated January 1, 2008 (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 18, 2008)

10.2
English Translation of Employment Agreement between Taiyu and Zhijuan Guo, dated January 1, 2008 (Incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 18, 2008)

10.3
Certificate of Appointment by Sondex A/S of Taiyu as Authorized Dealer in China, dated March 2006 and letter naming Taiyu as  Dealer of North China, dated May 5, 2006 (Incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 18, 2008)

10.4	Form of Purchase Order for with Sondex A/S (Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 18, 2008)

10.5
English Translation of Sales Contract between Taiyu and Dalkia (Jiamusi) Urban Heating Company Ltd, dated June 18, 2007 (Incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on April 18, 2008)

10.6	Form of Purchase Order (Incorporated herein by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on April 18, 2008)

10.7	English Translation of Loan Agreement with Citibank (China) Co., Ltd., dated June 25, 2007 (Incorporated herein by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 18, 2008)

10.8	English Translation of Loan Agreement with China CITIC Bank, dated April 17, 2007 (Incorporated herein by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on April 18, 2008)

10.9	Resignation Letter from Jason Schlombs, dated April 15, 2008 (Incorporated herein by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on April 18, 2008)

10.10
Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between SmartHeat and Goldrim Holding, Inc., dated April 14, 2008 (Incorporated herein by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on April 18, 2008)

10.11	Stock Purchase Agreement between Jason Schlombs and SmartHeat, dated April 14, 2008 (Incorporated herein by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on April 18, 2008)

10.12
Form of Registration Rights Agreement in connection with Units sold in our private placement offering completed in August 2008 (Incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on July 11, 2008)

10.13
English Translation of Share Exchange Agreement dated September 25, 2008 between the Company and Asialink (Far East) Limited (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to SmartHeat's Registration Statement on Form S-1/A filed on December 12, 2008)

10.14
English Translation of the Asset Acquisition Agreement, dated May 27, 2009 by and between Taiyu Machinery and Electrical Equipment Co., Ltd and Siping Beifang the Heat Exchanger Manufacture Co., Ltd. (Incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on May 29, 2009)

10.15
English Translation of the Amended and Restated Asset Purchase Agreement, dated June 16, 2009 by and between Taiyu Machinery and Electrical Equipment Co., Ltd and Siping Beifang the Heat Exchanger Manufacture Co., Ltd. (Incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K/A filed on June 16, 2009)

10.16	Senior Loan Agreement with Strong Growth Capital, Ltd., dated July 3, 2009 (Incorporated herein by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on July 7, 2009)

10.17	10% Senior Promissory Note dated July 3, 2009, (Incorporated herein by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on July 7, 2009)

16.1	Letter from Dale Matheson Carr Hilton Labonte LLP, dated April 18, 2009 (Incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on April 18, 2008)

21	List of subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer