Form 10-Q
period 2010-03-31
SMARTHEAT INC.
filed 2010-05-11
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110027
(Address of principal executive offices)	(Zip Code)

+86 (24) 2519-7699
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,795,875 shares of common stock outstanding as of May 6, 2010.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$42,079,522	$48,967,992
Restricted cash	1,326,313	1,301,573
Accounts receivable, net	22,687,065	31,887,785
Retentions receivable	720,340	885,642
Advances to suppliers	8,547,598	7,657,791
Other receivables, prepayments and deposits	3,974,543	3,572,600
Taxes receivable	1,122,365	-
Inventories	23,260,096	11,259,273
Notes receivable - bank acceptances	345,927	397,248

Total current assets	104,063,769	105,929,904

NON-CURRENT ASSETS
Restricted cash	59,321	48,361
Accounts receivable, net	983,853	237,384
Retentions receivable	730,908	349,931
Intangible assets, net	4,059,989	4,071,021
Property and equipment, net	7,671,764	7,739,609

Total noncurrent assets	13,505,835	12,446,306

TOTAL ASSETS	$117,569,604	$118,376,210

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,507,115	$3,493,196
Unearned revenue	2,030,834	2,130,637
Taxes payable	-	2,140,627
Accrued liabilities and other payables	5,458,024	3,685,272
Notes payable - bank acceptances	1,723,165	1,806,564
Loans payable	4,394,767	4,393,544

Total current liabilities	15,113,905	17,649,840

DEFERRED TAX LIABILITY	944	8,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 32,794,875 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	32,795	32,795
Paid in capital	74,918,122	74,917,370
Statutory reserve	3,040,485	2,872,006
Accumulated other comprehensive income	1,009,133	969,988
Retained earnings	22,747,855	21,231,484

Total Company stockholders' equity	101,748,390	100,023,643

NONCONTROLLING INTEREST	706,365	694,201

TOTAL EQUITY	102,454,755	100,717,844

TOTAL LIABILITIES AND EQUITY	$117,569,604	$118,376,210

The accompanying notes are an integral part of these financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	THREE MONTHS ENDED MARCH 31,
	2010	2009

Net sales	$9,368,836	$6,207,503
Cost of goods sold	6,129,801	3,900,947

Gross profit	3,239,035	2,306,556

Operating expenses
Selling expenses	644,923	460,913
General and administrative expenses	776,996	569,522

Total operating expenses	1,421,919	1,030,435

Income from operations	1,817,116	1,276,121

Non-operating income (expenses)
Interest income	155,037	16,681
Interest expense	(61,252)	(52,852)
Financial expense	(4,313)	(1,840)
Other income	66,735	760
Other expenses	(240)	-

Total non-operating income (expenses), net	155,967	(37,251)

Income before income tax	1,973,083	1,238,870
Income tax expense	269,520	217,601

Income from operations	1,703,563	1,021,269

Less: Income attributable to noncontrolling interest	(482)	-

Net income to SmartHeat Inc	1,703,081	1,021,269

Other comprehensive item
Foreign currency translation	23,054	1,710

Comprehensive Income	$1,726,135	$1,022,979

Basic weighted average shares outstanding	32,794,875	24,179,900

Diluted weighted average shares outstanding	32,864,453	24,184,174

Basic earnings per share	$0.05	$0.04

Diluted earnings per share	$0.05	$0.04

The accompanying notes are an integral part of these financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$1,703,563	$1,021,269
Adjustments to reconcile income including noncontrolling
interest to net cash used in operating activities:
Depreciation and amortization	228,614	96,684
Unearned interest on accounts receivable	39,574	28,854
Stock option compensation expense	752	-
Changes in deferred tax liability	(7,584)	(122)
(Increase) decrease in current assets:
Accounts receivable	8,273,722	1,073,545
Retentions receivable	(215,311)	(575,657)
Advances to suppliers	(887,598)	(838,551)
Other receivables, prepayments and deposits	(948,705)	(608,803)
Inventory	(11,996,634)	(2,044,149)
Increase (decrease) in current liabilities:
Accounts payable	(2,070,772)	1,596,204
Unearned revenue	(100,387)	238,745
Taxes payable	(3,263,301)	(1,164,537)
Accrued liabilities and other payables	2,498,738	442,319

Net cash used in operating activities	(6,745,329)	(734,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(35,320)	47,361
Acquisition of property & equipment & intangible asset	(146,457)	(10,474)
Notes receivable	51,427	-

Net cash used in (provided by) investing activities	(130,350)	36,887

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	(12,791)	(248)

NET DECREASE IN CASH & CASH EQUIVALENTS	(6,888,470)	(697,560)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	48,967,992	1,435,212

CASH & CASH EQUIVALENTS, END OF PERIOD	$42,079,522	$737,652

Supplemental Cash flow data:
Income tax paid	$648,603	$777,627
Interest paid	$61,252	$60,316

The accompanying notes are an integral part of these financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006, in the State of Nevada. The Company designs, manufactures, sells, and services plate heat exchangers (“PHE”), PHE Units, and heat meters through its wholly owned operating subsidiaries in China.

On April 14, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Shenyang Taiyu Machinery and Electronic Equipment Co., Ltd. ("Taiyu") and the Taiyu Shareholders. At the closing under the Share Exchange Agreement, all of the equitable and legal rights, title and interests in and to Taiyu’s share capital in the amount of Yuan 25,000,000 were exchanged for 18,500,000 shares of SmartHeat common stock (the “Share Exchange”). Concurrent with the share exchange, one of SmartHeat’s shareholders cancelled 2,500,000 shares of 6,549,900 of issued and outstanding shares of SmartHeat pursuant to the Split-Off Agreement dated April 14, 2008. As a result of the Share Exchange, Taiyu became a wholly-owned subsidiary of SmartHeat.

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

Taiyu was incorporated in the Liaoning Province, China in July 2002. Taiyu manufactures and sells PHEs, PHE Units, and heat meters. The Company is an authorized dealer of the SONDEX brand; SONDEX is the second largest plate heat exchanger manufacturer in the world.

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

On June 12, 2009, the Company incorporated a new subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd (“SmartHeat Siping”), to manufacture heat exchangers.

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

At March 31, 2010, the Company paid approximately $3 million. The payment terms do not include any default provision.  The Company paid approximately $1.8 million in April 2010.

On August 14, 2009, the Company formed a joint venture in Beijing, named Beijing SmartHeat Jinhui Energy Technology Co., Ltd (“Jinhui”), with registered capital of RMB 10 million (US $1.46 million) for research, development, manufacturing , and sales of plate heat exchangers in more regions of China.  Jinhui has not commenced operations as of March 31, 2010. SmartHeat owns 52% of Jinhui and invested approximately $765,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, Taiyu, SanDeKe, SmartHeat Siping, a newly incorporated subsidiary in June 2009, and Jinhui, a joint venture formed in August 2009. The "Company" refers collectively to SmartHeat, Taiyu, SanDeKe, SmartHeat Siping and Jinhui. All significant inter-company accounts and transactions were eliminated in consolidation.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

Use of Estimates

In preparing the financial statements in conformity with US generally accepted accounting principles (“US GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2010, the Company maintained restricted cash of $1,385,634 in several bank accounts, $1,193,831 representing cash deposits from customers for securing payment from customers that occurs no later than the warranty period expires, and $191,803 representing the deposits the Company paid to a commercial bank for the bank issuing the bank acceptance to its vendors; of the total restricted cash, $1,326,313 will be released to the Company within one year. As of December 31, 2009, the Company maintained restricted cash of $1,349,934 in several bank accounts, $1,036,101 representing cash deposits from customers for securing payment from customers that occurs no later than the warranty period expires, and $313,833 representing the deposits the Company paid to a commercial bank for the bank issuing the bank acceptance to its vendors; of the total restricted cash, $1,301,573 will be released to the Company within one year. Restricted cash is held in the interest bearing bank accounts.

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1,128,734 and $1,128,420 at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010 and December 31, 2009, the Company had retentions receivable from customers for product quality assurance of $1,451,248 and $1,235,573, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three months to two years depending on the shipping date of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $188,743 and $149,123 at March 31, 2010 and December 31, 2009, respectively. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at the Company's borrowing rate, 5.575% at March 31, 2010, and 7.16% in December 31, 2009.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct production cost and an allocated portion of production overheads.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

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

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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
The Company's warranty reserve at March 31, 2010 and December 31, 2009 are as follows:

	2010	2009
Beginning balance	$675,562	$-
Provisions made	89,774	675,562
Actual costs incurred	(89,585)	-
Ending balance in current liabilities	$675,751	$675,562

Income Taxes

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, “Accounting for Income Taxes” (codified in FASB ASC Topic 740), which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

The Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740), on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48. As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or shareholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At March 31, 2010 and December 31, 2009, the Company had not taken any significant uncertain tax position on its tax return for 2009 and prior years or in computing its tax provision for 2009.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 480). Sales revenue is recognized when PHE and heat meters are delivered, and for PHE units, when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue.

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

Sales returns and allowances were $0 for both the three months ended March 31, 2010 and 2009. The Company does not provide right of return, price protection or any other concessions to its customers.

The Company provides a standard warranty to all customers, which is not considered an additional service; rather it is an integral part of the product’s sale. The Company believes the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21 (codified in FASB ASC Topic 605-25) separation and allocation model for a multiple deliverable arrangement. SFAS 5 (codified in FASB ASC Topic 450) specifically addresses the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes SFAS 5. The Company believes that accounting for its standard warranty pursuant to SFAS 5 (codified in FASB ASC Topic 450) does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

The Company provides after sales services at a charge after expiration of the warranty period, with after sales services mainly consisting of cleaning plate heat exchangers and repairing and exchanging parts. The Company recognizes such revenue when service is provided. For the three months ended March 31, 2010 and 2009, revenue from after sales services after expiration of the warranty period was approximately $17,390 and $1,700, respectively.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, direct labor and manufacturing overhead which are directly attributable to the products.  Write-down of inventories to lower of cost or market is also recorded in cost of goods sold.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  The cash flows from operating, investing and financing activities exclude the effect of conversion from accounts payable to notes payable – bank acceptances of $83,895.

Basic and Diluted Earnings per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following table presents a reconciliation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	2010	2009
Net income	$1,703,081	$1,021,269

Weighted average shares outstanding - basic	32,794,875	24,179,900
Effect of dilutive securities:
Unexercised warrants and options	69,578	4,274
Weighted average shares outstanding - diluted	32,864,453	24,184,174

Earnings per share - basic	$0.05	$0.04
Earnings per share - diluted	$0.05	$0.04

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

▪	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

▪
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

▪	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of March 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the Company’s Chinese subsidiaries are maintained in the Chinese Yuan Renminbi (RMB) and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD). The accounts of the Chinese subsidiaries were translated into USD in accordance with SFAS No. 52, "Foreign Currency Translation" (codified in FASB ASC Topic 830), with the RMB as the functional currency for the Chinese subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income” (codified in FASB ASC Topic 220).

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topics 718 & 505). The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (codified in FASB ASC Topic 280), requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment. All of the Company's assets are located in the PRC.

Registration Rights Agreement

The Company accounts for payment arrangements under registration rights agreement in accordance with FASB Staff Position EITF 00-19-2 (codified in FASB ASC Topic 815), which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies (codified in FASB ASC Topic 450).

The Company is required to file the Registration Statement with the SEC within 60 days of the closing of the private placement offering. The Registration Statement must be declared effective by the SEC within 180 days of the final closing of the offering. Subject to certain grace periods, the Registration Statement must remain effective and available for use until the Investors can sell all of the securities covered by the Registration Statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the Registration Statement, the Company is required to pay liquidated damages of 2% of the aggregate purchase price paid by such Investor for any Registrable Securities then held by such Investor on the date of such failure and on each anniversary of the date of such failure until such failure is cured.  The last closing under the private placement was September 24, 2008, and the 180-day period for effectiveness of the registration statement under the Registration Rights Agreement ended on March 23, 2009.  At March 31, 2009, the Company became liable to pay approximately $110,000 in liquidated damages to our investors as a result of failure to declare the effectiveness of the Registration Statement within 180 days of the final closing of the offering.  The liquidated damages were recorded as the Company’s G&A expense with charging corresponding account to accrued liabilities.  The Registration Statement became effective June 23, 2009. The Company paid $63,004 for the liquidated damages and the remaining $46,996 has been waived by investors.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

New Accounting Pronouncements

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

3. INVENTORIES

Inventories at March 31, 2010 and December 31, 2009, were as follows:

	2010	2009
Raw materials	$16,364,889	$8,627,624
Work in process	2,685,198	1,001,495
Finished Goods	4,210,009	1,630,154

Total	$23,260,096	$11,259,273

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received Commercial Notes (Bank Acceptance) from the customers in lieu of the payments for accounts receivable.  The Company discounted the Notes with the bank or endorsed the Notes to vendors, which could be for payment of their own obligations or to get cash from the third parties.  Most of the Commercial Notes have a maturity of less than six months.  At March 31, 2010 and December 31, 2009, the Company had notes receivable of $345,927 and $397,248, respectively.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009 :

	2010	2009
Building	$4,420,545	$4,419,315
Production equipment	2,999,879	2,979,017
Office equipment	572,878	545,789
Vehicles	646,013	594,168
	8,639,315	8,538,289
Less: Accumulated depreciation	(967,551)	(798,680)
	$7,671,764	$7,739,609

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Depreciation expense for the three months ended March 31, 2010 and 2009 was approximately $168,900 and $55,000, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at March 31, 2010 and December 31, 2009, respectively:

	2010	2009
Cash advance to third parties	$2,850,246	$1,332,787
Deposit for public bids of sales contracts	505,986	1,148,526
Prepayment for freight and related insurance expenses	59,040	74,412
Deposits	7,662	8,523
Advance to employees	551,609	432,144
Due from officer	-	576,208
Total	$3,974,543	3,572,600

Cash advance to third parties was short term cash advances to customers and vendors with repayment usually within three to six months.  Deposits for public bidding represented the deposits for bidding expected contracts, which will be returned to the Company after the bidding process is completed, usually within three to four months from the payment date.  Prepayment for freight and /or related insurance expenses represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products.  Deposits mainly consisted of deposits for rents and utilities. Cash advance to employees represented short term loans to employees and advances to employees for business trips and related expenses. Other receivables, prepayments and deposits are reimbursed or settled within 12 months.

Other receivables, prepayments and deposits also included remaining proceeds of $576,208 at December 31, 2009 from the exercise of warrants credited to a bank account in the name of the Chief Financial Officer, which was controlled by the Company pursuant to a Bank Account Control Agreement between the Company and the Chief Financial Officer. The Company has the exclusive right to direct the use of all funds in the account solely for its benefit or the benefit of its subsidiaries pursuant to the Bank Account Control Agreement.  The Chief Financial Officer was prohibited from using the funds in the account for her personal use.  The $576,208 deposit was transferred to the Company’s bank account on March 18, 2010.

7. INTANGIBLE ASSETS

Intangible assets consisted mainly of land use rights, computer software, know-how technology, customer list and covenant not to compete. All land in the PRC is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2005 for approximately $440,000 (RMB 3,549,682). In June 2009, the Company acquired land use rights for $3,108,000 from Siping. The Company has the right to use the land for 50 years and is amortizing such rights on a straight-line basis for 50 years.

Intangible assets consisted of the following at March 31, 2010 and December 31, 2009, respectively:

	2010	2009
Land use rights	$3,629,226	$3,628,216
Know-how technology	267,132	267,058
Customer list	191,885	191, 832
Covenant not to compete	104,385	104,356
Software	244,091	196,218
	4,436,719	4,387,680
Less: accumulated amortization	(376,730)	(316,659)
	$4,059,989	$4,071,021

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Amortization expense of intangible assets for the three months ended March 31, 2010 and 2009 was approximately $60,000 and $42,000, respectively.  Annual amortization expense for the next five years from March 31, 2010, is expected to be: $243,000, $242,000, $213,000, $129,000 and $85,000.

8. TAXES PAYABLE (RECEIVABLE)

Taxes payable consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Income tax payable	$79,976	$1,202,058
Value added tax payable (receivable)	(1,398,227)	878,638
Other taxes payable	195,886	59,931
	$(1,122,365)	$2,140,627

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Advance from third parties	$50,903	$258,759
Payable to Siping	4,631,898	2,080,013
Other payables	20,424	91,329
Warranty reserve	675,751	675,562
Accrued liabilities	77,741	326,318
Accrued salary	1,307	104,168
Total	$5,458,024	$3,536,149

Advance from third parties represented short term, non interest bearing advances from third parties. Other payables consisted of payables for the Company’s miscellaneous expenses including postage, business insurance, employee benefits, bidding fee, etc. Accrued liabilities mainly consisted of accrued interest, payroll, utility and liquidated damages for failure to declare the effectiveness of the Registration Statement within 180 days of the final closing of the offering.

10. LOAN PAYABLE – INSTITUTIONAL INVESTOR

On July 3, 2009, the Company entered into a Senior Loan Agreement with an institutional investor to obtain a loan of US $9,000,000.  Under the terms of the Agreement, the Company agreed to interest of 10% payable quarterly beginning on September 30, 2009. The principal amount and any unpaid interest accrued thereon are due six (6) months from the date of the Agreement. This loan was repaid during 2009.

11. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented accounts payable to vendors that were converted to notes payable accepted by the bank. The Company deposited a portion of the acceptance amount into the bank. The bank charged certain percentage of the face value of the note which is amortized over the term of the acceptance.

12. LOANS PAYABLE - BANK

The Company was obligated for the following short term loans payable as of March 31, 2010 and December 31, 2009:

	2010	2009
From a commercial bank in the PRC for 30,000,000 RMB. Of which, 17,000,000 RMB is due on April 22, 2010. 13,000,000 RMB was entered into on June 12, 2009 and is due on June 12, 2010. These loans currently bear interest at 5.576%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for this loan.	$4,394,767	$4,393,544
	$4,394,767	$4,393,544

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

13. DEFERRED TAX LIABILITY

Deferred tax liability represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe.

14. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes.  SmartHeat has net operating loss carry forwards for income taxes of approximately $1,945,000 and $1,775,000 at March 31, 2010 and December 31, 2009, respectively, which may be available to reduce future years’ taxable income as NOL; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

According to the new income tax law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%.  Taiyu was recognized as a new high-tech enterprise and, having registered its status with the tax bureau, therefore enjoys the income tax rate of 15% from 2009 through 2010.

SanDeKe is exempt from income tax for two years starting from its first profitable year, and is entitled to a 50% discount on the income tax rate for 2010 through 2012. The income tax rate for SanDeKe was 11% and 0% for 2010 and 2009, respectively.

SmartHeat Siping is subject to the regular 25% income tax rate.

Foreign pretax earnings were $2,144,260 and $1,352,956 for the three months ended March 31, 2010 and 209 respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are indefinitely invested outside the United States. At March 31, 2010, $24.7 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $4.8 million would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2010 and 2009:

	2010	2009
US statutory rates	34.0%	34.0%
Tax rate difference	(9.8)%	(15.7)%
Effect of tax holiday	(14.1)%	(4.5)%
Other	0.6%	–%
Valuation allowance for U.S. NOL	2.9%	4.2%
Tax per financial statements	13.6%	18.0%

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

15. MAJOR CUSTOMERS AND VENDORS

Four customers accounted for 61% and 50% of the Company’s net revenue for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, each customer accounted for approximately 17%, 17%, 14% and 13% of the sales. For the three months ended March 31, 2009, each customer accounted for approximately 18%, 16%, 12% and 5% of the sales. At March 31, 2010 and 2009, the total receivable balance due from these customers was approximately $3,500,000 and $3,319,000, respectively.

Two major vendors provided 37% of the Company’s purchases of raw materials for the three months ended March 31, 2010, and one major vendor provided 11% of the purchases for the three months ended March 31, 2009. For the three months ended March 31, 2010, the two vendors accounted for approximately 19% and 18% of the purchases. The Company had approximately $56,000 and $110,000 in accounts payable to its major vendors at March 31, 2010 and 2009, respectively.

16. STATUTORY RESERVES

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

17. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, SmartHeat sold 1,630,000 Units at $3.50 per Unit for approximately $5.7 million. Each "Unit" consisted of one share of SmartHeat common stock and a three-year warrant to purchase 15% of one share of common stock at $6.00 per share. The Units sold represent 1,630,000 million shares of common stock and warrants to purchase 244,500 shares of Common Stock. In connection with the private placement offering, the Company paid commissions of approximately $340,000 and issued warrants to purchase 148,500 shares of common stock to its placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require the Company to settle in its own shares.  There is no provision for cash settlement, except in lieu of fractional shares.  Net proceeds of approximately $5.1 million were received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 15% and term of 3 years.  The value of the Warrants was $70,246.  During 2009, 281,975 shares of warrants were exercised at $6 per share for $1,691,850.

Stock Options to Independent Directors and Employee

On July 17, 2008, the Company granted non-statutory stock options to each of its two independent U.S. directors. The terms of each option are: 10,000 shares at an exercise price per share of $4.60, with a life of five years and vesting over three years as follows: 3,333 shares vest on July 17, 2009; 3,333 shares vest on July 17, 2010; and 3,334 shares vest on July 17, 2011, subject in each case to the director continuing to be associated with the Company as a director. The options were valued at a volatility of 15%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

On July 31, 2009, one of the Company’s independent U.S. directors voluntarily retired.  As such, he forfeited his right to his unvested options to purchase 6,667 shares.

On February 1, 2010, the Company issued stock options to one employee.  The terms of the options are: 50,000 shares at an exercise price per share of $11.85, with a life of five years; 25,000 shares shall vest on June 30, 2011; 25,000 shares shall vest on June 29, 2012. The options were valued at a volatility of 74%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $367,107.

Based on the fair value method under SFAS No. 123 (Revised) “Share Based Payment” (“SFAS 123(R)”) (codified in FASB ASC Financial Instruments, Topic 718 & 505), the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk free interest rates, dividends, stock volatility and expected life of an option grant. The risk free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate. The fair value of each option grant to independent directors is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award.

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2008	393,000	6.00	2.51
Exercisable at December 31, 2008	393,000	6.00	2.51
Granted
Exercised	(281,975)
Forfeited
Outstanding at December 31, 2009	111,025	$6.00	1.51
Exercisable at December 31, 2009	111,025	$6.00	1.51
Granted
Exercised
Forfeited
Outstanding at March 31, 2010	111,025	6.00	1.26
Exercisable at March 31, 2010	111,025	6.00	1.26

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2008	20,000	$4.60	4.54
Exercisable at December 31, 2008	20,000	$4.60	4.54
Granted
Exercised
Forfeited	6,667
Outstanding at December 31, 2009	13,333	$4.60	3.54
Exercisable at December 31, 2009	13,333	$4.60	3.54
Granted	50,000	$11.85	5.00
Exercised
Forfeited
Outstanding at March 31, 2010	63,333	$10.32	4.51
Exercisable at March 31,2010	63,333	$10.32	4.51

There were no options exercised during the three months ended March 31, 2010.

Stocks issues for public offering

On September 22, 2009, the Company closed its public offering of 8,333,000 shares of its common stock, at $9 per share, which includes 1,086,913 shares sold as a result of the underwriters' exercise of their over-allotment option in full at closing. $74,997,000 was received from this offering. After underwriting discounts and commissions and offering expenses, the Company received net proceeds of $65,007,390.  The Company paid $5,249,790 to the underwriters as commission for this public offering. In addition, the Company paid an additional $4,499,820 advisory fee in connection with this public offering.

18. COMMITMENTS

Employment Agreements

On January 1, 2008, the Company entered into a three-year employment agreement with Mr. Jun Wang, which agreement may be renewed at the end of the initial term upon mutual agreement between Mr. Jun Wang and the Company.  Either party shall give written notice to the other party of its intention not to renew the agreement at least 30 days prior to the end of the initial term.  Pursuant to the terms of the employment agreement, Mr. Jun Wang shall receive a salary in an amount that is not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang. On February 1, 2010, the Company approved an increase in the annual compensation for Mr. Jun Wang to a base salary of US $150,000 per annum, effective as of February 1, 2010. In addition, Mr. Jun Wang shall be entitled to overtime pay in accordance with the applicable law.

On January 1, 2008, the Company entered into a three-year employment agreement with Ms. Zhijuan Guo, at terms identical to the terms of the employment agreement with Mr. Jun Wang. Ms. Zhijuan Guo’s current salary is $18,000 per annum.

Consulting Agreements

On January 1, 2010, the Company entered into a one-year consulting service agreement with a consultant for providing business development assistance and engineering advice regarding the sales and marketing of the products of the Company.  The Company will compensate the consultant with an aggregate of up to 4,000 restricted shares of the Company’s common stock, with 1,000 shares to be granted on February 1, 2010, 1,000 shares to be granted on May 31, 2010, 1,000 shares to be granted on August 31, 2010, and 1,000 shares to be granted on November 30, 2010.

Lease Agreements

The Company leased several offices for its sales representative in different cities under various one-year, non-cancellable, and renewable operating lease agreements.  Total rental expense for the three months ended March 31, 2010 and 2009, was approximately $17,000 and $32,000, respectively.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

19. CONTINGENCIES

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report, we will refer to SmartHeat Inc. as "SmartHeat," the "Company," "we," "us," and "our."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were incorporated in the State of Nevada on August 4, 2006, under the name Pacific Goldrim Resources, Inc., as an exploration stage corporation that intended to engage in exploration for silver, lead and zinc. On April 14, 2008, we changed our name to SmartHeat Inc. and acquired all of the equity interests in Shenyang Taiyu Machinery & Electronic Equipment Co, Ltd. (“Taiyu”), a privately held company formed under the laws of the People’s Republic of China (“PRC”) and engaged in the design, manufacture, sale and servicing of plate heat exchange products in China (“PHE”). After the relevant PRC government agency approved our subscription of 71.6% of the registered capital increase of Taiyu on July 29, 2008, PRC approval of Taiyu becoming a wholly-owned subsidiary of SmartHeat was obtained on June 3, 2009, when the transfer by the three original owners of Taiyu of their remaining 28.4% ownership of Taiyu to SmartHeat was officially recognized.

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

Taiyu was formed in July 2002 under the laws of China and is headquartered in Shenyang City, Liaoning Province, China. As a result of our acquisition of Taiyu, we are a leading provider of plate heat exchange products to China's industrial, residential and commercial markets, specializing in the manufacturing, sale, research and servicing of PHEs, PHE Units and heat meters for a broad range of industries, such as petroleum refinement, petrochemicals, power generation, metallurgy, food & beverage and chemical processing. We sell PHEs under both our ownTaiyu brand as well as the Sondex brand name, while our PHE Units are custom designed by our own in-house engineers and sold under our own Taiyu brand name.

As an expansion of our business, we acquired SanDeKe Co., Ltd. (“SanDeKe”), a Shanghai-based manufacturer of PHEs on September 25, 2008, and closed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd. on June 16, 2009, to acquire plant and equipment and land use rights to set up a new manufacturing facility under our newly incorporated subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd. (“SmartHeat Siping”).  On August 14, 2009, we formed a joint venture with total registered capital of RMB 10 million (US $1.46 million) in Beijing, named Beijing SmartHeat Jinhui Energy Technology Co., Ltd. (“Jinhui”), to expand our research, development, manufacturing and sales of plate heat exchangers in more regions of China.  We own 52% of the joint venture.

Our revenue is subject to fluctuations due to the timing of sales of high-value products, the impact of seasonal spending patterns, the timing and size of projects our customers perform, changes in overall spending levels in the industry and other unpredictable factors that may affect customer ordering patterns. Our revenues may fluctuate significantly due to the seasonal nature of central heating services in the PRC, whereas, the equipment used in residential buildings must be delivered and installed prior to the beginning of the heating season in late fall.  Additionally, any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a sequential decline in quarterly revenue.  We have not been adversely affected by these trends or weaker demand from steel processing, petrochemical and HVAC. Moreover, the PRC government has recently passed an economic stimulus package and we believe that our sales will benefit from an increase in government spending on infrastructure as provided in this package.

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

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, Taiyu, SanDeKe, SmartHeat Siping, a newly incorporated subsidiary in June 2009, and Jinhui, a new joint venture formed in August 2009. For the purposes of this Report, "Company" refers collectively to SmartHeat, Taiyu, SanDeKe, SmartHeat Siping and Jinhui. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Our revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480). Sales revenue is recognized when PHE and heat meters are delivered, and for PHE units, when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Our agreements with our customers generally provide that 30% of the purchase price is due upon placement of an order, 30% is due upon delivery and 30% is due upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date.

Our standard warranty is provided to all customers and is not considered an additional service; rather, it is an integral part of the product sale. We believe the existence of the standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21 (codified in FASB ASC Topic 605-25) separation and allocation model for a multiple deliverable arrangement. SFAS5 (codified in FASB ASC Topic 450) specifically addresses the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes SFAS 5. We believe accounting for our standard warranty pursuant to SFAS 5 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

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

Recent Accounting Pronouncements

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2010, Compared to the Three Months Ended March 31, 2009

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	2010		2009
	$	% of Sales	$	% of Sales
Sales	9,368,836		6,207,503
Cost of sales	6,129,801	65.4%	3,900,947	62.8%
Gross Profit	3,239,035	34.6%	2,306,556	37.2%
Operating Expenses	1,421,919	15.2%	1,030,435	16.6%
Income from Operations	1,817,116	19.4%	1,276,121	20.6%
Other Income (Expenses), net	155,967	1.7%	(37,251)	(0.6)%
Income tax expense	269,520	2.9%	217,601	3.5%
Noncontrolling interest	(482)	0%		0%
Net Income to SmartHeat Inc.	1,703,081	18.2%	1,021,269	16.5%

Sales. Net sales during the three months ended March 31, 2010, were $9.37 million, while our net sales for the three months ended March 31, 2009, were $6.21 million, an increase of $3.16 million, or 51%. The increase in sales was attributable to an increase in our sales volume, with selling price determined based on our standard profit margin rate. We have a strict review process for approving each sales contract, especially with respect to the determination of a selling price.  Sales price under each contract is determined in proportion to our estimated cost in order to ensure our gross profit.  Our selling price varies on each sale, which depends mainly on each customer’s specific needs and our negotiation of the contract amount and term. We have been continuously expanding the heat-supply market in more regions as a result of the PRC government’s economic stimulus plan stressing increased domestic infrastructure construction. Our sales from the traditional heat-supply industry increased approximately $0.71 or 11% compared with the same period in 2009.  We have also developed new customers in other industries like chemical engineering, electric power, metal smelting, etc., which increased approximately $1.52 million or 24% compared with same period in 2009. In addition, since July 2009, the new subsidiary SmartHeat Siping began operations and brought us $0.93 million sales or 15% of total sales in the first quarter of 2010. We believe our sales will continue to grow because we are strengthening our sales efforts by hiring more sales personnel, increasing sales channels and improving the quality of our products.

Cost of Sales.  Cost of sales for the three months ended March 31, 2010, was $6.13 million, while our cost of sales for the three months ended March 31, 2009, was $3.90 million, an increase of $2.23 million, or 57%.  Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead costs. The increase in cost of sales is attributed to the increase of production and sales volume in the first quarter of 2010. Cost of sales as a percentage of sales was 65.4% for the three months ended March 31, 2010, and 62.8% for the same period in 2009. The increase in cost of sales as a percentage of sales was mainly due to decreased sales prices for certain customers in emerging markets in the first quarter of 2010 to attract them as long term customers, while in the first quarter of 2009, the sales price was relatively higher for these customers.  We believe our cost of sales will remain stable as a result of our current pricing strategy and the continued improvement in the efficiency of our manufacturing facility.

Gross Profit.  Gross profit was $3.24 million for the three months ended March 31, 2010, compared to $2.31 million for the three months ended March 31, 2009, representing gross margins of 34.6% and 37.2%, respectively.  The increase in our gross profits was due mainly to increased sales activities. The decrease in gross profit margin was due mainly to the regression of sales prices to a normal price level for certain emerging industries customers as a result of our sales strategy for business expansion while keeping the customers for the long term.

Operating Expenses.  Operating expenses consisting of selling, general and administrative expenses totaled $1.42 million for the three months ended March 31, 2010, compared to $1.03 million for the three months ended March 31, 2009, an increase of $0.41 million or 40%.  The increase in operating expenses resulted from increase sales and expansion of our business.  Operating expenses as a percentage of sales was 15.2% in the three months ended March 31, 2010, compared to 16.6% in the same period of 2009. The decrease was attributable to our tight budgetary control and cost effectiveness.

Net Income.  Our net income for the three months ended March 31, 2010, was $ 1.70 million compared to $1.02 million for the three months ended March 31, 2009, an increase of $ 0.68 million or 67%.  Net income as a percentage of sales is 18.2% and 16.5% in the three months ended March 31, 2010 and 2009, respectively.  This increase in net income was attributable to economies of scale combined with rapid growth in revenue and efficiency of operations.  Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Liquidity and Capital Resources

Three Months Ended March 31, 2010, Compared to the Three Months Ended March 31, 2009

As of March 31, 2010, we had cash and cash equivalents of $42.08 million. Working capital was $88.95 million at March 31, 2010. The ratio of current assets to current liabilities was 6.89:1 at March 31, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating Activities	$(6,745,329)	$(734,199)
Investing Activities	(130,350)	36,887
Financing Activities	-	-

Net cash flow used in operating activities was $6.75 million in the three months ended March 31, 2010, as compared to net cash flow used in operating activities of $0.73 million in the same period of 2009. The increase in net cash flow used in operating activities was mainly due to payments made for inventory, tax payable and account payable despite a significant increase of net income and more efficient collection of account receivables. The significant amount in inventory was due to the rapid increase in our sales.

Net cash flow used in investing activities was $0.13 million in the three months ended March 31, 2010, compared to net cash generated in investing activities of $0.04 million in the same period of 2009.  The increase of net cash flow used in investing activities was mainly due to purchase of fixed assets.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% is due upon delivery and 30% is due upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date. Our receipts for payment on our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation and testing times and warranty periods. For example, PHEs are less complex than PHE units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We may experience payment delays from time to time with a range from 1 month to 3 months from the due date; however, we do not believe the delays have a significant negative impact on our liquidity as the payment delays are very common in the heating manufacturing industry in China, and the collection of payment can be reasonably assured based on our historical collection experience. Our accounts receivable turnover and inventory turnover are relatively low, and days sales outstanding ratio relatively high. Consequently, collection on our sales is rather slow and capital is tied up in inventories, which may result in pressure on cash flows. For the first quarter of 2010, we had accounts receivable turnover of 2.83 on an annualized basis, with days sales outstanding of 129 and inventory turnover of 3.1 on an annualized basis.  For the first quarter of 2009, we had accounts receivable turnover of 2.20 on an annualized basis, with days sales outstanding of 163 and inventory turnover of 2.20 on an annualized basis.  The low accounts receivable turnover and high days outstanding is due to the seasonality of the Company’s sales. Approximately 70% of the Company’s revenue is generated in the third and fourth quarters. In addition, customers usually do not pay on due dates, which is normal in the heating manufacturing business in China.

We are in the manufacturing and processing business.  We purchase substantial amounts of raw materials before the high season starts to meet production needs.  There is no concern about inventory obsolescence because our product can be sold for a profit without time limitation as long as there is continued demand.  Additionally, we have increased our sales force for developing new customers, which we believe will reduce on-hand inventory levels and increase inventory turnover going forward.  Therefore, we believe the potential risks and uncertainties associated with lower inventory turnover are limited.

We recognize the final 5-10% of the purchase price as a Retention Receivable, which is due no later than the termination of our warranty period.  The deferral of the final payment is a common practice in the heating manufacturing business in China.  Sometimes our customers are required to deposit 5-10% of the sales price on high value products, like an assembled heat exchanger unit or the main part of a plate heat exchanger, into designated bank accounts as restricted cash for securing the payment after such period expires.  Based on our historical experience, there have been no defaults on such deferrals.  Therefore, we believe the potential risks and uncertainty associated with defaults on such receivables are not material.

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

Contractual Obligations

The Company was obligated for the following short term loans payable as of March 31, 2010 and December 31, 2009:

	2010	2009
From a commercial bank in the PRC for 30,000,000 RMB. Of which, 17,000,000 RMB was entered into on April 22, 2009 and is due on April 22, 2010. 13,000,000 RMB was entered into on June 12, 2009 and is due on June 12, 2010. These loans currently bear interest at 5.576%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for this loan.	$4,394,767	$4,393,544
	$4,394,767	$4,393,544

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), its principal executive officer, and Chief Financial Officer (“CFO”), its principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of the date of that evaluation to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during its most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

SmartHeat may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse affect on our business, financial conditions or operating results. SmartHeat is currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

All information required to be reported in a report on Form 8-K during the period covered by this Form 10-Q has been reported.

Item 6. Exhibits.

Exhibit No.	Document Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTHEAT INC.
(Registrant)

Date: May 11, 2010	By:	/s/ Jun Wang
Jun Wang Chief Executive Officer (Principal Executive Officer)