Form 10-Q
period 2010-06-30
SMARTHEAT INC.
filed 2010-08-12
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,811,125 shares of common stock outstanding as of August 9, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$31,447,222	$48,967,992
Restricted cash	690,771	1,301,573
Accounts receivable, net	23,971,656	31,887,785
Retentions receivable	2,046,730	885,642
Advances to suppliers	13,834,721	7,657,791
Other receivables, prepayments and deposits	4,683,672	3,572,600
Inventories	22,386,703	11,259,273
Notes receivable - bank acceptances	429,800	397,248

Total current assets	99,491,275	105,929,904

NON-CURRENT ASSETS
Deferred tax asset	6,535	-
Restricted cash	68,420	48,361
Accounts receivable, net	232,099	237,384
Retentions receivable	297,444	349,931
Deposit for equipment purchase	5,397,189	-
Intangible assets, net	4,073,315	4,071,021
Construction in progress	33,016	-
Property and equipment, net	7,758,818	7,739,609

Total noncurrent assets	17,866,836	12,446,306

TOTAL ASSETS	$117,358,111	$118,376,210

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$3,040,937	$3,493,196
Unearned revenue	3,476,863	2,130,637
Taxes payable	1,304,812	2,140,627
Accrued liabilities and other payables	2,770,455	3,685,272
Notes payable - bank acceptances	155,060	1,806,564
Loans payable	147,256	4,393,544

Total current liabilities	10,895,383	17,649,840

DEFERRED TAX LIABILITY	-	8,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value; 75,000,000 shares authorized, 32,811,125 and 32,794,875 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	32,811	32,795
Paid in capital	75,075,918	74,917,370
Statutory reserve	3,423,988	2,872,006
Accumulated other comprehensive income	1,482,838	969,988
Retained earnings	25,756,021	21,231,484

Total Company stockholders' equity	105,771,576	100,023,643

NONCONTROLLING INTEREST	691,152	694,201.00

TOTAL EQUITY	106,462,728	100,717,844

TOTAL LIABILITIES AND EQUITY	$117,358,111	$118,376,210

The accompanying notes are an integral part of these financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2010	2009	2010	2009

Net sales	$32,136,429	$18,705,898	$22,767,593	$12,498,395
Cost of goods sold	21,116,060	11,874,903	14,986,259	7,973,956

Gross profit	11,020,369	6,830,995	7,781,334	4,524,439

Operating expenses
Selling expenses	2,637,348	1,159,532	1,992,425	698,619
General and administrative expenses	2,561,015	1,340,132	1,784,019	770,610

Total operating expenses	5,198,363	2,499,664	3,776,444	1,469,229

Income from operations	5,822,006	4,331,331	4,004,890	3,055,210

Non-operating income (expenses)
Interest income	199,564	80,421	44,527	63,740
Interest expense	5,045	(117,612)	66,297	(64,760)
Financial expense	(19,003)	-	(14,690)	1,840
Exchange loss	(43,671)	-	(43,671)	-
Other income	83,805	36,309	17,070	35,549
Other expenses	(1,419)	(11,199)	(1,179)	(11,199)

Total non-operating income (expenses), net	224,321	(12,081)	68,354	25,170

Income before income tax	6,046,327	4,319,250	4,073,244	3,080,380
Income tax expense	966,306	680,432	696,786	462,831

Income from operations	5,080,021	3,638,818	3,376,458	2,617,549

Less: Income attributable to noncontrolling interest	14,730	-	15,212	-

Net income to SmartHeat Inc	5,094,751	3,638,818	3,391,670	2,617,549

Other comprehensive item
Foreign currency translation	512,851	13,143	489,797	11,433

Comprehensive Income	$5,607,602	$3,651,961	$3,881,467	$2,628,982

Basic weighted average shares outstanding	32,800,818	24,179,900	32,806,048	24,179,900

Diluted weighted average shares outstanding	32,854,058	24,191,063	32,832,633	24,206,099

Basic earnings per share	$0.16	$0.15	$0.10	$0.11

Diluted earnings per share	$0.16	$0.15	$0.10	$0.11

The accompanying notes are an integral part of these financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$5,080,021	$3,638,818
Adjustments to reconcile income including noncontrolling
interest to net cash used in operating activities:
Depreciation and amortization	470,404	194,027
Allowance for accounts receivable	54,228	-
Unearned interest on accounts receivable	(25,023)	68,292
Stock option compensation expense	54,974	218
Stock issued for consulting service	18,090	-
Changes in deferred tax	(15,032)	(15,380)
(Increase) decrease in current assets:
Accounts receivable	7,433,602	1,349,607
Retentions receivable	(1,096,277)	(1,320,413)
Advances to suppliers	(6,104,038)	(2,487,309)
Other receivables, prepayments and deposits	1,406,764	(1,468,178)
Inventory	(11,009,976)	(2,109,938)
Increase (decrease) in current liabilities:
Accounts payable	(71,654)	1,721,658
Unearned revenue	1,327,817	840,957
Taxes payable	(843,313)	(769,124)
Accrued liabilities and other payables	(3,283,123)	226,202

Net cash used in operating activities	(6,602,536)	(130,563)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	595,152	(274,835)
Acquisition of property & equipment	(324,587)	(239,005)
Acquisition of intangible asset	(102,666)	-
Deposit for equipment purchase	(5,370,066)	-
Construction in progress	(32,850)	-

Net cash provided by (used in) investing activities	(5,235,017)	(513,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	-	3,117,362
Repayment to short term loan	(4,248,960)	-
Payment of acquisition liability	-	(1,500,139)
Notes payable	(1,653,077)	-
Warrants exercised	85,500	-

Net cash provided by (used in) financing activities	(5,816,537)	1,617,223

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	133,320	682

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(17,520,770)	973,502

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	48,967,992	1,435,212

CASH & CASH EQUIVALENTS, END OF PERIOD	$31,447,222	$2,408,714

Supplemental Cash flow data:
Income tax paid	$1,441,940	$995,787
Interest paid	$80,837	$121,259

The accompanying notes are an integral part of these financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006, in the State of Nevada. The Company designs, manufactures, sells, and services plate heat exchangers (“PHE”), PHE Units, and heat meters through its wholly-owned operating subsidiaries in China.

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

On June 16, 2009, Taiyu closed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd. (“Siping”), a company organized under the laws of the People’s Republic of China (“PRC”), to purchase certain assets consisting of the plant and equipment and certain land use rights for RMB 54,000,000, or United States Dollars (USD) $7,906,296.  Taiyu then transferred all the assets acquired to SmartHeat Siping, the newly incorporated subsidiary.  The Company paid RMB 7,250,000 (approximately $1,061,500) upon the completion of inventory inspection. The remaining purchase consideration was non-interest bearing and was payable according to the following schedule:

Payment in RMB		Payment in USD	Scheduled Payment Date
RMB	3,000,000	$439,239	May 27, 2009
RMB	10,250,000	$1,500,732	June 30, 2009
RMB	13,000,000	$1,903,367	September 30, 2009
RMB	12,300,000	$1,800,878	March 1, 2010
RMB	8,200,000	$1,200,586	September 30, 2010

At June 30, 2010, the Company paid approximately $6.70 million. The payment terms do not include any default provision.

On August 14, 2009, the Company formed a joint venture in Beijing, named Beijing SmartHeat Jinhui Energy Technology Co., Ltd (“Jinhui”), with registered capital of RMB 10 million ($1.46 million) for research, development, manufacturing and sales of plate heat exchangers in China.  Jinhui has not commenced operations as of June 30, 2010. SmartHeat owns 52% of Jinhui and invested approximately $765,000.

On April 7, 2010, the Company formed a wholly-owned subsidiary in Shenyang, named Smartheat (China) Investment Co., Ltd (“HEAT Investment”), with registered capital of $70 million. HEAT Investment is an investment holding company.

On April 12, 2010, HEAT Investment formed a wholly-owned subsidiary in Shenyang, named SmartHeat (Shenyang) Energy Equipment Co., Ltd (“HEAT Energy”), with registered capital of $30 million for research, development, manufacturing and sales of energy products.  HEAT Energy has not commenced operations as of June 30, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, HEAT Investment and HEAT Energy. The "Company" refers collectively to SmartHeat, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, HEAT Investment and HEAT Energy. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2010, the Company maintained restricted cash of $759,191 in several bank accounts, of which $602,066 represented cash deposits from customers for securing payment from customers that occurs no later than the warranty period expires and $157,125 represented the deposits the Company paid to a commercial bank for the bank issuing the bank acceptance to its vendors; of the total restricted cash, $690,771 will be released to the Company within one year. As of December 31, 2009, the Company maintained restricted cash of $1,349,934 in several bank accounts, of which $1,036,101 represented cash deposits from customers for securing payment from customers that occurs no later than the warranty period expires and $313,833 represented the deposits the Company paid to a commercial bank for the bank issuing the bank acceptance to its vendors; of the total restricted cash, $1,301,573 will be released to the Company within one year. Restricted cash is held in the interest bearing bank accounts.

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1,189,120 and $1,128,420 at June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010 and December 31, 2009, the Company had retentions receivable from customers for product quality assurance of $2,344,174 and $1,235,573, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three months to two years depending on the shipping date of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $142,415 and $149,123 at June 30, 2010 and December 31, 2009, respectively. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at the Company's borrowing rate, which was 5.575% at June 30, 2010, and 7.16% at December 31, 2009.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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
The Company's warranty reserve at June 30, 2010 and December 31, 2009 are as follows:

	2010	2009
Beginning balance	$679,273	$-
Provisions made	145,306	675,562
Actual costs incurred	-	-
Ending balance in current liabilities	$824,579	$675,562

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At June 30, 2010 and December 31, 2009, the Company had not taken any significant uncertain tax position on its tax return for 2009 and prior years or in computing its tax provision for 2009.

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

Sales revenue represents the invoiced value of goods, net of value-added tax ("VAT"). All of the Company’s products sold in the PRC are subject to Chinese VAT of 17% of gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances were $0 for both the three months ended June 30, 2010 and 2009. The Company does not provide right of return, price protection or any other concessions to its customers.

The Company provides a standard warranty to all customers, which is not considered an additional service; rather, it is an integral part of the product’s sale. The Company believes the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21 (codified in FASB ASC Topic 605-25) separation and allocation model for a multiple deliverable arrangement. SFAS 5 (codified in FASB ASC Topic 450) specifically addresses the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes SFAS 5. The Company believes that accounting for its standard warranty pursuant to SFAS 5 (codified in FASB ASC Topic 450) does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

The Company provides after-sales services at a charge after the expiration of the warranty period, with after-sales services mainly consisting of cleaning plate heat exchangers and repairing and exchanging parts. The Company recognizes such revenue when service is provided. For the six months ended June 30, 2010 and 2009, revenue from after-sales services after the expiration of the warranty period was approximately $39,500 and $3,700, respectively. For the three months ended June 30, 2010 and 2009, revenue from after-sales services after the expiration of the warranty period was approximately $22,100 and $1,500, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, direct labor and manufacturing overhead that are directly attributable to the products.  Write-down of inventories to lower of cost or market is also recorded in cost of goods sold.

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

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet.  The cash flows from operating, investing and financing activities for the six months ended June 30, 2010, excluded the effect of conversion from accounts receivable to notes receivable of $429,800 and $399,430 notes receivable endorsed to vendors in lieu of payment.

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

The following table presents a reconciliation of basic and diluted earnings per share:

	Six Months Ended June 30, (Unaudited)		Three Months Ended June 30, (Unaudited)
	2010	2009	2010	2009
Net income	$5,094,751	$3,638,818	$3,391,670	$2,617,549

Weighted average shares outstanding - basic	32,800,818	24,179,900	32,806,048	24,179,900
Effect of dilutive securities:
Unexercised warrants and options	53,240	11,163	26,585	26,199
Weighted average shares outstanding - diluted	32,854,058	24,191,063	32,832,633	24,206,099

Earnings per share - basic	$0.16	$0.15	$0.10	$0.11
Earnings per share - diluted	$0.16	$0.15	$0.10	$0.11

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

As of June 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The Company is required to file the Registration Statement with the SEC within 60 days of the closing of the private placement offering. The Registration Statement must be declared effective by the SEC within 180 days of the final closing of the offering. Subject to certain grace periods, the Registration Statement must remain effective and available for use until the Investors can sell all of the securities covered by the Registration Statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the Registration Statement, the Company is required to pay liquidated damages of 2% of the aggregate purchase price paid by such Investor for any Registrable Securities then held by such Investor on the date of such failure and on each anniversary of the date of such failure until such failure is cured.  The last closing under the private placement was September 24, 2008, and the 180-day period for effectiveness of the Registration Statement under the Registration Rights Agreement ended on March 23, 2009.  At March 31, 2009, the Company became liable to pay approximately $110,000 in liquidated damages to our investors as a result of failure to declare the effectiveness of the Registration Statement within 180 days of the final closing of the offering.  The liquidated damages were recorded as the Company’s G&A expense with charging corresponding account to accrued liabilities.  The Registration Statement became effective June 23, 2009. The Company paid $63,004 for the liquidated damages and the remaining $46,996 was waived by investors.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

New Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

3. INVENTORIES

Inventories at June 30, 2010 and December 31, 2009, were as follows:

	2010	2009
Raw materials	$13,218,477	$8,627,624
Work in process	2,730,073	1,001,495
Finished goods	6,438,153	1,630,154

Total	$22,386,703	$11,259,273

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received Commercial Notes (Bank Acceptance) from them in lieu of the payments for accounts receivable.  The Company discounted the Notes with the bank or endorsed the Notes to vendors, which could be for payment of their own obligations or to get cash from the third parties.  Most of the Commercial Notes have a maturity of less than six months.  At June 30, 2010 and December 31, 2009, the Company had notes receivable of $429,800 and $397,248, respectively.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Building	$4,443,589	$4,419,315
Production equipment	3,214,610	2,979,017
Office equipment	581,900	545,789
Vehicles	716,542	594,168
	8,956,641	8,538,289
Less: Accumulated depreciation	(1,197,823)	(798,680)
	$7,758,818	$7,739,609

Depreciation expense for the six months ended June 30, 2010 and 2009 was approximately $399,100 and $111,000, respectively. Depreciation expense for the three months ended June 30, 2010 and 2009 was approximately $230,200 and $56,000, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at June 30, 2010 and December 31, 2009, respectively:

	2010	2009
Cash advance to third parties	$2,073,957	$1,332,787
Deposit for public bids of sales contracts	1,039,814	1,148,526
Prepayment for freight and related insurance expenses	107,436	74,412
Deposits	165,657	8,523
Advance to employees	659,016	432,144
Others	637,792	144
Due from officer	-	576,208
Total	$4,683,672	3,572,600

Cash advance to third parties was short term cash advances to customers and vendors with repayment usually within three to six months.  Deposits for public bidding represented the deposits for bidding expected contracts, which will be returned to the Company after the bidding process is completed, usually within three to four months from the payment date.  Prepayment for freight and /or related insurance expenses represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products.  Deposits mainly consisted of deposits for rents, payroll expense and utilities. Cash advance to employees represented short term loans to employees and advances to employees for business trips and related expenses. Other receivables, prepayments and deposits are reimbursed or settled within 12 months.

Other receivables, prepayments and deposits also included remaining proceeds of $576,208 at December 31, 2009, from the exercise of warrants credited to a bank account in the name of the Chief Financial Officer, which was controlled by the Company pursuant to a Bank Account Control Agreement between the Company and the Chief Financial Officer. The Company has the exclusive right to direct the use of all funds in the account solely for its benefit or the benefit of its subsidiaries pursuant to the Bank Account Control Agreement.  The Chief Financial Officer was prohibited from using the funds in the account for her personal use.  The $576,208 deposit was transferred to the Company’s bank account on March 18, 2010.

7. INTANGIBLE ASSETS

Intangible assets consisted mainly of land use rights, computer software, know-how technology, customer list and covenant not to compete. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2005 for approximately $440,000 (RMB 3,549,682). In June 2009, the Company acquired land use rights for $3,108,000 from Siping. The Company has the right to use the land for 50 years and is amortizing such rights on a straight-line basis for 50 years.

Intangible assets consisted of the following at June 30, 2010 and December 31, 2009, respectively:

	2010	2009
Land use rights	$3,648,145	$3,628,216
Know-how technology	268,525	267,058
Customer list	192,885	191,832
Covenant not to compete	104,929	104,356
Software	300,480	196,218
	4,514,964	4,387,680
Less: Accumulated amortization	(441,649)	(316,659)
	$4,073,315	$4,071,021

Amortization expense of intangible assets for the six months ended June 30, 2010 and 2009, was approximately $125,000 and $83,000, respectively.  Amortization expense of intangible assets for the three months ended June 30, 2010 and 2009, was approximately $65,000 and $41,000, respectively.  Annual amortization expense for the next five years from June 30, 2010, is expected to be: $254,000, $253,000, $211,000, $114,000 and $92,000.

8. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Income tax payable	$768,342	$1,202,058
Value added tax payable	514,449	878,638
Other taxes payable	22,021	59,931
	$1,304,812	$2,140,627

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2010 and December 31, 2009:

	2010	2009
Advance from third parties	$-	$258,759
Payable to Siping (see Note 1)	1,178,047	2,080,013
Other payables	662,319	91,329
Warranty reserve	837,758	675,562
Accrued liabilities	-	475,441
Accrued salary	92,331	104,168
Total	$2,770,455	$3,685,272

Advance from third parties represented short term, non interest bearing advances from third parties. Other payables consisted of payables for the Company’s miscellaneous expenses including postage, business insurance, employee benefits, bidding fee, etc. Accrued liabilities mainly consisted of accrued interest, utility and liquidated damages for failure to declare the effectiveness of the Registration Statement within 180 days of the final closing of the offering.

10. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented accounts payable to vendors that were converted to notes payable accepted by the bank. The Company deposited a portion of the acceptance amount into the bank. The bank charged certain percentage of the face value of the note which is amortized over the term of the acceptance.

11. LOANS PAYABLE - BANK

The Company was obligated for the following short term loans payable as of June 30, 2010 and December 31, 2009:

	2010	2009
Loans from a commercial bank in the PRC for RMB 30,000,000, of which, RMB 17,000,000 was entered into on April 22, 2009, and was due on April 22, 2010, and RMB 13,000,000 was entered into on June 12, 2009, and is due on June 12, 2010. These loans had interest rate of 5.576%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for this loan. The Company paid in full for entire loan when it matured.	$-	$4,393,544
Loan from a commercial bank in the PRC for RMB 1,000,000 entered into on June 1, 2010. The loan currently bears interest at 5.576%. The Company pledged its account receivables for this loan, the payment collected from the accounts receivable will be directly to the bank from the Company’s customers as repayment of the loan.	147,256
	$147,256	$4,393,544

12. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe.

13. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes.  SmartHeat has net operating loss carry forwards for income taxes of approximately $2,157,000 and $1,775,000 at June 30, 2010 and December 31, 2009, respectively, which may be available to reduce future years’ taxable income as NOL; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

SmartHeat Siping, Jinhui, HEAT Investment and HEAT Energy are subject to the regular 25% income tax rate.

Foreign pretax earnings were approximately $6,543,500 and $4,436,000 for the six months ended June 30, 2010 and 2009, respectively. Foreign pretax earnings were approximately $4,399,200 and $3,083,000 for the three months ended June 30, 2010 and 2009, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are indefinitely invested outside the United States. At June 30, 2010, approximately $28 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $5.8 million would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six and three months ended June 30, 2010 and 2009:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
US statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference	(9.9)%	(14.0)%	(9.6)%	(14.0)%
Effect of tax holiday	(11.6)%	(5.1)%	(10.4)%	(5.0)%
Others	0.3%	-	(0.2)%	-
Valuation allowance	3.1%	0.9%	3.1%	0.0%
Tax per financial statements	15.9%	15.8%	16.9%	15.0%

14. MAJOR CUSTOMERS AND VENDORS

For the six months ended June 30, 2010, one customer accounted for approximately 20% of sales. For the six months ended June 30, 2009, three customers accounted for approximately 21%, 14%, and 10% of sales. For the three months ended June 30, 2010, one customer accounted for approximately 28% of sales. For the three months ended June 30, 2009, three customers accounted for approximately 32%, 21%, and 15% of sales.  At June 30, 2010 and December 31, 2009, the total receivable balance due from these customers was approximately $48,500 and $3,319,000, respectively.

Two vendors accounted for 13% and 11% of the Company’s purchases of raw materials for the six months ended June 30, 2010, no vendor provided 10% or more of the Company’s purchase of raw materials for the six months ended June 30, 2009. No vendor provided 10% or more of the Company’s purchases of raw materials for the three months ended June 30, 2010 and 2009.

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

16. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, SmartHeat sold 1,630,000 Units at $3.50 per Unit for approximately $5.7 million. Each "Unit" consisted of one share of SmartHeat common stock and a three-year warrant to purchase 15% of one share of common stock at $6.00 per share. The Units sold represent 1,630,000 million shares of common stock and warrants to purchase 244,500 shares of Common Stock. In connection with the private placement offering, the Company paid commissions of approximately $340,000 and issued warrants to purchase 148,500 shares of common stock to its placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require the Company to settle in its own shares.  There is no provision for cash settlement, except in lieu of fractional shares.  Net proceeds of approximately $5.1 million were received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions:  discount rate – 2.76%; dividend yield – 0%; expected volatility – 15% and term of 3 years.  The value of the Warrants was $70,246.  During 2009, 281,975 shares of warrants were exercised at $6 per share for $1,691,850.  During the six months ended June 30, 2010, 14,250 shares of warrants were exercised at $6 per share for $85,500.

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2008	393,000	6.00	2.51
Exercisable at December 31, 2008	393,000	6.00	2.51
Granted
Exercised	(281,975)
Forfeited
Outstanding at December 31, 2009	111,025	6.00	1.51
Exercisable at December 31, 2009	111,025	6.00	1.51
Granted
Exercised	(14,250)
Forfeited
Outstanding at June 30, 2010	96,775	6.00	1.01
Exercisable at June 30, 2010	96,775	6.00	1.01

Stock Options to Independent Directors and Employee

On July 17, 2008, the Company granted non-statutory stock options to each of its two independent U.S. directors. The terms of each option are: 10,000 shares at an exercise price per share of $4.60, with a life of five years and vesting over three years as follows: 3,333 shares vest on July 17, 2009; 3,333 shares vest on July 17, 2010; and 3,334 shares vest on July 17, 2011, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 15%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

On July 31, 2009, one of the Company’s independent U.S. directors voluntarily retired.  As such, he forfeited his right to his unvested options to purchase 6,667 shares.

On February 1, 2010, the Company issued stock options to an employee.  The terms of the options are: 50,000 shares at an exercise price per share of $11.85, with a life of five years; 25,000 shares vest on June 30, 2011; 25,000 shares vest on June 29, 2012. The options were valued using a volatility of 74%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant date fair value of options was $367,107.

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

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2008	20,000	$4.60	4.54
Exercisable at December 31, 2008	20,000	$4.60	4.54
Granted
Exercised
Forfeited	6,667
Outstanding at December 31, 2009	13,333	$4.60	3.54
Exercisable at December 31, 2009	13,333	$4.60	3.54
Granted	50,000	$11.85	5.00
Exercised
Forfeited
Outstanding at June 30, 2010	63,333	$10.32	4.26
Exercisable at June 30, 2010	63,333	$10.32	4.26

There were no options exercised during the six months ended June 30, 2010.  The Company recorded $54,974 and $218 as compensation expense for stock options during the six months ended June 30, 2010 and 2009, respectively.  The Company recorded $54,974 and $218 as compensation expense for stock options during the three months ended June 30, 2010 and 2009, respectively.

Stock Issued for Public Offering

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

Stock Issued for Consulting Service

On January 1, 2010, the Company entered into a one-year consulting service agreement with a consultant for providing business development assistance and engineering advice regarding the sales and marketing of the products of the Company.  The Company will compensate the consultant an aggregate of up to 4,000 restricted shares of the Company’s common stock; the Company granted the consultant 1,000 shares on April 9, 2010, and granted 1,000 shares on June 2, 2010, with the remaining 1,000 shares to be granted on August 31, 2010, and 1,000 shares to be granted on November 30, 2010.  For the six months ended June 30, 2010, the Company recorded $18,090 stock compensation expense.

17. COMMITMENTS

Employment Agreements

On January 1, 2008, the Company entered into a three-year employment agreement with Mr. Jun Wang, which agreement may be renewed at the end of the initial term upon mutual agreement between Mr. Jun Wang and the Company.  Either party shall give written notice to the other party of its intention not to renew the agreement at least 30 days prior to the end of the initial term.  Pursuant to the terms of the employment agreement, Mr. Jun Wang shall receive a salary in an amount that is not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang. On February 1, 2010, the Company approved an increase in the annual compensation for Mr. Jun Wang to a base salary of $150,000 per annum, effective as of February 1, 2010. In addition, Mr. Jun Wang shall be entitled to overtime pay in accordance with the applicable law.

On January 1, 2008, the Company entered into a three-year employment agreement with Ms. Zhijuan Guo, at terms identical to the terms of the employment agreement with Mr. Jun Wang. Ms. Zhijuan Guo’s current salary is $18,000 per annum.

Lease Agreements

The Company leased several offices for its sales representative in different cities under various one-year, non-cancellable, and renewable operating lease agreements.  Rental expense for the six months ended June 30, 2010 and 2009, was approximately $71,000 and $79,000, respectively.  Rental expense for the three months ended June 30, 2010 and 2009, was approximately $54,000 and $47,000, respectively.

Capital Contribution

On April 7, 2010, the Company formed a wholly-owned subsidiary in Shenyang, named Smartheat (China) Investment Co., Ltd, with registered capital of $70 million. As of June 30, 2010, the Company has contributed $30 million cash capital, and was committed to contribute an additional $40 million within five years, which is permitted per PRC regulations.

Purchase of Equipment

During the three months ended June 30, 2010, the Company contracted to purchase approximately RMB 73 million ($10,800,000) of equipment. As of June 30, 2010, the Company paid approximately RMB 36,651,000 ($5,397,200), which was 50% of the total contracted amount.

Construction in Progress

During the three months ended June 30, 2010, Heat Energy received a land use right for building a plant to manufacture PHE, heat meters, PHE units, ground source heat pump, pressure containers and nuclear power generation-related devices. The estimated charge for the land use right is RMB 63.84 million ($9.4 million), which is not paid yet as of June 30, 2010.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those listed under the heading “Risk Factors” and those listed in our other Securities and Exchange Commission filings.  The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report. Throughout this Quarterly Report we will refer to SmartHeat Inc. as “SmartHeat,” the “Company,” “we,” “us,” and “our.”

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

Taiyu was formed in July 2002 under the laws of China and is headquartered in Shenyang City, Liaoning Province, China. As a result of our acquisition of Taiyu, we are a leading provider of plate heat exchange products to China's industrial, residential and commercial markets, specializing in the manufacturing, sale, research and servicing of PHEs, PHE Units and heat meters for a broad range of industries, such as petroleum refinement, petrochemicals, power generation, metallurgy, food & beverage and chemical processing. We sell PHEs under both our own Taiyu brand as well as the Sondex brand name, while our PHE Units are custom designed by our own in-house engineers and sold under our own Taiyu brand name.

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

On April 7, 2010, we formed a wholly-owned subsidiary in Shenyang, named Smartheat (China) Investment Co., Ltd (“HEAT Investment”), with registered capital of $70 million. HEAT investment is an investment holding company.

On April 12, 2010, HEAT Investment formed a wholly-owned subsidiary in Shenyang, named SmartHeat (Shenyang) Energy Equipment Co., Ltd (“HEAT Energy”), with registered capital of $30 million for research, development, manufacturing and sales of energy products.  HEAT Energy has not commenced operations as of June 30, 2010.

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

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, HEAT Investment and HEAT Energy. The "Company" refers collectively to SmartHeat, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, HEAT Investment and HEAT Energy. All significant inter-company accounts and transactions were eliminated in consolidation.

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

We provide after-sales services at a charge after the expiration of the warranty period, with after-sales services mainly consisting of cleaning plate heat exchangers and repairing and exchanging parts. We recognize such revenue when service is provided.  The revenue earned from these services was not material.

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

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the Consolidated Financial Statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU will have a material impact on its financial position or results of operations when it adopts this update on January 1, 2011.

Results of Operations

Six Months Ended June 30, 2010, Compared to the Six Months Ended June 30, 2009

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	2010		2009
	$	% of Sales	$	% of Sales
Sales	32,136,429		18,705,898
Cost of sales	21,116,060	65.7%	11,874,903	63.5%
Gross profit	11,020,369	34.3%	6,830,995	36.5%
Operating expenses	5,198,363	16.2%	2,499,664	13.4%
Income from operations	5,822,006	18.1%	4,331,331	23.2%
Other income (expenses), net	224,321	0.7%	(12,081)	(0.1)%
Income tax expense	966,306	3.0%	680,432	3.6%
Noncontrolling interest	14,730	0%		0%
Net income to SmartHeat Inc.	5,094,751	15.9%	3,638,818	19.5%

Sales. Net sales during the six months ended June 30, 2010, were $32.14 million, consisting of $13.83 million for PHE units, $17.21 million for PHEs, and $1.10 million for heat meters, while our net sales for the six months ended June 30, 2009, were $18.71 million, consisting of $11.87 million for PHE units, $6.41 million for PHEs, and $0.43 million for heat meters, an overall increase of $13.43 million or 71.8%. The increase in sales came from all three of the Company’s product lines and benefited from the continued government stimulus in energy-saving industry, the strong economic recovery in China and our successful market expansion. Our sales from our PHEs increased from in Shanghai, which brought us additional sales of $10.80 million or 58% increase in sales during the six months ended June 30, 2010, compared with the same period of last year. Our PHE unit sales increased by $1.97 million or 11% compared to the same period of last year due to continuous effort on market expansion. The newly developed heat meters products also brought us an additional $0.66 million in sales or 3% increase in sales compared with the same period of last year. We have a strict review process for approving each sales contract, especially with respect to the determination of a selling price.  Sales price under each contract is determined in proportion to our estimated cost in order to ensure our gross profit.  Our selling price varies on each sale, which depends mainly on each customer’s specific needs and our negotiation of the contract amount and term. We have been continuously expanding the heat-supply market in more regions as a result of the PRC government’s economic stimulus plan stressing increased domestic infrastructure construction as well as continuous research and development on new products.  We believe our sales will continue to grow because we are strengthening our sales efforts by hiring more sales personnel, increasing sales channels and improving the quality of our products.

Cost of Sales.  Cost of sales for the six months ended June 30, 2010, was $21.12 million, while our cost of sales for the six months ended June 30, 2009, was $11.87 million, an increase of $9.24 million or 77.8%.  Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead costs. The increase in cost of sales is attributed to the increase of production and sales volume in the six months ended June 30, 2010. Cost of sales as a percentage of sales was 65.7% for the six months ended June 30, 2010, and 63.5% for the same period in 2009. The increase in cost of sales as a percentage of sales was mainly due to increased sales of heat exchangers, which have lower margins than our other products.  We believe our cost of sales will remain stable as a result of stronger sales in other product areas, our current pricing strategy and the continued improvement in the efficiency of our manufacturing facility.

Gross Profit.  Gross profit was $11.02 million for the six months ended June 30, 2010, compared to $6.83 million for the six months ended June 30, 2009, representing gross margins of 34.3% and 36.5%, respectively.  The increase in our gross profits was due to increased sales activities. The decrease in gross profit margin was mainly due to higher than expected revenues from the heat exchanger business, which have lower margins than our other products, resulting in reduced overall margins for this period. Based on existing backlog, the Company expects gross margins to return to higher levels in the third quarter of 2010 because we expect to increase the number of PHE units sold as a percentage of sales in the third quarter of 2010.

Operating Expenses.  Operating expenses consisting of selling, general and administrative expenses totaled $5.20 million for the six months ended June 30, 2010, compared to $2.50 million for the six months ended June 30, 2009, an increase of $2.70 million or 108%.  The increase in operating expenses resulted from increased sales and expansion of our business, including the hiring of more sales personnel, higher depreciation expense, training the marketing team, establishing new sales offices in more regions of China and restructuring our sales and distribution channels. We believe that the expansion of our marketing team and training of our marketing team and other employees will increase total sales and improve the efficiency of our operation.  We will continue our tight budgetary control and cost effectiveness. Operating expenses as a percentage of sales was 16.2% in the six months ended June 30, 2010, compared to 13.4% in the same period of 2009.

Net Income.  Our net income for the six months ended June 30, 2010, was $5.09 million compared to $3.64 million for the six months ended June 30, 2009, an increase of $1.44 million or 39.6%.  Net income as a percentage of sales is 15.8% and 19.5% in the six months ended June 30, 2010 and 2009, respectively.  This increase in net income was attributable to economies of scale combined with rapid growth in revenue and efficiency of operations, while the decrease in net income as a percentage to sales was attributable to increased operating expenses as a result of rapid expansion of our business by continuous establishing and acquisition of new companies.  Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Quarter Ended June 30, 2010, Compared to the Quarter Ended June 30, 2009

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	2010		2009
	$	% of Sales	$	% of Sales
Sales	22,767,593		12,498,395
Cost of sales	14,986,259	65.8%	7,973,956	63.8%
Gross profit	7,781,334	34.2%	4,524,439	36.2%
Operating expenses	3,776,444	16.6%	1,469,229	11.8%
Income from operations	4,004,890	17.6%	3,055,210	24.4%
Other income (expenses), net	68,354	0.3%	25,170	0.2%
Income tax expense	696,786	3.1%	462,831	3.7%
Noncontrolling interest	15,212	0.1%	-	0%
Net income to SmartHeat Inc.	3,391,670	14.9%	2,617,549	20.9%

Sales. Net sales during the three months ended June 30, 2010, were $22.76 million, consisting of $9.51 million for PHE units, $12.72 million for PHEs, and $0.53 for heat meters, while our net sales for the three months ended June 30, 2009, were $12.50 million, consisting of $7.98 million for PHE units, $4.18 million for PHEs, and $0.33 million for heat meters, an overall increase of $10.27 million or 82.2%. The increase in sales came from all three of the Company’s product lines and benefited from the continued government stimulus in energy-saving industry, the strong economic recovery in China and our successful market expansion. Our sales from our PHEs increased in Shanghai. Our sales of PHE units and new heat meters products also increased compared to the same period of last year. We have a strict review process for approving each sales contract, especially with respect to the determination of a selling price.  Sales price under each contract is determined in proportion to our estimated cost in order to ensure our gross profit.  Our selling price varies on each sale, which depends mainly on each customer’s specific needs and our negotiation of the contract amount and term. We have been continuously expanding the heat-supply market in more regions as a result of the PRC government’s economic stimulus plan stressing increased domestic infrastructure construction.  We believe our sales will continue to grow because we are strengthening our sales efforts by hiring more sales personnel, increasing sales channels and improving the quality of our products.

Cost of Sales.  Cost of sales for the three months ended June 30, 2010, was $14.99 million, while our cost of sales for the three months ended June 30, 2009, was $7.97 million, an increase of $7.01 million or 87.9%.  Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead costs. The increase in cost of sales is attributed to the increase of production and sales volume in the three months ended June 30, 2010. Cost of sales as a percentage of sales was 65.8% for the three months ended June 30, 2010, and 63.8% for the same period in 2009. The increase in cost of sales as a percentage of sales was mainly due to increased sales of heat exchangers, which have lower margins than our other products.  We believe our cost of sales will remain stable as a result of stronger sales in other product areas, our current pricing strategy and the continued improvement in the efficiency of our manufacturing facility.

Gross Profit.  Gross profit was $7.78 million for the three months ended June 30, 2010, compared to $4.52 million for the three months ended June 30, 2009, representing gross margins of 34.2% and 36.2%, respectively.  The increase in our gross profits was due to increased sales activities. The decrease in gross profit margin was mainly due higher than expected revenues from the heat exchanger business, which have lower margins than our other products, resulting in reduced overall margins for this period. Based on existing backlog, the Company expects gross margins to return to higher levels in the third quarter of 2010 because we expect to increase the number of PHE units sold as a percentage of sales in the third quarter of 2010.

Operating Expenses.  Operating expenses consisting of selling, general and administrative expenses totaled $3.78 million for the three months ended June 30, 2010, compared to $1.47 million for the three months ended June 30, 2009, an increase of $2.31 million or 157%.  The increase in operating expenses resulted from increased sales and expansion of our business, including the hiring of more sales personnel, higher depreciation expense, training the marketing team, establishing new sales offices in more regions of China and restructuring our sales and distribution channels. We believe that the expansion of our business and training of our marketing team will increase total sales and improve efficiency.  We will continue our tight budgetary control and cost effectiveness. Operating expenses as a percentage of sales was 16.6% in the three months ended June 30, 2010, compared to 11.8% in the same period of 2009.

Net Income.  Our net income for the three months ended June 30, 2010, was $3.39 million compared to $2.62 million for the three months ended June 30, 2009, an increase of $0.77 million or 29.6%.  Net income as a percentage of sales is 14.9% and 20.9% in the three months ended June 30, 2010 and 2009, respectively.  This increase in net income was attributable to economies of scale combined with rapid growth in revenue and efficiency of operations, while the decrease in net income as a percentage to sales was attributable to increased operating expenses as a result of rapid expansion of our business by continuous establishing and acquisition of new companies.  Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Liquidity and Capital Resources

Six Months Ended June 30, 2010, Compared to the Six Months Ended June 30, 2009

As of June 30, 2010, we had cash and cash equivalents of $31.45 million. Working capital was $88.60 million at June 30, 2010. The ratio of current assets to current liabilities was 9.13:1 at June 30, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating activities	$(6,602,536)	$(130,563)
Investing activities	(5,235,017)	(513,840)
Financing activities	(5,816,537)	1,617,223

Net cash flow used in operating activities was $6.60 million in the six months ended June 30, 2010, as compared to net cash flow used in operating activities of $0.13 million in the same period of 2009. The increase in net cash flow used in operating activities was mainly due to payments made for inventory, advance to suppliers for raw material and payments for other payables despite a significant increase of net income and more efficient collection of account receivables. The significant amount in inventory was due to the rapid increase in our sales and readiness for the upcoming high season of production and sales.

Net cash flow used in investing activities was $5.24 million in the six months ended June 30, 2010, compared to net cash used in investing activities of $0.51 million in the same period of 2009.  The increase of net cash flow used in investing activities was mainly due to purchase of fixed assets and deposit made for equipment purchase.

Net cash flow used in financing activities was $5.82 million in the six months ended June 30, 2010, compared to net cash provided by investing activities of $1.62 million in the same period of 2009.  The increase of net cash flow used in financing activities was mainly due to repayment of short term loans and notes payable.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% is due upon delivery and 30% is due upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date. Our receipts for payment on our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation and testing times and warranty periods. For example, PHEs are less complex than PHE units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We may experience payment delays from time to time with a range from 1 month to 3 months from the due date; however, we do not believe the delays have a significant negative impact on our liquidity as the payment delays are very common in the heating manufacturing industry in China, and the collection of payment can be reasonably assured based on our historical collection experience. Our accounts receivable turnover and inventory turnover are relatively low, and days sales outstanding ratio relatively high. Consequently, collection on our sales is rather slow and capital is tied up in inventories, which may result in pressure on cash flows. For the six months ended June 30, 2010, we had accounts receivable turnover of 2.76 on an annualized basis, with days sales outstanding of 132 and inventory turnover of 3.18 on an annualized basis.  For the six months ended June 30, 2009, we had accounts receivable turnover of 3.16 on an annualized basis, with days sales outstanding of 111 and inventory turnover of 3.31 on an annualized basis.  The low accounts receivable turnover and high days outstanding is due to the seasonality of the Company’s sales. Approximately 70% of the Company’s revenue is generated in the third and fourth quarters. In addition, customers usually do not pay on due dates, which is normal in the heating manufacturing business in China.

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

Contractual Obligations

The Company was obligated for the following short term loans payable as of June 30, 2010 and December 31, 2009:

	2010	2009
Loans from a commercial bank in the PRC for RMB 30,000,000, of which, RMB 17,000,000 was entered into on April 22, 2009, and was due on April 22, 2010, and RMB 13,000,000 was entered into on June 12, 2009, and is due on June 12, 2010. These loans had interest rate of 5.576%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for this loan. The Company paid in full for entire loan when it matured.	$-	$4,393,544
Loan from a commercial bank in the PRC for RMB 1,000,000 entered into on June 1, 2010. The loan currently bears interest at 5.576%. The Company pledged its account receivables for this loan, the payment collected from the accounts receivable will be directly to the bank from the Company’s customers as repayment of the loan	147,256
	$147,256	$4,393,544

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

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

SMARTHEAT INC.
(Registrant)

Date: August 12, 2010	By:	/s/ Jun Wang
Jun Wang Chief Executive Officer (Principal Executive Officer)