Form 10-Q
period 2010-09-30
SMARTHEAT INC.
filed 2010-11-10
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110027
(Address of principal executive offices)	(Zip Code)

+86 (24) 2519-7699
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,811,125 shares of common stock outstanding as of November 8, 2010.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$14,724,091	$48,967,992
Restricted cash	1,296,318	1,301,573
Accounts receivable, net	50,052,608	31,887,785
Retentions receivable	2,096,943	885,642
Advances to suppliers	12,623,696	7,657,791
Other receivables, prepayments and deposits	5,352,081	3,572,600
Inventories	32,457,863	11,259,273
Notes receivable - bank acceptances	944,769	397,248

Total current assets	119,548,369	105,929,904

NON-CURRENT ASSETS
Deferred tax asset	14,837	-
Restricted cash	92,013	48,361
Accounts receivable, net	219,725	237,384
Retentions receivable	734,238	349,931
Deposit for land use right	9,597,390	-
Intangible assets, net	4,127,767	4,071,021
Construction in progress	80,254	-
Property and equipment, net	8,044,911	7,739,609

Total noncurrent assets	22,911,135	12,446,306

TOTAL ASSETS	$142,459,504	$118,376,210

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,421,730	$3,493,196
Unearned revenue	4,283,004	2,130,637
Taxes payable	2,799,694	2,140,627
Accrued liabilities and other payables	4,887,566	3,685,272
Notes payable - bank acceptances	1,516,865	1,806,564
Loans payable	4,476,877	4,393,544

Total current liabilities	23,385,736	17,649,840

DEFERRED TAX LIABILITY	-	8,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value; 75,000,000 shares authorized, 32,811,125 and 32,794,875 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	32,811	32,795
Paid in capital	75,163,813	74,917,370
Statutory reserve	4,613,151	2,872,006
Accumulated other comprehensive income	2,901,709	969,988
Retained earnings	35,673,363	21,231,484

Total Company stockholders' equity	118,384,847	100,023,643

NONCONTROLLING INTEREST	688,921	694,201

TOTAL EQUITY	119,073,768	100,717,844

TOTAL LIABILITIES AND EQUITY	$142,459,504	$118,376,210

The accompanying notes are an integral part of these financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009

Net sales	$83,613,250	$56,541,795	$51,476,821	$37,835,897
Cost of goods sold	54,177,914	36,562,363	33,061,854	24,687,460

Gross profit	29,435,336	19,979,432	18,414,968	13,148,438

Operating expenses
Selling expenses	5,972,651	2,325,471	3,335,303	1,165,939
General and administrative expenses	4,622,468	2,626,775	2,061,453	1,286,643

Total operating expenses	10,595,119	4,952,245	5,396,756	2,452,582

Income from operations	18,840,217	15,027,187	13,018,212	10,695,856

Non-operating income (expenses)
Interest income	322,462	145,839	122,898	65,418
Interest expense	(41,871)	(209,462)	(46,916)	(91,850)
Financial expense	(36,430)	(222,625)	(17,427)	(222,625)
Exchange loss	24,652	-	68,323	-
Other income	135,715	21,443	51,910	(14,866)
Other expenses	(1,269)	61,644	150	72,843

Total non-operating income (expenses), net	403,259	(203,161)	178,938	(191,080)

Income before income tax	19,243,476	14,824,026	13,197,149	10,504,776
Income tax expense	3,059,182	2,304,672	2,092,876	1,624,240

Income from operations	16,184,294	12,519,354	11,104,273	8,880,536

Less: Income attributable to noncontrolling interest	16,962	-	2,232	-

Income to SmartHeat Inc.	16,201,256	12,519,354	11,106,505	8,880,536

Other comprehensive item
Foreign currency translation	1,931,721	270,399	1,418,870	257,256

Comprehensive Income	$18,132,977	$12,789,753	$12,525,375	$9,137,792

Basic weighted average shares outstanding	32,804,292	24,430,806	32,811,125	24,924,435

Diluted weighted average shares outstanding	32,846,171	24,513,092	32,817,520	25,010,735

Basic earnings per share	$0.49	$0.51	$0.34	$0.36

Diluted earnings per share	$0.49	$0.51	$0.34	$0.36

The accompanying notes are an integral part of these financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$16,184,294	$12,519,354
Adjustments to reconcile income including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	709,544	409,371
Allowance for accounts receivable	15,744	-
Unearned interest on accounts receivable	(74,520)	195,901
Stock option compensation expense	142,869	1,755
Stock issued for consulting service	18,090	-
Changes in deferred tax	(23,160)	(23,357)
(Increase) decrease in current assets:
Accounts receivable	(17,807,291)	(9,305,812)
Retentions receivable	(1,547,759)	(2,403,726)
Advances to suppliers	(4,761,889)	(3,051,902)
Other receivables, prepayments and deposits	1,995,914	485,060
Inventory	(20,659,166)	(8,277,813)
Note receivables	(404,449)	(55,986)
Increase (decrease) in current liabilities:
Accounts payable	3,635,847	5,782,299
Unearned revenue	2,079,159	1,232,371
Taxes payable	608,861	818,141
Accrued liabilities and other payables	128,354	(4,450,011)

Net cash used in operating activities	(19,759,558)	(6,124,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(12,593)	(380,457)
Acquisition of property & equipment	(3,277,320)	(3,610,566)
Acquisition of intangible asset	(170,689)	-
Deposit for land use right	(9,448,356)	-
Construction in progress	(79,008)	(60,203)

Net cash used in investing activities	(12,987,966)	(4,051,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	4,407,357	12,117,636
Repayment to short term loan	(4,407,357)	(9,216,986)
Payment on notes payable	(1,812,243)	-
Issuance of common stock	-	66,138,390
Warrants exercised	85,500	-

Net cash provided by (used in) financing activities	(1,726,743)	69,039,040

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	230,366	(3,978)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(34,243,901)	58,859,482

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	48,967,992	1,435,213

CASH & CASH EQUIVALENTS, END OF PERIOD	$14,724,091	$60,294,695

Supplemental Cash flow data:
Income tax paid	$1,634,509	$1,272,797
Interest paid	$137,787	$219,061

The accompanying notes are an integral part of these financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006, in the State of Nevada. The Company designs, manufactures, sells, and services plate heat exchangers (“PHE”), PHE Units and heat meters through its wholly-owned operating subsidiaries in China.

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

Taiyu was incorporated in Liaoning Province, China in July 2002. Taiyu manufactures and sells PHEs, PHE Units and heat meters. The Company is an authorized dealer of the SONDEX brand; SONDEX is the second largest plate heat exchanger manufacturer in the world.

On September 25, 2008, the Company entered into a Share Exchange Agreement (the "Agreement") with Asialink (Far East) Limited ("Asialink") to acquire all outstanding capital stock of SanDeKe Co., Ltd., a Shanghai-based manufacturer of heat plate exchangers ("SanDeKe"). The purchase price for SanDeKe was $741,516. Under the terms of the Agreement, two shareholders of SanDeKe agreed not to compete with the business of SanDeKe for four years after the purchase.

On June 12, 2009, the Company incorporated a new subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd (“SmartHeat Siping”), to manufacture heat exchangers.

On June 16, 2009, Taiyu closed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd. (“Siping”), a company organized under the laws of the People’s Republic of China (“PRC”), to purchase certain assets consisting of the plant and equipment and certain land use rights for RMB 54,000,000, or United States Dollars (USD) $7,906,296. Taiyu then transferred all the assets acquired to SmartHeat Siping, the newly incorporated subsidiary. The Company paid RMB 7,250,000 ( $1,061,500) upon the completion of inventory inspection. The remaining purchase consideration was non-interest bearing and was payable according to the following schedule:

Payment in RMB		Payment in USD	Scheduled Payment Date
RMB	3,000,000	$439,239	May 27, 2009
RMB	10,250,000	$1,500,732	June 30, 2009
RMB	13,000,000	$1,903,367	September 30, 2009
RMB	12,300,000	$1,800,878	March 1, 2010
RMB	8,200,000	$1,200,586	September 30, 2010

At September 30, 2010, the Company had paid approximately $6.70 million and had a $1.2 million outstanding balance, which the Company expects to pay in December 2010 with the consent from the seller. The payment terms do not include any default provision.

On August 14, 2009, the Company formed a joint venture in Beijing, named Beijing SmartHeat Jinhui Energy Technology Co., Ltd (“Jinhui”), with registered capital of RMB 10 million ($1.46 million) for research, development, manufacturing and sales of plate heat exchangers in China. Jinhui has not commenced operations as of September 30, 2010. SmartHeat owns 52% of Jinhui and invested approximately $765,000.

On April 7, 2010, the Company formed a wholly-owned subsidiary in Shenyang, named Smartheat (China) Investment Co., Ltd (“HEAT Investment”), with registered capital of $70 million. HEAT Investment is an investment holding company.

On April 12, 2010, HEAT Investment formed a wholly-owned subsidiary in Shenyang, named SmartHeat (Shenyang) Energy Equipment Co., Ltd (“HEAT Energy”), with registered capital of $30 million for research, development, manufacturing and sales of energy products. HEAT Energy has not commenced operations as of September 30, 2010, except for a prepayment of $9.6 million for the purchase of a land use right; the Company expects to complete the acquisition of the land use right by the end of November 2010.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2010, the Company maintained restricted cash of $1,388,331 in several bank accounts, of which $377,000 represented cash deposits from customers for securing payment from such customers that occurs no later than the warranty period expiration and approximately $1.01 million represented deposits the Company paid to a commercial bank for the bank issuing bank acceptances to the Company’s vendors; of the total restricted cash at September 30, 2010, $1,296,318 will be released to the Company within one year. As of December 31, 2009, the Company maintained restricted cash of $1,349,934 in several bank accounts, of which approximately $1.03 million represented cash deposits from customers for securing payment from such customers that occurs no later than the warranty period expiration and $313,000 represented deposits the Company paid to a commercial bank for the bank issuing bank acceptances to the Company’s vendors; of the total restricted cash at December 31, 2009, $1,301,573 will be released to the Company within one year. Restricted cash is held in interest bearing bank accounts.

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1,165,814 and $1,128,420 at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010 and December 31, 2009, the Company had retentions receivable from customers for product quality assurance of $2,831,181 and $1,235,573, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three months to two years depending on the shipping date of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $91,127 and $149,123 at September 30, 2010 and December 31, 2009, respectively. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at the Company's borrowing rate, which was 5.575% at September 30, 2010, and 7.16% at December 31, 2009.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

The Company's warranty reserve at September 30, 2010 and December 31, 2009, are as follows:

	2010	2009
Beginning balance	$675,562	$-
Provisions made	25,297	675,562
Actual costs incurred	-	-
Ending balance in current liabilities	$700,859	$675,562

Income Taxes

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 109, “Accounting for Income Taxes” (codified in FASB ASC Topic 740), which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740). When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At September 30, 2010 and December 31, 2009, the Company had not taken any significant uncertain tax position on its tax return for 2009 and prior years or in computing its tax provision for 2009.

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

Sales revenue represents the invoiced value of goods, net of value-added tax ("VAT"). All of the Company’s products sold in the PRC are subject to VAT of 17% of gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances were $0 for both the nine and three months ended September 30, 2010 and 2009. The Company does not provide right of return, price protection or any other concessions to its customers.

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

The Company provides after-sales services at a charge after the expiration of the warranty period, with after-sales services mainly consisting of cleaning plate heat exchangers and repairing and exchanging parts. The Company recognizes such revenue when service is provided. For the nine months ended September 30, 2010 and 2009, revenue from after-sales services after the expiration of the warranty period was $74,000 and $299,000, respectively. For the three months ended September 30, 2010 and 2009, revenue from after-sales services after the expiration of the warranty period was $34,500 and $295,000, respectively.

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

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition, and results of operations may be influenced by the political, economic and legal environments in the PRC, as well as by the general state of the PRC economy.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. The cash flows from operating, investing and financing activities for the nine months ended September 30, 2010, excluded the effect of issuance of notes payable (bank acceptance) of $1.5 million as payments for accounts payable, and $2.9 million notes receivable (bank acceptance) endorsed to vendors in lieu of payment.

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

The following table presents a reconciliation of basic and diluted earnings per share:

	Nine Months Ended September 30, (Unaudited)		Three Months Ended September 30, (Unaudited)
	2010	2009	2010	2009
Net income	$16,201,256	$12,519,354	$11,106,505	$8,880,536

Weighted average shares outstanding - basic	32,804,292	24,430,806	32,811,125	24,924,435
Effect of dilutive securities:
Unexercised warrants and options	41,879	82,286	6,395	86,300
Weighted average shares outstanding - diluted	32,846,171	24,513,092	32,817,520	25,010,735

Earnings per share - basic	$0.49	$0.51	$0.34	$0.36
Earnings per share - diluted	$0.49	$0.51	$0.34	$0.36

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

As of September 30, 2010 and December 31, 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the Company’s China subsidiaries are maintained in the Chinese Yuan Renminbi (RMB) and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD). The accounts of the China subsidiaries were translated into USD in accordance with SFAS No. 52, "Foreign Currency Translation" (codified in FASB ASC Topic 830), with the RMB as the functional currency for the China subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income” (codified in FASB ASC Topic 220).

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topics 718 and 505). The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

Registration Rights Agreement

The Company accounts for payment arrangements under registration rights agreements in accordance with FASB Staff Position EITF 00-19-2 (codified in FASB ASC Topic 815), which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies (codified in FASB ASC Topic 450).

Under the terms of the registration rights agreement entered into between the Company and the investors in the Company’s private placement offering conducted in 2008, the Company was required to file a registration statement (the “Registration Statement”) with the SEC within 60 days of the closing of the private placement and the Registration Statement must be declared effective by the SEC within 180 days of the final closing of the private placement. Subject to certain grace periods, the Registration Statement must remain effective and available for use until the investors can sell all of the securities covered by the Registration Statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the Registration Statement, the Company is required to pay liquidated damages of 2% of the aggregate purchase price paid by such investor for any registrable securities then held by such investor on the date of such failure and on each anniversary of the date of such failure until such failure is cured. The last closing under the private placement was on September 24, 2008, and the 180-day period for effectiveness of the Registration Statement under the registration rights agreement ended on March 23, 2009. At March 31, 2009, the Company became liable to pay approximately $110,000 in liquidated damages to the investors because the Registration Statement had not been declared effective by the SEC within 180 days of the final closing of the offering. The liquidated damages were recorded as the Company’s G&A expense with charging corresponding account to accrued liabilities. The Registration Statement became effective on June 23, 2009. The Company paid $63,004 for the liquidated damages and the remaining $46,996 was waived by investors.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

New Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”). ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative US GAAP. Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in the Notes to the Consolidated Financial Statements.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

3. INVENTORIES

Inventories at September 30, 2010 and December 31, 2009, were as follows:

	2010	2009
Raw materials	$16,023,547	$8,627,624
Work in process	3,801,792	1,001,495
Finished goods	12,632,524	1,630,154

Total	$32,457,863	$11,259,273

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received Commercial Notes (Bank Acceptance) from them in lieu of payments for accounts receivable. The Company discounted the Notes with the bank or endorsed the Notes to vendors, which could be for payment of their own obligations or to get cash from the third parties. Most of the Commercial Notes have a maturity of less than six months. At September 30, 2010 and December 31, 2009, the Company had notes receivable of $944,769 and $397,248, respectively.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Building	$4,503,137	$4,419,315
Production equipment	3,501,841	2,979,017
Office equipment	625,212	545,789
Vehicles	801,269	594,168
Total	9,431,459	8,538,289
Less: Accumulated depreciation	(1,386,548)	(798,680)
Net	$8,044,911	$7,739,609

Depreciation expense for the nine months ended September 30, 2010 and 2009, was $518,703 and $268,000, respectively. Depreciation expense for the three months ended September 30, 2010 and 2009, was $119,603 and $157,000, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at September 30, 2010 and December 31, 2009, respectively:

	2010	2009
Cash advance to third parties	$1,737,327	$1,332,787
Deposit for public bids of sales contracts	1,275,501	1,148,526
Prepayment for freight and related insurance expenses	57,923	74,412
Deposits	374,296	8,523
Advance to employees	896,809	432,144
Others	1,010,225	-
Due from officer	-	576,208
Total	$5,352,081	3,572,600

Cash advance to third parties was short term cash advances to customers and vendors with repayment usually within three to six months. Deposits for public bidding represented the deposits for bidding on expected contracts, which will be returned to the Company after the bidding process is completed, usually within three to four months from the payment date. Prepayment for freight and /or related insurance expenses represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products. Deposits mainly consisted of deposits for rents, payroll expense and utilities. Cash advance to employees represented short term loans to employees and advances to employees for business trips and related expenses. Other receivables, prepayments and deposits are reimbursed or settled within 12 months.

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

Intangible assets consisted of the following at September 30, 2010 and December 31, 2009, respectively:

	2010	2009
Land use rights	$3,697,033	$3,628,216
Know-how technology	272,123	267,058
Customer list	195,470	191,832
Covenant not to compete	106,335	104,356
Software	373,320	196,218
Total	4,644,281	4,387,680
Less: Accumulated amortization	(516,514)	(316,659)
Net	$4,127,767	$4,071,021

Amortization of intangible assets for the nine months ended September 30, 2010 and 2009 was $191,000 and $141,000, respectively. Amortization of intangible assets for the three months ended September 30, 2010 and 2009 was $67,000 and $58,000, respectively. Annual amortization expense for the next five years from September 30, 2010, is expected to be: $255,000, $250,000, $209,000, $104,000 and $92,000.

8. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Income tax	$2,354,163	$1,202,058
Value added tax	425,357	878,638
Other taxes	20,174	59,931
	$2,799,694	$2,140,627

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2010 and December 31, 2009:

	2010	2009
Advance from third parties	$-	$258,759
Payable to Siping (see Note 1)	1,223,680	2,080,013
Other payables	1,022,993	91,329
Warranty reserve	700,859	675,562
Accrued liabilities	1,940,034	579,609
Total	$4,887,566	$3,685,272

Advance from third parties represented short term, non interest bearing advances from third parties. Other payables consisted of payables for the Company’s miscellaneous expenses including postage, business insurance, employee benefits, bidding fee, etc. Accrued liabilities mainly consisted of accrued purchase, interest, utility, and liquidated damages for failure of the Registration Statement to be declared effective by the SEC within 180 days of the final closing of the private placement, which Registration Statement was subsequently declared effective in June 2009 (See Note 2).

10. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued from the bank. The Company deposited a portion of the acceptance amount into the bank. The bank charged a certain percentage of the face value of the note, which is amortized over the term of the acceptance.

11. LOANS PAYABLE - BANK

The Company was obligated for the following short term loans payable as of September 30, 2010 and December 31, 2009:

	2010	2009
From a commercial bank in the PRC for RMB 30,000,000, of which RMB 17,000,000 was entered into on April 22, 2009, and was due on April 22, 2010, and RMB 13,000,000 was entered into on June 12, 2009, and was due on June 12, 2010. These loans had an interest rate of 5.576%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for these loans. The Company paid the loans in full when they matured.	$-	$4,393,544
From a commercial bank in the PRC for RMB 17,000,000 entered into on July 1, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. The Company pledged its building and land use rights for this loan.	2,536,897	-
From a commercial bank in the PRC for RMB 13,000,000 entered into on August 9, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. The Company pledged its building and land use rights for this loan,.	1,939,980	-
	$4,476,877	$4,393,544

12. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe.

13. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. SmartHeat has net operating loss carry forwards for income taxes of approximately $2,381,000 and $1,775,000 at September 30, 2010 and December 31, 2009, respectively, which may be available to reduce future years’ taxable income as NOL; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to the Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine and three months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
US statutory rates	34.0%	34.0%	34.0%	34.0%
Tax rate difference	(9.4)%	(14.0)%	(9.2)%	(14.0)%
Effect of tax holiday	(10.7)%	(5.0)%	(10.2)%	(5.0)%
Others	0.3%	(0.5)%	0.2%	-
Valuation allowance	1.7%	1.0%	1.1%	0.4%
Tax per financial statements	15.9%	15.5%	15.9%	15.4%

14. MAJOR CUSTOMERS AND VENDORS

For the nine months ended September 30, 2010 and 2009, no customer accounted for more than 10% of sales. For the three months ended September 30, 2010, no customer accounted for more than 10% of sales. For the three months ended September 30, 2009, one customer accounted for approximately 11% of sales. At September 30, 2010 and December 31, 2009, the total receivable balance due from these customers was approximately $0 and $3,319,000, respectively.

No vendor accounted for 10% of the Company’s purchases of raw materials for the nine months ended September 30, 2010. One vendor accounted for 13% of the Company’s purchases of raw materials for the nine months ended September 30, 2009. No vendor provided 10% or more of the Company’s purchases of raw materials for the three months ended September 30, 2010. One vendor accounted for 15% of the Company’s purchases of raw materials for the three months ended September 30, 2009.

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

16. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, SmartHeat sold 1,630,000 Units at $3.50 per Unit for approximately $5.7 million. Each "Unit" consisted of one share of SmartHeat common stock and a three-year warrant to purchase 15% of one share of common stock at $6.00 per share. The Units sold represent 1,630,000 million shares of common stock and warrants to purchase 244,500 shares of Common Stock. In connection with the private placement offering, the Company paid commissions of approximately $340,000 and issued warrants to purchase 148,500 shares of common stock to its placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require the Company to settle in its own shares. There is no provision for cash settlement, except in lieu of fractional shares. Net proceeds of approximately $5.1 million were received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 15% and term of 3 years. The value of the Warrants was $70,246. During 2009, 281,975 shares of warrants were exercised at $6 per share for $1,691,850. During the nine months ended September 30, 2010, 14,250 shares of warrants were exercised at $6 per share for $85,500.

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2008	393,000	6.00	2.51
Exercisable at December 31, 2008	393,000	6.00	2.51
Granted
Exercised	(281,975)
Forfeited
Outstanding at December 31, 2009	111,025	6.00	1.51
Exercisable at December 31, 2009	111,025	6.00	1.51
Granted
Exercised	(14,250)
Forfeited
Outstanding at June 30, 2010	96,775	6.00	1.01
Exercisable at June 30, 2010	96,775	6.00	1.01
Granted
Exercised
Forfeited
Outstanding at September 30, 2010	96,775	6.00	0.76
Exercisable at September 30, 2010	96,775	6.00	0.76

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

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2008	20,000	$4.60	4.54
Exercisable at December 31, 2008	-	-	-
Granted
Exercised
Forfeited	6,667
Outstanding at December 31, 2009	13,333	$4.60	3.54
Exercisable at December 31, 2009	6,666	$4.60	3.54
Granted	50,000	$11.85	5.00
Exercised
Forfeited
Outstanding at June 30, 2010	63,333	$10.32	4.26
Exercisable at June 30, 2010	6,666	$10.32	4.26
Granted
Exercised
Forfeited
Outstanding at September 30, 2010	63,333	$10.32	4.01
Exercisable at September 30, 2010	9,999	$10.32	4.01

There were no options exercised during the nine months ended September 30, 2010. The Company recorded $142,869 and $1,755 as compensation expense for stock options during the nine months ended September 30, 2010 and 2009, respectively. The Company recorded $87,895 and $1,537 as compensation expense for stock options during the three months ended September 30, 2010 and 2009, respectively.

Stock Issued for Public Offering

On September 22, 2009, the Company closed its public offering of 8,333,000 shares of its common stock, at $9 per share, which includes 1,086,913 shares sold as a result of the underwriters' exercise of their over-allotment, $74,997,000 was received from this offering. After underwriting discounts and commissions and offering expenses, the Company received net proceeds of $65,007,390. The Company paid $5,249,790 to the underwriters as commission for this public offering and paid an additional $4,499,820 advisory fee in connection with this public offering.

Stock Issued for Consulting Service

On January 1, 2010, the Company entered into a one-year consulting service agreement with a consultant for providing business development assistance and engineering advice regarding the sales and marketing of the products of the Company.  On July 16, 2010, the Company and consultant amended the compensation terms under the consulting service agreement. The Company will compensate the consultant on a quarterly basis at $6,250 and 500 restricted shares of the Company’s common stock; the Company granted the consultant 1,000 shares on April 9, 2010, under the terms of the original consulting agreement, which the consultant accepted as payment in full for the first quarter of 2010. The Company granted the consultant 1,000 shares on June 2, 2010, for the second and third quarters of 2010, with the remaining 500 shares to be granted on or about September 30, 2010.  For the nine months ended September 30, 2010, the Company recorded $18,090 stock compensation expense.

17. COMMITMENTS

Employment Agreements

On January 1, 2008, the Company entered into a three-year employment agreement with Mr. Jun Wang, the Company’s Chief Executive Officer, which agreement may be renewed at the end of the initial term upon mutual agreement between Mr. Wang and the Company. Either party shall give written notice to the other party of its intention not to renew the agreement at least 30 days prior to the end of the initial term. Pursuant to the terms of the employment agreement, Mr. Wang shall receive a salary in an amount that is not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang. On February 1, 2010, the Company approved an increase in the annual compensation for Mr. Wang to a base salary of $150,000 per annum, effective as of February 1, 2010. In addition, Mr. Wang shall be entitled to overtime pay in accordance with the applicable law.

On January 1, 2008, the Company entered into a three-year employment agreement with Ms. Zhijuan Guo, the Company’s Chief Financial Officer, at terms identical to the terms of the Company’s employment agreement with Mr. Wang. Ms. Guo’s current salary is $18,000 per annum.

Lease Agreements

The Company leased several offices for its sales representative in different cities under various one-year, non-cancellable, and renewable operating lease agreements. Rental expense for the nine months ended September 30, 2010 and 2009, was approximately $142,000 and $135,000, respectively. Rental expense for the three months ended September 30, 2010 and 2009, was approximately $71,000 and $56,000, respectively.

Capital Contribution

On April 7, 2010, the Company formed HEAT Investment, a wholly-owned subsidiary in Shenyang, with registered capital of $70 million. As of September 30, 2010, the Company has contributed $30 million in capital, and was committed to contribute an additional $40 million within five years, which is permitted per PRC regulations.

Deposit for Land Use Right

During the three months ended September 30, 2010, HEAT Energy received a land use right for building a plant to manufacture PHE, heat meters, PHE units, ground source heat pump, pressure containers and nuclear power generation-related devices. The charge for the land use right is RMB 64.31 million ($9.6 million).

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

Taiyu was formed in July 2002 under the laws of China and is headquartered in Shenyang City, Liaoning Province, China. As a result of our acquisition of Taiyu, we are a leading provider of plate heat exchange products to China's industrial, residential and commercial markets, specializing in the manufacturing, sale, research and servicing of PHEs, PHE Units and heat meters for a broad range of industries, such as petroleum refinement, petrochemicals, power generation, metallurgy, food and beverage and chemical processing. We sell PHEs under both our own Taiyu brand as well as the Sondex brand name, while our PHE Units are custom designed by our own in-house engineers and sold under our own Taiyu brand name.

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

On April 12, 2010, HEAT Investment formed a wholly-owned subsidiary in Shenyang, named SmartHeat (Shenyang) Energy Equipment Co., Ltd (“HEAT Energy”), with registered capital of $30 million for research, development, manufacturing and sales of energy products. HEAT Energy has not commenced operations as of September 30, 2010.

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

Use of Estimates

In preparing the financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

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

Inventories

Inventories are valued at the lower of cost or market with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct labor and an allocated portion of production overheads.

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

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”). ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative US GAAP. Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in the Notes to the Consolidated Financial Statements.

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Results of Operations

Nine Months Ended September 30, 2010, Compared to the Nine Months Ended September 30, 2009

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2010		2009
	$	% of Sales	$	% of Sales
Sales	83,613,250		56,541,795
Cost of sales	54,177,914	64.8%	36,562,363	64.7%
Gross profit	29,435,336	35.2%	19,979,432	35.3%
Operating expenses	10,595,119	12.7%	4,952,245	8.8%
Income from operations	18,840,217	22.5%	15,027,187	26.6%
Other income (expenses), net	403,259	0.5%	(203,161)	(0.4)%
Income tax expense	3,059,182	3.6%	2,304,672	4.1%
Noncontrolling interest	16,962	0%	-	0%
Net income to SmartHeat Inc.	16,201,256	19.4%	12,519,354	22.1%

Sales. Net sales during the nine months ended September 30, 2010, were $83.61 million, consisting of $33.81 million for PHE units, $40.89 million for PHEs, and $8.91 million for heat meters, while our net sales for the nine months ended September 30, 2009, were $56.54 million, consisting of $28.56 million for PHE units, $20.14 million for PHEs, and $7.84 million for heat meters, an overall increase of $27.07 million or 48%. The increase in sales came primarily from two of the Company’s product lines – PHEs and PHE units – and benefited from the continued government stimulus in energy-saving industry, strong economic growth in China and our successful market expansion. Our sales from our PHEs brought us additional sales of $20.75million or 103% increase in sales during the nine months ended September 30, 2010, compared with the same period of last year. Our PHE unit sales increased by $5.24 million or 18% compared to the same period of last year due to our continuous effort on market expansion. The heat meters products also brought us an additional $1.08 million in sales or 14% increase in sales compared with the same period of last year. According to Article 38 of China’s Energy Conservation Law issued in 2007, new apartments and retrofitted apartments must install heat meters, but the implementation of this government-mandated process takes time and differs by region, which may cause our growth rate to fluctuate; however, we expect heat meter sales generally will witness significant growth in the coming 2-3 years and we believe we will benefit from this growth as we are one of the top heat meter manufacturers. We have a strict review process for approving each sales contract, especially with respect to the determination of a selling price. Sales price under each contract is determined in proportion to our estimated cost in order to ensure our gross profit. Our selling price varies on each sale, which depends mainly on each customer’s specific needs and our negotiation of the contract amount and term. We have been continuously expanding the heat-supply market in more regions as a result of the PRC government’s economic stimulus plan stressing increased domestic infrastructure construction as well as continuous research and development on new products. We believe our sales will continue to grow because we are strengthening our sales efforts through the maturation of our sales force and by increasing sales channels and improving the quality of our products.

Cost of Sales. Cost of sales for the nine months ended September 30, 2010, was $54.18 million, while our cost of sales for the nine months ended September 30, 2009, was $36.56 million, an increase of $17.62 million or 48%. Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead costs. The increase in cost of sales is attributed to the increase of production and sales volume in the nine months ended September 30, 2010. Cost of sales as a percentage of sales was 64.8% for the nine months ended September30, 2010, and 64.7% for the same period in 2009. We believe our cost of sales will remain stable as a result of stronger sales in new product areas, our current pricing strategy and the continued improvement in the efficiency of our manufacturing facility.

Gross Profit. Gross profit was $29.44 million for the nine months ended September 30, 2010, compared to $19.98 million for the nine months ended September 30, 2009, representing gross margins of 35.2% and 35.3%, respectively. The increase in our gross profits was due to increased sales activities. Gross profit margin remained consistent at approximately 35%.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $10.60 million for the nine months ended September 30, 2010, compared to $4.95 million for the nine months ended September 30, 2009, an increase of $5.64 million or 114%. Operating expenses as a percentage of sales was 12.7% in the nine months ended September 30, 2010, compared to 8.8% in the same period of 2009. The increase in operating expenses resulted from increased sales and expansion of our business, including the hiring of more sales personnel, higher depreciation expense, training the marketing team and establishing new sales offices in more regions of China. We believe the expansion of our marketing team and training of our marketing team and other employees will increase total sales and improve the efficiency of our operation. We will continue our tight budgetary control and cost effectiveness.

Net Income. Our net income for the nine months ended September 30, 2010, was $16.20 million compared to $12.52 million for the nine months ended September 30, 2009, an increase of $3.68 million or 29%. Net income as a percentage of sales is 19.4% and 22.1% in the nine months ended September 30, 2010 and 2009, respectively. This increase in net income was attributable to economies of scale combined with rapid growth in revenue and efficiency of operations, while the decrease in net income as a percentage to sales was attributable to increased operating expenses as a result of the rapid expansion of our business. We believe net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Quarter Ended September 30, 2010, Compared to the Quarter Ended September 30, 2009

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	2010		2009
	$	% of Sales	$	% of Sales
Sales	51,476,821		37,835,897
Cost of sales	33,061,854	64.2%	24,687,460	65.2%
Gross profit	18,414,968	35.8%	13,148,438	34.8%
Operating expenses	5,396,756	10.5%	2,452,582	6.5%
Income from operations	13,018,212	25.3%	10,695,856	28.3%
Other income (expenses), net	178,938	0.3%	(191,080)	(0.5)%
Income tax expense	2,092,876	4.0%	1,624,240	4.3%
Noncontrolling interest	2,232	0%	-	0%
Net income to SmartHeat Inc.	11,106,505	21.6%	8,880,536	23.5%

Sales. Net sales during the three months ended September 30, 2010, were $51.48 million, consisting of $19.98 million for PHE units, $23.68 million for PHEs, and $7.82 for heat meters, while our net sales for the three months ended September 30, 2009, were $37.84 million, consisting of $16.70 million for PHE units, $13.73 million for PHEs, and $7.41 million for heat meters, an overall increase of $13.64 million or 36%. The increase in sales came from all three of the Company’s product lines – PHEs  PHE units  and Heat Meters– and benefited from the continued government stimulus in energy-saving industry, strong economic growth in China and our successful market expansion. Our sales from our PHEs increased due to the market’s acceptance of our products with well-developed technology and reputation for high quality, while our sales of PHE units also increased as a result of strong market demand and reputation of our Taiyu brand. We have a strict review process for approving each sales contract, especially with respect to the determination of a selling price. Sales price under each contract is determined in proportion to our estimated cost in order to ensure our gross profit. Our selling price varies on each sale, which depends mainly on each customer’s specific needs and our negotiation of the contract amount and term. We have been continuously expanding the heat-supply market in more regions as a result of the PRC government’s economic stimulus plan stressing increased domestic infrastructure construction. We believe our sales will continue to grow because we are strengthening our sales efforts by hiring more sales personnel, increasing sales channels and improving the quality of our products.

Cost of Sales. Cost of sales for the three months ended September 30, 2010, was $33.06 million, while our cost of sales for the three months ended September 30, 2009, was $24.69 million, an increase of $8.37 million or 34%. Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead costs. The increase in cost of sales is attributed to the increase of production and sales volume in the three months ended September 30, 2010. Cost of sales as a percentage of sales was 64.2% for the three months ended September 30, 2010, and 65.2% for the same period in 2009. The decrease in cost of sales as a percentage of sales was mainly due to increasing sales of high-margin products and significant sales growth leading to reduction to unit cost.. We believe our cost of sales will remain stable as a result of stronger sales in new product areas, our current pricing strategy and the continued improvement in the efficiency of our manufacturing facility.

Gross Profit. Gross profit was $18.41 million for the three months ended September 30, 2010, compared to $13.15 million for the three months ended September 30, 2009, representing gross margins of 35.8% and 34.8%, respectively. The increase in our gross profits was due to increased sales activities. The increase in gross profit margin was mainly due to ibetter product mix and economic of scale.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $5.40 million for the three months ended September 30, 2010, compared to $2.45 million for the three months ended September 30, 2009, an increase of $2.94 million or 120%. Operating expenses as a percentage of sales was 10.5% in the three months ended September 30, 2010, compared to 6.5% in the same period of 2009. The increase in operating expenses resulted from increased sales and expansion of our business, including the hiring of more sales personnel, higher depreciation expense, training the marketing team and establishing new sales offices in more regions of China. We believe the expansion of our business and training of our marketing team will increase total sales and improve efficiency. We will continue our tight budgetary control and cost effectiveness.

Net Income. Our net income for the three months ended September 30, 2010, was $11.11 million compared to $8.88 million for the three months ended September 30, 2009, an increase of $2.23 million or 25%. Net income as a percentage of sales is 21.6% and 23.5% in the three months ended September 30, 2010 and 2009, respectively. This increase in net income was attributable to economies of scale combined with rapid growth in revenue and efficiency of operations, while the decrease in net income as a percentage to sales was attributable to increased operating expenses as a result of rapid expansion of our business by continuous establishing and acquisition of new companies. We believe net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Liquidity and Capital Resources

Nine Months Ended September 30, 2010, Compared to the Nine Months Ended September 30, 2009

As of September 30, 2010, we had cash and cash equivalents of $14.72 million. Working capital was $96.16 million at September 30, 2010. The ratio of current assets to current liabilities was 5.11:1 at September 30, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating activities	$(19,759,558)	$(6,124,354)
Investing activities	(12,987,966)	(4,051,226)
Financing activities	(1,726,743)	69,039,040

Net cash flow used in operating activities was $19.76 million in the nine months ended September 30, 2010, as compared to net cash flow used in operating activities of $6.12 million in the same period of 2009. The increase in net cash flow used in operating activities was mainly due to increased accounts receivable outstanding, increased payments made for inventory and advance to suppliers for raw material despite a significant increase of net income. The significant amount in inventory and advance to suppliers was due to the rapid increase in our sales and readiness for the upcoming high season of production and sales.

Net cash flow used in investing activities was $12.99 million in the nine months ended September 30, 2010, compared to net cash used in investing activities of $4.05 million in the same period of 2009. The increase of net cash flow used in investing activities was mainly due to a deposit made for a land use right purchase in the amount of $9.45 million, and purchase of fixed assets of $3.28 million.

Net cash flow used in financing activities was $1.73 million in the nine months ended September 30, 2010, compared to net cash provided by investing activities of $69.04 million in the same period of 2009. The increase of net cash flow used in financing activities was mainly due to repayment of notes payable, while in the same period of 2009, we had $2.9 million proceeds from loan, net of repayment, and $66 million from issuance of stock.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% is due upon delivery and 30% is due upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date. Our receipts for payment on our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation and testing times and warranty periods. For example, PHEs are less complex than PHE units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We may experience payment delays from time to time with a range from 1 month to 3 months from the due date; however, we do not believe the delays have a significant negative impact on our liquidity as the payment delays are very common in the heating manufacturing industry in China, and the collection of payment can be reasonably assured based on our historical collection experience. Our accounts receivable turnover and inventory turnover are relatively low, and days sales outstanding ratio relatively high. Consequently, collection on our sales is rather slow and capital is tied up in inventories, which may result in pressure on cash flows. For the nine months ended September 30, 2010, we had accounts receivable turnover of 2.58 on an estimated annualized basis, with days sales outstanding of 141 and inventory turnover of 3.30 on an estimated annualized basis. For the nine months ended September 30, 2009, we had accounts receivable turnover of 3.15 on an estimated annualized basis, with days sales outstanding of 153 and inventory turnover of 3.57 on an estimated annualized basis. The low accounts receivable turnover and high days outstanding is due to the seasonality of the Company’s sales and postponement of payments from certain customers for projects collected in the fourth quarter. The low inventory turnover for 2010 compared to 2009 was due to increased inventory on hand for the readiness of the high production season with an increased number of large orders in 2010. Approximately 70% of the Company’s revenue is generated in the third and fourth quarters.

We are in the manufacturing and processing business. We purchase substantial amounts of raw materials before the high season starts to meet production needs. There is no concern about inventory obsolescence because our products can be sold for a profit without time limitation as long as there is continued demand. Additionally, we have increased our sales force for developing new customers, which we believe will reduce on-hand inventory levels and increase inventory turnover going forward. Therefore, we believe the potential risks and uncertainties associated with lower inventory turnover are limited.

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

Contractual Obligations

The Company was obligated for the following short term loans payable as of September 30, 2010 and December 31, 2009:

	2010	2009
Loans from a commercial bank in the PRC for RMB 30,000,000, of which RMB 17,000,000 was entered into on April 22, 2009, and was due on April 22, 2010, and RMB 13,000,000 was entered into on June 12, 2009, and was due on June 12, 2010. These loans had an interest rate of 5.576%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for these loans. The Company paid the loans in full when they matured.	$-	$4,393,544
Loan from a commercial bank in the PRC for RMB 17,000,000 entered into on July 1, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. The Company pledged its building and land use rights for this loan.	2,536,897
Loan from a commercial bank in the PRC for RMB 13,000,000 entered into on August 9, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. The Company pledged its building and land use rights for this loan.	1,939,980
	$4,476,877	$4,393,544

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

None.

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

SMARTHEAT INC.
(Registrant)

Date: November 10, 2010	By:	/s/ Jun Wang
Jun Wang
Chief Executive Officer
(Principal Executive Officer)