Form 10-K
period 2010-12-31
SMARTHEAT INC.
filed 2011-03-15
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Shenyang, China 110141
(Address of principal executive offices)

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
Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐   No  ☐

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐   No  ☑

At June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $86,534,755, based on the last closing sales price of the registrant’s common stock. For the purposes of the foregoing calculation only, all of the registrant’s directors, executive officers and holders of ten percent or greater of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

As of March 9, 2011, there were 38,551,939 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

SMARTHEAT INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this report, the terms “SmartHeat,” “Company,” “we,” “us” and “our” refer to SmartHeat Inc. (“SmartHeat”) and its subsidiaries.

This report contains forward-looking statements regarding SmartHeat which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, the competitive nature of our business and markets and product qualification requirements of our customers. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

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

Additionally, this report contains statistical data that we obtained from various publicly available government publications and industry-specific third party reports. Statistical data in these publications also include projections based on a number of assumptions. The market for the PHEs, PHE Units and heat meters may not grow at the rate projected by market data, or at all. The failure of this market to grow at the projected rate may have a material adverse effect on our business and the market price of our common stock. In addition, the rapidly changing nature of our customers' industries results in significant uncertainties in any projections or estimates relating to the growth prospects or future condition of our market. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

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

We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Additional information on the various risks and uncertainties potentially affecting our operating results are discussed below and are contained in our publicly filed documents available through the SEC’s website (www.sec.gov) or upon written request to our corporate secretary at: A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110141.

PART I
Item 1. Business

General

We are a designer, manufacturer and seller of clean technology plate heat exchangers and related systems in the People’s Republic of China (“China” or the “PRC”). Our products are used by our customers in the industrial, residential and commercial markets in China to improve energy utilization and efficiencies and reduce pollution by reducing the need for coal fired boilers. We design, manufacture, sell and service plate heat exchangers (“PHEs”), PHE Units, which combine PHEs with various pumps, temperature sensors, valves and automated control systems, and heat meters for use in commercial and residential buildings. We also design, manufacture and sell spiral heat exchangers and tube heat exchangers. Our products and systems are an increasingly important element in providing a clean technology, mission-critical solution to energy consumption and air pollution problems in China and are commonly used in a wide variety of industrial processes where heat transfer is required. Common applications include energy conversion for heating, ventilation and air conditioning (“HVAC”) and industrial use in petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. Our PHE Units are custom designed by our own in-house engineers and sold under our Taiyu brand name, while our PHEs are sold under both our Taiyu brand as well as the Sondex brand name. We are an authorized dealer of Sondex PHEs in China.

We were incorporated in the State of Nevada on August 4, 2006, under the name Pacific Goldrim Resources, Inc., as an exploration stage corporation to engage in the exploration for silver, lead and zinc. On April 14, 2008, we changed our name to SmartHeat Inc. and entered into a Share Exchange Agreement (the “Share Exchange Agreement”) to acquire all of the equity interests in Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd. (“Taiyu”), a privately held company formed under the laws of the PRC engaged in the design, manufacture, sale and servicing of plate heat exchange products in China. The Share Exchange Agreement was entered into by SmartHeat, Taiyu and the shareholders of Taiyu (the “Taiyu Shareholders”). At the closing of the Share Exchange Agreement, all of the equitable and legal rights, title and interests in and to Taiyu’s share capital of Yuan 25,000,000 were exchanged for 18,500,000 shares of SmartHeat common stock (the “Share Exchange”). As a result of the Share Exchange, Taiyu became a wholly owned subsidiary of SmartHeat. After the relevant PRC government agency approved our subscription of 71.6% of the registered capital increase of Taiyu on July 29, 2008, PRC approval of Taiyu becoming a wholly owned subsidiary of SmartHeat was obtained on June 3, 2009, when the transfer by the 3 original owners of Taiyu of their remaining 28.4% ownership of Taiyu to SmartHeat was officially recognized.

Prior to our acquisition of Taiyu, we were a development stage business with minimal operations. We had no interest in any property, but had the right to conduct exploration activities on 13 mineral title cells covering 27,027 hectares (66,785 acres) in the Slocan Mining Division of southeastern British Columbia, Canada. In connection with the acquisition of Taiyu, we transferred all of our pre-closing assets and liabilities (other than the obligation to pay a $10,000 fee to our audit firm) to a wholly owned subsidiary, PGR Holdings, Inc., a Nevada corporation (“SplitCo”), under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations dated April 14, 2008. We also sold all of the outstanding capital stock of SplitCo to Jason Schlombs, our former director and officer and one of our major shareholders, pursuant to a Stock Purchase Agreement dated April 14, 2008, in exchange for the surrender of 2,500,000 shares of our common stock held by Mr. Schlombs.

As an expansion of our business, we acquired SanDeKe Co., Ltd. (“SanDeKe”), a Shanghai-based manufacturer of PHEs on September 25, 2008. On June 16, 2009, we completed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd. (“Siping Beifang”) to set up a new manufacturing facility under our newly incorporated subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd. (“SmartHeat Siping”). On August 14, 2009, we formed Beijing SmartHeat Jinhui Energy Technology Co., Ltd. (“Jinhui”), a joint venture in Beijing of which we own 52%, to provide consulting services and expand our sales of PHEs into new industries and regions of China. On April 7, 2010, we formed SmartHeat (China) Investment Co., Ltd. (“SmartHeat Investment”), an investment holding company and wholly owned subsidiary in Shenyang. On April 12, 2010, SmartHeat Investment formed a wholly owned subsidiary in Shenyang named SmartHeat (Shenyang) Energy Equipment Co., Ltd. (“SmartHeat Energy”) for the research, development, manufacturing and sales of energy products. We expect SmartHeat Energy to commence operations in 2011. On May 6, 2010, we formed SmartHeat (Shanghai) Trading Co., Ltd. (“SmartHeat Trading”) to market and expand sales of our Taiyu-branded products, which has yet to commence operations.

Our principal offices are located at A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110141. Our telephone number is +86 (24) 2519-7699. Our website is www.smartheatinc.com. Copies of our annual, quarterly and current reports and any amendments to these reports filed with or furnished to the SEC are available free of charge through our website at www.smartheatinc.com as soon as reasonably practicable after filing with the SEC. We make available free of charge on our website our Code of Conduct and charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Our Products

We design, manufacture, sell and service PHEs, PHE Units and heat meters. We plan to expand our product line in 2011 to include heat pumps.

PHEs

A PHE is a device that transfers energy, usually in the form of heat, from one fluid to another across a solid surface. PHEs are constructed through the use of specifically manufactured stainless steel, titanium and nickel alloy plates that are sealed by gaskets and then bolted together in a large metal frame that holds the plates together. Plates come in a variety of sizes and wave patterns, and have large heat transfer surfaces and have high thermal conductivity. The quantity and size of the plates used, along with the total size of the PHE, vary according to particular application requirements. PHEs are a replacement for the less efficient shell-and-tube heat exchangers. PHEs can be installed in new buildings and facilities as well as existing ones since they are smaller than traditional heat exchangers and can fit within existing installations. Additionally, because of the larger heat transfer surface area and despite its relatively smaller size, PHEs have a higher heat transfer coefficient than traditional shell-and-tube heat exchangers.

PHE

Heat exchangers were first invented in the mid-1920’s to control pressure and temperature during industrial production. Later innovations in heat transfer technology, including the development of PHEs, led to higher heat recovery rates, lower fuel consumption and reduced related pollution. In a PHE, steam, hot water or fluid from an industrial process flows into the PHE from one location. Cool fluid from another source flows into the PHE from another location. As the hot and cold liquids move in opposite directions, the steam, hot water or fluid gets cooler as it transfers heat to the cool fluid, which absorbs the heat and gets warmer. In addition to more efficient heat transfer, PHEs offer a more compact design, ease of maintenance and the ability to adjust performance simply by adding or removing plates. This flexibility makes PHEs a preferred solution and translates into lower expenditures on installation and equipment purchases.

We currently focus predominantly on the Chinese market. In addition to manufacturing our own PHEs, we import finished stainless steel plates from Sondex and assemble customized PHEs and PHE Units based on our clients’ specifications. All designs of our PHEs and PHE Units are done in-house by our engineers utilizing advanced software and our proprietary in-house CAD software. Through our acquisition of Siping Beifang, we can manufacture our own plates, tubes and gaskets and can design and manufacture PHEs and PHE Units using component plates sourced from our own vertically integrated supply chain or from our main supplier of component plates, Sondex. Our plates provide solutions for a market segment with strong demand for PHE products that are priced 10-15% lower than PHE products manufactured with Sondex plates. Our sales of PHEs accounted for 48%, 43% and 35% of our revenues in 2010, 2009 and 2008, respectively.

PHE Units

We began designing, manufacturing and selling our Taiyu-branded PHE Units in May 2003. PHE Units integrate PHEs with various pumps, temperature sensors, valves and automated control systems to form a “unit.” While our PHE Units are used in a variety of industrial processes, we have developed an expertise in designing and integrating PHE Units for HVAC systems in residential and commercial buildings. Often our PHE Units are used along with other units to form a “PHE network” installed in a local district heating system. The production and sale of PHE Units have been central to our growth. PHE Units require a comparatively higher level of technical skill and knowledge of the applications in which they are used. As a result, PHE Units are generally sold at a higher selling price. Our PHE Units are designed in-house by our system engineers employing customized CAD software. We believe we have emerged as a leading domestic producer of PHE Units, with an estimated market share in China of 12% in 2010. Our sales of PHE Units accounted for 44%, 47% and 63% of our revenues in 2010, 2009 and 2008, respectively.

PHE Unit

Heat Meters

While heating companies in many Western countries have long used meters to measure customer heat usage and invoice customers, Chinese residents and commercial customers are largely billed based on the square footage of utilized space. Heat meters provide heat consumption information to users and measure the volume of heat used in commercial and residential facilities. As an important revenue gauge for utilities, the calibration of meters in many countries is regulated by government agencies and subject to local or national guidelines. In response to rising energy costs and the increased sensitivity to environmental issues, the Chinese government and local utility companies have made the use of heat meters compulsory in China. As of July 2003, heat meters were required nationally by law for new construction installed with central heating, and the requirement was extended in April 2008 by the Energy Conservation Law, Article 38, to cover existing buildings being retrofitted.

Heat Meter

Using our established relationships with provincial governments and utility companies throughout China, we introduced our patented heat meters to the market during the second quarter of 2006. We continue to work with national and local government entities to establish a national heating standard in China and become an active leader in China’s heat meter market. Sales to date have been small relative to our other product lines but have been growing steadily. Our sales of heat meters accounted for 8%, 10% and 2% of our revenues in 2010, 2009 and 2008, respectively. We believe there are significant opportunities for strong incremental growth as the PRC government continues to focus on ways to monitor and conserve energy cost effectively.

Heat Pumps

Heat pump systems provide heating, cooling and hot water for residential and commercial buildings and process heat for industrial applications using small amounts of electricity. Heat pumps are replacing conventional energy sources such as oil, gas and coal by using the solar energy stored in water, soil and air or recovering heat from wastewater or exhaust air. The various advantages of heat pumps in terms of energy efficiency, operating cost, carbon dioxide (“CO2”) emission reduction and their ability to provide heating and cooling in one machine has made them the leading energy source for new buildings in Germany and Austria, and has replaced conventional fossil fuel based technology in these countries to a large degree. We plan to begin designing, manufacturing and selling heat pumps for the rapidly growing heat pump market in China in 2011.

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

Today, heat exchangers are used in a wide range of industrial processes. Common end markets include energy, such as conventional and nuclear power plants, HVAC, petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. Heat transfer equipment is also being employed in new energy applications such as wind, solar, biomass and waste disposal. In 2010, the largest users of our products were the petrochemical, power plant, HVAC, chemical and metallurgy industries.

Due to the continuation of industrialization and urbanization, China is now the largest market in the world for heat exchangers. We believe that the domestic market for PHEs was approximately $3 billion in 2010, up from an estimated $2.4 billion in 2007 according to the China Heating Association, with management estimating an annual growth rate of 25-30%. We believe that the domestic market for PHE Units was approximately $450 million in 2010, up from an estimated $139 million in 2007 according to the China Heating Association, and we estimate the market will continue to grow at an annual rate of 30%.

Our Industry

We serve the utility and industrial sectors throughout China. Participants in these industries are large users of PHEs, PHE Units and related accessories. We also serve the HVAC sector. Participants in this industry are large users of heat meters. We also provide after-sales services on our PHEs, PHE Units and heat meters to these industries. These services include maintenance, repair and supplying spare parts.

According to the “China Heat Exchanger Industry Report” (hereinafter referred to as the “Industry Report”) issued by Zero Power Intelligence Co., Ltd., an independent market research firm in China, the world heat exchanger market has grown significantly in the past several years. Global sales of heat exchangers grew from $29.7 billion in 2005 to $38.6 billion in 2008, or 30%, according to the Industry Report, and reached an estimated $50 billion in 2010, according to our research. The Industry Report expects the market to grow to $55.3 billion in 2012.

China has become the largest market and one of the fastest growing markets for heat exchangers. The sales of heat exchangers in China grew from $3.2 billion in 2005 to $5.4 billion in 2008, or 70%, and are projected to grow to $11.0 billion in 2012, or 106% in the four-year period from 2009 to 2012.

Currently, there are social, economic, environmental and regulatory factors driving demand for environmentally friendly solutions, which reduce pollution and advance energy efficiency, many of which utilize PHEs. These include:

Environmental Conditions in China. According to the report entitled “The Cost of Pollution in China,” published in 2007 by the World Bank, the combined health and non-health cost of air and water pollution in China amounts to an estimated $100 billion a year. Moreover, the report found that air pollution, especially in large Chinese cities, is leading to higher incidences of lung diseases, cancer, and respiratory problems. According to a report commissioned by the Energy Foundation published in 2008, these problems are directly attributable to the fact that 80% of China’s carbon dioxide emissions come from burning coal.

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

Heightened Environmental Awareness. Management expects the PRC government’s upcoming 12th Five-Year Plan to target cuts of CO2 output per unit of GDP by at least 40% from 2005 levels. Furthermore, the Plan is expected to have clear energy and CO2 emissions targets to help ensure energy policies are implemented with defined carbon goals. The implementation of PHEs and PHE Units in new construction facilities, and as replacements for legacy shell-and-tube heat exchangers, can help meet these goals because of their increased energy efficiency.

Urbanization. According to the CIA World Factbook, 47% of China’s population lived in urban settings in 2010. Additionally, according to the National Bureau of Statistics of China, 15 cities near and around our sales and service centers have a population of more than five million. Eight of these Chinese cities are among the world’s fastest growing, increasing at an annual rate of 2.3% or more. China’s urbanization has lead to new infrastructure development and existing infrastructure improvements that require ongoing investment in heating solutions.

Emerging Wealth. The rapidly expanding middle class in China is now demanding access to quality heating during the winter months. This demand is often met by using hot water supplied from a power station and district heating network that utilizes a system of PHEs and PHE Units.

Our Competitive Strengths

We believe we have the following competitive strengths:

Provider of Key Elements Used to Improve Energy Efficiencies and Reduce Coal Pollution. We offer a full line of PHEs, PHE Units and heat meters, and will introduce heat pumps in 2011. The primary advantages of plate heat exchanger technology, compared to traditional shell and tube heat exchanger technology, are efficiency, compact design and ease of customization. PHEs have larger heat transfer surface areas and therefore also have greater thermal conductivity. As a result, PHEs can transfer the same amount of heat as a traditional shell and tube heat exchanger, but with the benefit of a smaller size unit.

Established Leader and Brand Name in the Growing China Heating Industry. We have established a leading brand name in the fragmented Chinese heating industry and seek to utilize this awareness to become the leading Chinese supplier of PHEs, PHE Units and related products in the rapidly growing Chinese market. We are a leading domestic producer of PHE Units under the Taiyu brand and management estimates that we have approximately a 12% share of the PHE Unit market in China based on our internal market research, which tracks PHE projects in China valued over $1.5 million. We believe the Taiyu brand name is recognized for its quality and efficiency, which we believe we can leverage to improve our reputation as a leading seller of high quality PHE Units in China.

Quality Engineering, Research and Development. We emphasize efficiency, durability and quality engineering in all of our products. All of our products utilize the latest technologies, and our designs are created using advanced software systems. We have eight registered patents in China for PHE products and heat meters. To maintain our competitive edge in the marketplace and keep pace with new technologies, we fund research and development on an on-going basis to find improved efficiencies in design, cost and energy capture. Research and development costs for 2010, 2009 and 2008, were $1.89 million, $1.36 million and $1.02 million, respectively. We plan to continue to invest in research and development to identify new industry applications for PHEs, improve and expand our product lines, including the introduction of heat pumps in 2011, develop multifunctional PHE Units and modify PHE designs to meet current market demand.

Strong Technical Support. The selection of PHEs and PHE Units requires technical knowledge regarding the operating temperature, pressure, corrosivity, viscosity and purity of the fluid as well as the pressure loss within the system. Our unique design software enables us to provide high quality and timely technical support to ensure our customers receive the right equipment for each project. We also provide a streamlined and error free installation process to minimize project complications.

Enterprise-Wide Design, Production and Control Systems for Efficient Pricing and Streamlined Manufacturing. Our technologically advanced CAD systems are integrated with our real-time enterprise resource planning (“ERP”) and finance systems. This advanced, integrated platform allows our field salespeople to input orders, obtain draft models, access quotes and confirm delivery dates within minutes. The platform also enables inventory and production personnel to accurately schedule and reduce lead production times to five days for PHEs and ten days for PHE Units. We believe these lead times are some of the best in the industry and provide an unparalleled level of customer service.

Focus on Quality. We have a National Safety Certification for our PHE products, and are an ISO 9001 certified manufacturer.

First-Rate Customer Service and Reliable Product Delivery. We believe that our employees provide first-rate customer service, technical expertise and product knowledge to streamline the selection, design and installation processes. We provide after-sales service through our local service centers and deliver products on time to meet tight project deadlines. Our focus on delivering premium service separates us from our competitors and has been critical in helping us win a number of projects for various multinational companies and local governments.

Diversified End Markets and Customers. Our PHEs and PHE Units are broadly used across a variety of industrial end markets including the energy (i.e., conventional and nuclear power plants), HVAC, petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing end markets. We also benefit from a diverse customer mix, with no individual customer accounting for greater than 10% of sales in 2010, 2009 or 2008. This end market and customer diversification helps to insulate us from sales volatility that would occur if we concentrated in specific industries. The majority of our customers are utilities, engineering and construction companies and industrial companies.

Proven Ability to Identify and Acquire Strategic Targets. We completed two strategic acquisitions, SanDeKe and Siping Beifang, in 2008 and 2009, respectively. Each acquisition has accelerated our strategic plan by: (i) adding manufacturing capacity; (ii) broadening our product offering to include multiple heat exchange systems; (iii) facilitating access into new geographic regions throughout China; (iv) improving our cost structure; (v) enhancing our engineering capabilities; or (vi) helping us enter new and higher growth end markets. We have proven our ability to complete successful acquisitions and believe there are additional acquisition opportunities both in the Chinese domestic market and internationally that we may potentially pursue.

Experienced Management Team. Our senior management team has extensive business and industry experience. Jun Wang, our Chairman, President and Chief Executive Officer, was the founder of Taiyu in 2002. He was a sales manager for Honeywell International Inc. from 1996 to 1999 and a sales manager for Alfa Laval from 1994 to 1996. Mr. Wang obtained his master’s degree in Engineering from Tsinghua University in 1989. Zhijuan Guo, our Chief Financial Officer, has over 15 years of finance and accounting experience and has been with us since inception in 2002. Xudong Wang, our Vice President of Strategy and Development, served previously as the vice president of an international financial firm. Wen Sha, our Vice President of Marketing, has extensive sales experience and industry contacts. Prior to joining us as a regional sales manager in 2005, he served as the general manager of Nanjing Hui Dun Ltd. and as sales director of APV Accessen in Shanghai, a leading international PHE firm. Feng Chen, Ph.D., our Chief Technology Officer, joined us in 2008 as part of our SanDeKe acquisition. Prior to founding SanDeKe, he served in a leading engineering position in China with Alfa Laval.

Our Growth Strategy

Our goal is to further penetrate the many market segments throughout China for PHEs, PHE Units and related accessories, expand our PHE and PHE Unit sales both domestically and internationally, promote the sale of heat meters, introduce heat pumps as a new product line and execute strategic acquisitions that are accretive and synergistic to our business.

Pursue High Growth Chinese End Markets. We are targeting our sales efforts on a number of high growth Chinese end markets, such as the nuclear power, petrochemical and ship-building industries. We currently have a presence in these segments but believe there are significant opportunities to improve our market share by leveraging our premium product quality and high quality service. Our solutions are commonly used in many of these industries and customers continue to assess the cost savings and positive environmental attributes of PHEs.

Continue Organic Growth Initiatives. We believe that the current PHE market is fragmented and represents an excellent opportunity for us to gain additional market share from our competitors. We intend to continue to open new sales offices, hire additional sales personnel, expand into new distribution channels and improve the quality of our products. We also intend to continue to leverage our strong brand, quality customer service, engineering and reliable product delivery to gain incremental business with our existing clients. Finally, we believe that as we continue to grow, economies of scale and improved cost control measures will drive stronger profitability across all product lines.

Promote Heat Meters. In response to rising energy costs and an increased focus on energy efficiency, the Chinese government and local utility companies have made the use of heat meters compulsory in China. In July 2003, heat meters were required nationally by law for new buildings installed with central heating; the requirement was extended in April 2008 by the Energy Conservation Law, Article 38, to cover existing buildings being retrofitted. We are currently working with the General Administration of Quality Supervision and Quarantine, an administrative organ established under the PRC’s State Council, to establish a national heating standard in China. We also intend to leverage the Taiyu brand and our reputation in the PHE market to gain market share.

Introduce Heat Pumps. Heat pump systems are a rapidly growing market in China and the leading energy source for new buildings in Germany and Austria. Heat pumps have replaced conventional fossil fuel based technology to a large degree in these European countries for heating, cooling and hot water for residential and commercial buildings. We plan to begin designing, manufacturing and selling heat pumps in 2011 for the China domestic market.

Expand Internationally. We continue to seek additional opportunities to expand our business internationally. We plan to cooperate with a number of international energy contractors to help promote our products outside of China and will review international acquisition opportunities and joint venture opportunities for international growth.

Execute Strategic Acquisitions. We intend to continue to acquire select domestic or international targets that would enable us to enter new markets or gain entry into new industries. For example, the asset acquisition of Siping Beifang in 2009 provided us with an entrance into the petrochemical and high pressure chemical end markets, which were previously immaterial industries for us. We also acquired SanDeKe in 2008, which increased our PHE and PHE Unit production capacity. Due to the high pressure and heat tolerance demands of the petrochemical industry, we have also acquired valuable engineering expertise that may help us serve the nuclear energy industry in a meaningful way. Management believes it has a strong track record of acquiring companies that fit our strategic goals of reducing pollution and saving energy, and of successfully integrating their operations so they are accretive to earnings and contribute to our rapid growth. We will continue to identify and review targets that are accretive to our earnings, easily integrated into our existing infrastructure and synergistic to our operations.

Production

We currently operate three manufacturing facilities in China: our Taiyu plant in Shenyang, our principal manufacturing facility; our SanDeKe plant in the Pudong district; and our Siping Beifang plant. Our manufacturing facilities, in the aggregate, currently have the capacity to produce 22 PHEs, 8 PHE Units and 200 heat meters daily. We expect SmartHeat Energy to commence operations in 2011 and expand our production capacity. We generally operate on an 8-hour shift, with the exception of the high season from May to November, during which we may operate the plant for 11-12 hours per day. Production is driven by orders from clients and is scheduled on a just-in-time delivery basis.

Marketing

Since initiating operations in 2003, we have emphasized the development of the Taiyu brand, which is recognized and associated with quality production and first-rate service. We have long-standing positive relationships with local governments in Beijing, Shenyang, Urumqi, Shandong, Jiangsu and Shanghai, and formed new relationships with local governments in Yingkou, Qingdao, Jiamusi and Harbin. We regularly appear at industry trade shows, attending HVAC trade fairs in Shanghai and Chinese environmental protection forums. We also maintain positive relationships with local utilities, oil refiners, steel producers and food and beverage companies. Marketing costs are generally funded through working capital and expensed as incurred.

Suppliers

Plates for our PHEs and PHE Units are manufactured in our facilities and are also purchased from Sondex under the terms of our Sondex authorized dealer arrangement. While we are an authorized dealer, annual or quarterly purchasing prices are not fixed and fluctuate according to Sondex’s most recent pricing list. We generally order stainless steel plates two to three months in advance based on production needs and projected sales. Sondex plate purchases accounted for approximately 12% of our total annual raw material purchases in 2010.

Components generally include pumps, valves, pipes and electronic meters purchased from a number of premium international and domestic suppliers who have been certified to meet our quality specifications. Representative component suppliers include Siemens, Wilo A.G. and Honeywell, as well as others. Components are ordered on an as needed basis for manufacturing. We maintain a relatively small inventory of component parts for resale.

Plates and components together generally constituted approximately 86% of our raw material purchases in 2010.

Customers

We sell both directly through our sales force and through a network of national distributors located throughout China. All of our work is performed based on written contracts with customers and there are no oral contracts. Our customer base is diversified across a number of end markets in China, with no individual customer accounting for greater than 10% of our sales in 2010, 2009 or 2008. Our 10 largest customers accounted for approximately 27% of our sales in 2010.

Backlog

As of December 31, 2010, our backlog of orders expected to be delivered in 2011 was approximately $15.2 million (RMB 100 million). We did not track backlog prior to 2010. Our backlog consists of products for which customer orders have been received and that are scheduled or in the process of being scheduled for shipment. Our backlog is subject to seasonality, with approximately 74% of our revenues generated during the third and fourth quarters because of the seasonal nature of central heating services in China, for which customers generally order equipment in the first and second quarters for delivery in the third and fourth quarters.

Intellectual Property

We use the Taiyu brand name on most of our PHEs and all of our PHE Units and heat meters. We registered and received approval from the China Trademark Bureau for this trade name. We believe the Taiyu brand name is recognized in China’s heating industry for quality and efficiency. We have eight registered patents in China for PHE products and heat meters. We have two patents for our PHEs, one for our heat transfer system for space heating and domestic hot water, one for a heat meter cleaning pipe, two for our heat meter testing system, one for an integrated heat transfer system and one for an efficient-heat testing bench. Five of our patents expire in 2014, one expires in 2016 and two expire in 2017.

Research and Development

To maintain our competitive edge in the marketplace and keep pace with new technologies, we believe it is important to devote resources to ongoing research and development to find improved efficiencies in design, cost and energy capture. Research and development costs for 2010, 2009 and 2008, were $1.89 million, $1.36 million and $1.02 million, respectively. We plan to continue to invest in research and development to identify new industry applications for PHEs, improve and expand our product lines, including the introduction of heat pumps in 2011, develop multifunctional PHE Units and modify PHE designs to meet current market demand. We also work with several professors who are heat transfer experts on an individual consulting basis.

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

Our heat meters require a license for production and sale. We obtained this license on August 12, 2005. The license is valid through March 11, 2012, when we will need to submit a request to the Chinese government for renewal. The Safety Bureau conducts site visits and inspections of documents on a periodic basis to verify adherence to the standards. Additionally, due to rising energy costs and the increased sensitivity to environmental issues, Chinese government and local utility companies have made the use of heat meters compulsory in China. As of July 2003, heat meters were required nationally by law for new construction installed with central heating and. In April 2008, the Energy Conservation Law, Article 38, extended the requirement to cover retrofitted buildings.

Our business and company registrations are in compliance with the laws and regulations of the municipal governments of Shenyang and China. We are subject to China’s National Environmental Protection Law as well as local laws regarding pollutant discharge and air, water and noise pollution, with which we comply. The cost of compliance with these regulations is not material and has not, and we believe, in the future, will not, have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Competition

We compete exclusively in the domestic Chinese market. We believe our competitive advantages lie in superior engineering and design skills, the longevity and efficiency of the components we use, our ability to vertically integrate our manufacturing process, our just-in-time delivery and the reliable after-sales services we provide through our local service centers. We also believe our position as a China-based producer of PHEs and PHE Units in a marketplace previously dominated by foreign manufacturers creates an advantage when seeking new customers. We receive contracts for our products through both bidding processes, which makes the tracking of prices among leading competitors difficult to assess, and negotiations directly with customers.

Our principal competitors in the domestic Chinese market for PHEs include Alfa Laval, APV, Tranter, Accessen, Lanshi and Juyuan, and foreign producers hold an approximately 50% market share. We believe the quality of our PHEs is equal to those sold by Alfa Laval, as are our prices. In comparison with other domestic producers, our prices are approximately 10%-15% higher, reflecting a premium we believe attributable to the quality of our products.

We believe we have emerged as a leading domestic producer of PHE Units, with an estimated market share in China of 12% in 2010. Our principal competitors in the domestic Chinese market for PHE Units, each estimated to have less than a 5% market share, are Danfoss, Accessen, a Sino-U.S. joint venture established by Denmark’s Accessen and utilizing Alfa Laval plates along with their own plates in the PHE Units, and Juyuan. We believe that Danfoss competes directly with us for contracts with the local heat and power companies in larger cities, while Accessen targets the petrochemical, metallurgy and HVAC sectors.

The market for heat meters is extremely fragmented with multiple overseas and domestic producers and no established leader. We continue to seek to become a leading supplier of heat meters in China.

Seasonality

We typically experience significantly stronger sales in the third and fourth calendar quarters with approximately 74% of our revenue generated during the third and fourth quarters, which is the fall and winter season in China. Our quarterly revenues may fluctuate significantly due to the seasonal nature of central heating services in China, where the equipment used in residential buildings must be delivered and installed prior to the beginning of the heating season in late fall. We believe that as we expand our presence into other industries and sectors, this seasonality will be partially mitigated.

Employees

As of December 31, 2010, we had 776 full time employees and 180 seasonal employees. We maintain strong ties with our employees and staff and retention is stable. Our employee contracts adhere to both state and provincial employment regulations and all social security regulations. All compensation, including social insurance, is paid in a timely manner to authorities and employees. There have been no disputes to date and there are no collective bargaining agreements.

Our sales personnel are eligible to receive annual bonuses based on pre-established sales targets. Production employees are also eligible for annual bonuses based on product quality ratios, customer complaint ratios, new product invention and product inventory. All employees are eligible to receive grants of awards of our common stock pursuant to our 2010 Equity Incentive Plan.

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

Demand for our products depends in large part upon the level of capital and maintenance expenditures of our customers and end users. These expenditures have historically been cyclical in nature and vulnerable to economic downturns. Decreased capital and maintenance spending by our customers could have a material adverse effect on the demand for our products and our business, financial condition and results of operations. In particular, an economic slowdown in the domestic economy may result in reduced orders for PHEs from the steel processing and petrochemical sectors and lower orders for PHE Units from the HVAC sector. To date, we have not been adversely affected by these trends and, given the current demand visibility, we do not currently foresee weakening in the demand for our products in the next year. However, the historically cyclical nature of the demand for our products limits our ability to make accurate long-term predictions about our performance. Changing world economic and political conditions may also reduce the willingness of our customers and prospective customers to purchase our products and services. The seasonality of our business results in significant operational challenges to our production and inventory control functions.

Our accounts receivables remain outstanding for a significant period of time, which has a negative impact on our cash flow and liquidity.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date. We may experience payment delays from time to time, which range from 1 to 3 months from the due date. While these payment delays are very common in the heating manufacturing industry in China and historically our collections have been reasonably assured, such delays cause capital to be tied up in inventories, which may result in pressure on our cash flows and liquidity. In 2010, we had accounts receivable turnover of 2.98 on an annualized basis, with days sales outstanding of 123 and inventory turnover of 4.26 on an annualized basis. In 2009, we had accounts receivable turnover of 3.6 on an annualized basis, with days sales outstanding of 146 and inventory turnover of 6.2 on an annualized basis. The low accounts receivable turnover and high days outstanding is due to the seasonality of our sales and postponement of payments from certain customers. The low inventory turnover in 2010 compared to 2009 was due to increased inventory on hand for the readiness of the high production season with an increased number of large orders in 2010. Approximately 74% of our revenue is generated in the third and fourth quarters.

We acquire most of the components for the manufacture of our products from a limited number of suppliers.

We acquire most of the components for the manufacture of our products from a limited number of suppliers. To manufacture our products, these components must be available when needed, at the right level of quality and at the right price. If we are unable to obtain these components accordingly, we would experience delays in manufacturing our products and our financial results could be adversely affected. Suppliers of some of these components require us to place orders with significant lead-time to assure supply in accordance with our requirements. Certain of these suppliers are currently the sole source of one or more components upon which we are dependent and alternative sources would not be available for those components unless we were to redesign our products. Other components could be obtained from alternate suppliers without redesign, but only at higher prices than we currently pay or for delivery later than required by our production schedule. We maintain a relatively small inventory of component parts for resale and our parts services business would suffer if the supply of replacement parts was reduced or terminated by our suppliers. If suppliers are not able to provide these critical components on the dates and at the prices scheduled, we may not be able to promptly and cost-effectively manufacture our products to meet customer orders, which could harm our credibility and the market acceptance and sales of our products. Increased costs associated with supplied materials or components could increase our costs and reduce our profitability if we are unable to pass these cost increases on to our customers.

We are a major purchaser of certain goods and raw materials that we use in the manufacturing process of our products, and price changes for the commodities we depend on may adversely affect our profitability.

Our profitability generally depends upon the margin between the cost to us of certain goods used in the manufacturing process, such as plates, pumps, water tanks, sensors, controlling systems and other raw materials, as well as our fabrication costs associated with converting such goods and raw materials compared to the selling price of our products, and the overall supply of raw materials. It is our intention to base the selling prices of our products upon the associated raw materials costs to us. However, we may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of the raw materials through to our customers. Although we are currently able to obtain adequate supplies of raw materials, it is impossible to predict future availability or cost. With the rapid growth of China’s economy, the demand for certain raw materials is great while the supply may be more limited. This may affect our ability to secure the necessary raw materials in a cost-effective manner for production of our products at the volume of purchase orders that we anticipate receiving. The inability to offset price increases of raw materials by sufficient product price increases, and our inability to obtain raw materials, would have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

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

As with any technology, including the technology of our current and proposed products, there are risks that the technology may not successfully address all of our customers’ needs. While we have already established successful relationships with our customers, their needs may change or vary. This may affect the ability of our present or proposed products to address all of our customers’ ultimate technology needs in an economically feasible manner.

Our relationship with Sondex has substantially contributed to our business and its growth.

We are an authorized dealer of Sondex PHE plates in China. Sondex is one of the world’s leading PHE and PHE plate manufacturers. We sell PHEs under our Taiyu brand or on demand under the Sondex brand, while our PHE Units are sold under our Taiyu brand only. We believe our ability to provide Sondex-branded PHEs has contributed to our reputation for high quality products. Prior to our acquisition of Siping Beifang in 2009, we sourced all of our PHE plates, important raw elements used in both PHEs and PHE Units, from Sondex. However, our acquisition of Siping Beifang, along with our internal research and development efforts, enable us to produce our own plates for our heat exchangers, which has significantly reduced our reliance on Sondex-supplied plates. We cannot assure you that our products will be as well received in the marketplace as products sold under the Sondex brand, or that we will be able to produce sufficient quantities to meet demand. If our relationship with Sondex were to terminate, we would be required to manufacture plates ourselves and procure plates from other third party sources, of which we believe there are several alternate suppliers that meet our volume and quality standards. Currently, we cannot guarantee our ability to manufacture sufficient plates or that we will be able to secure a supply of plates from third party sources on acceptable terms and in a timely fashion. Accordingly, termination of our Sondex relationship may present risks to our business, revenues and operations until we secure alternate and comparable sources of supply.

We may not be able to keep pace with rapid technological changes and competition in our industry.

While we believe we have hired or engaged personnel and outside consultants who have the experience and ability necessary to keep pace with advances in technology, and while we continue to seek out and develop “next generation” technology through our research and development efforts, there is no guarantee we will be able to keep pace with technological developments and market demands in this evolving industry and market. In addition, our industry is highly competitive. Although we believe we have developed strategic relationships to best penetrate the China market, we face competition from other manufacturers of products similar to our products. Some of our competitors’ advantages over us in the areas of products, marketing and services include the following:

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

Despite testing, defects may be found in existing or new products. Any such defects could cause us to incur significant return and exchange costs, re-engineering costs, divert the attention of our engineering personnel from product development efforts and cause significant customer relations and business reputation problems. Any such defects could force us to undertake a product recall program, which could cause us to incur significant expenses and could harm our reputation and that of our products. If we deliver products with defects, our credibility and the market acceptance and sales of our products could be harmed.

Due to the nature of our business and products, we may be liable for damages based on product liability and warranty claims.

Due to the high pressures and temperatures at which many of our products are used, and the fact that some of our products are relied upon by our customers or end users in their facilities or operations, or are manufactured for relatively broad consumer use, we face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury, property damage or economic loss. We believe we meet or exceed existing professional specification standards recognized or required in the industries in which we operate. We have been subject to claims in the past, none of which has had a material adverse effect on our financial condition or results of operations, and we may be subject to claims in the future. Although we currently maintain product liability coverage, which we believe is adequate for the continued operation of our business, such insurance may become difficult to obtain or may become unobtainable in the future on terms acceptable to us and may not cover warranty claims. A successful product liability claim or series of claims against us, including one or more consumer claims purporting to constitute class actions, in excess of our insurance coverage or a significant warranty claim or series of claims against us could materially decrease our liquidity and impair our financial condition.

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

As is the case with manufacturers of similar products, we use certain hazardous substances in our operations. Currently, we do not anticipate any material adverse effect on our business, revenues or results of operations as a result of our compliance with Chinese environmental laws and regulations. However, the risk of environmental liability and charges associated with maintaining compliance with environmental laws is inherent in the nature of our business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

We have limited business insurance coverage and may incur losses due to business interruptions resulting from natural and man-made disasters, and our insurance may not be adequate to cover liabilities resulting from accidents or injuries that may occur.

The insurance industry in China is still in an early stage of development and insurance companies located in China offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States. We currently carry property and casualty insurance for our buildings, plant and equipment, but cannot assure you that the coverage will be adequate to fully replace damage to any of the foregoing. Should any natural catastrophes such as earthquakes, floods or any acts of terrorism occur where our primary operations are located and most of our employees are based, or elsewhere, we might suffer not only significant property damage, but also loss of revenues due to interruptions in our business operations. The occurrence of a significant event for which we are not fully insured or indemnified, or the failure of a party to meet its underwriting or indemnification obligations, could materially and adversely affect our operations and financial condition. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

If we lose our key personnel or are unable to attract and retain additional qualified personnel, the quality of our services may decline and our business may be adversely impacted.

We rely heavily on the expertise, experience and continued services of our senior management, including our Chairman, President and Chief Executive Officer, Jun Wang. Loss of his services could adversely impact our ability to achieve our business objectives. Mr. Wang is a key factor in our success at developing and introducing new products and establishing new customer relationships because of his industry experience and reputation. We believe our future success will depend upon our ability to retain Mr. Wang and other key employees and our ability to attract and retain other skilled personnel. The rapid growth of the economy in China has caused intense competition for qualified personnel. We cannot guarantee that any employee will remain employed by us for any definite period of time or that we will be able to attract, train or retain qualified personnel in the future and the loss of personnel could have a material adverse effect on our business and company. Moreover, qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. We need to employ additional personnel to expand our business. There is no assurance that we will be able to attract and retain sufficient numbers of highly skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates could impair the growth of our business.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

We are required to establish and maintain internal control over financial reporting, disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee our internal controls and disclosure controls will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Our inability or failure to report and file our financial results accurately and timely could harm our business and the trading price of our common stock.

Our bank accounts are not insured or protected against loss.

We maintain our cash with various banks located in China. Our cash accounts are not insured or otherwise protected. Should any bank holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

Capital requirements are difficult to plan for in our rapidly changing industry. Although we currently expect to have sufficient funding for the next 12 months, we may need additional capital to fund our future growth.

Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	Investors’ perceptions of, and demand for, companies in our industry;

•	Investors’ perceptions of, and demand for, companies operating in China;

•	Conditions of the U.S. and other capital markets in which we may seek to raise funds;

•	Our future results of operations, financial condition and cash flows;

•	Governmental regulation of foreign investment in companies in particular countries;

•	Economic, political and other conditions in the United States, China, and other countries; and

•	Governmental policies relating to foreign currency borrowings.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. There is no assurance we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to our existing shareholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Furthermore, we may incur substantial costs in pursuing future capital or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

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

We may not be able to protect our technology and other proprietary rights adequately.

Our success will depend in part on our ability to obtain and protect our products, methods, processes and other technologies, to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties both domestically and abroad. Despite our efforts to preserve our intellectual property rights, any of the following occurrences may reduce the value of our intellectual property:

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

Effective protection of our intellectual property rights may be unavailable or limited in China or certain other countries. If we are unable to protect our proprietary rights adequately, it would have a negative impact on our operations.

We may be subject to claims that we have infringed the proprietary rights of others, which could require us to obtain a license or change our designs.

Although we do not believe any of our products infringe the proprietary rights of others, there is no assurance that infringement or invalidity claims, or claims for indemnification resulting from infringement claims, will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business. Regardless of whether any such claims are valid or can be successfully asserted, defending against such claims could cause us to incur significant costs and could divert resources away from our other activities. In addition, assertion of infringement claims could result in injunctions that prevent us from distributing our products. If any claims or actions are asserted against us, we may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force us to change our designs.

Risks Related to Doing Business in China

Inflation in China could negatively affect our profitability and growth.

The rapid growth of China’s economy has been uneven among economic sectors and geographic regions of the country and has been fueled over the last three years by a large amount of debt issuances. China’s economy grew at an annual rate of 10.3% in 2010, as measured by the year-over-year change in Gross Domestic Product, or GDP, according to the National Bureau of Statistics of China, or the NBS. Rapid economic growth and less restrictive monetary policies can lead to growth in the money supply and rising inflation. According to the NBS, the annual inflation rate in China, as measured by the year-over-year change in consumer price index, was 4.6% as of December 2010, according to the NBS, and is expected to continue to increase. If prices for our products and services fail to rise at a rate sufficient to compensate for the increased costs of supplies, such as raw materials, due to inflation, it may have an adverse effect on our profitability.

In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. In addition, the People’s Bank of China, which is the central bank of the PRC, has effected several increases in interest rates in response to inflationary concerns in China’s economy. The implementation of such policies may further impede future economic growth. If the People’s Bank of China continues to raise interest rates, economic activity in China could further slow and, in turn, materially increase our costs and reduce demand for our products and services.

Additionally, customers generally purchase our products as part of their capital budget. Our business for our products is therefore dependent in part upon the economic health of our customers and our customers’ industries. Any change in monetary policy or economic slowdown can affect all purchasers and manufacturers of capital equipment, and we cannot assure you that our business will not be significantly impaired as a result.

Limitations on the ability of our operating subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business and fund our operations.

We are a holding company and conduct substantially all of our business through our operating subsidiaries in China. We will of necessity rely on dividends paid by our subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. In particular, regulations in China currently permit payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. We are also required to set aside at least 10% of our operating subsidiaries’ after-tax profit based on Chinese accounting standards each year to a statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of our registered capital. These reserves are not distributable as cash dividends. In addition, we may be required to allocate a portion of its after-tax profit to a staff welfare and bonus fund at our discretion. Moreover, if any of our subsidiaries incur debt on its own behalf in the future, the instruments governing the debt may restrict such subsidiary’s ability to pay dividends or make other distributions to us. Any limitation on the ability of one of our subsidiaries to distribute dividends and other distributions to us could materially and adversely limit our ability to make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

Our executive officers and several of our directors, including the Chairman of our Board of Directors, are Chinese citizens. It may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us or our officers and directors by a shareholder or group of shareholders in the United States. Also, because our operating subsidiaries and assets are located in China, it may be extremely difficult or impossible for you to access those assets to enforce judgments rendered against us or our directors or executive offices by U.S. courts. In addition, the courts in China may not permit the enforcement of judgments arising out of U.S. federal and state corporate, securities or similar laws. Accordingly, U.S. investors may not be able to enforce judgments against us for violation of U.S. securities laws.

Substantially all of our assets are located in China and all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced significant growth in the past 20 years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations. The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years China has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises. However, a substantial portion of productive assets in China are still owned by the government. In addition, the government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

PRC regulations relating to mergers, offshore companies and Chinese shareholders, if applied to us, may limit our ability to operate our business as we see fit.

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

Our compliance with the Foreign Corrupt Practices Act may put us at a competitive disadvantage, while our failure to comply with the Foreign Corrupt Practices Act may result in substantial penalties.

We are required to comply with the United States Foreign Corrupt Practices Act (the “FCPA”), which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties. Non-U.S. companies, including some of our competitors, are not subject to the provisions of the FCPA. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage.

If the China Securities Regulatory Commission, or CSRC, or another PRC regulatory agency determines that its approval is required in connection with our public offerings, we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Regulations, which became effective on September 8, 2006. The M&A Regulations, among other things, have certain provisions that require offshore special purpose vehicles, or SPVs, formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to listing their securities on an overseas stock exchange. We believe, based on the opinion of our PRC legal counsel, the Beijing Rondos Law Firm, that while the CSRC generally has jurisdiction over overseas listings of SPVs like us, CSRC’s approval is not required for the offerings of our securities because our current corporate structure was established before the new regulation became effective. However, there remains some uncertainty as to how this regulation will be interpreted or implemented in the context of an overseas offering. If the CSRC or another PRC regulatory agency subsequently determines that its approval is required for our public offerings, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our public offerings into the PRC, restrict or prohibit payment or remittance of dividends by our PRC subsidiaries to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our ordinary shares.

We operate in the PRC through our WFOE status initially approved by the local office of the PRC Ministry of Commerce (“MOFCOM”). However, we cannot warrant that such approval procedures have been completely satisfied due to a number of reasons, including changes in laws and government interpretations. If we lose our WFOE status for any reason, our business in China may be negatively impacted.

Our operating entities in the PRC have received initial MOFCOM approval as WFOEs and there may be conditions subsequent to complete and maintain such status. We believe we have satisfied all MOFCOM approval procedures for having obtained such status. However, the MOFCOM approval procedures or interpretations of its approval procedures may be different from our understanding or may change. As a result, if we lose our WFOE status for any reason, there may be a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares.

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

China historically has not adopted an international style of management and financial reporting concepts and practices, or modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet international standards.

Tax laws and regulations in China are subject to substantial revision, some of which may adversely affect our profitability.

The Chinese corporate tax system continues to undergo substantial revision. Tax benefits we presently enjoy may not be available to us in the wake of these changes, and we could incur tax obligations to the Chinese government that are significantly higher than currently anticipated. These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

Certain tax exemptions that we presently enjoy in China are scheduled to expire over the next several years.

As a substantial portion of our operations are located in a privileged economic zone, we are entitled to certain tax benefits. When these exemptions expire, our income tax expenses will increase, reducing our net income below what it would be if we continued to enjoy these exemptions.

If relations between the U.S. and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

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

Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, or devaluations of currency could cause a decline in the price of our common stock. Nationalization or expropriation could even result in the total loss of your investment.

Uncertainties with respect to the Chinese legal system could limit legal protections available to us.

Our operating subsidiaries, which conduct most of their operations in China, are generally subject to laws and regulations applicable to foreign investment in China. The Chinese legal system is based on written statutes, and prior court decisions may be cited for reference but have no precedential value. Since 1979, legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the legal system in China continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Furthermore, the political, governmental and judicial systems in China are sometimes impacted by corruption. There is no assurance we will be able to obtain recourse in any legal disputes with suppliers, customers or other parties with whom we conduct business, if desired, through China's poorly developed and sometimes corrupt judicial systems.

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

SAFE issued a public notice in October 2005 (“Circular 75”) requiring PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China, referred to as an “offshore special purpose company,” for the purpose of acquiring any assets of or equity interest in PRC companies and raising funds from overseas. In addition, any PRC resident who is the shareholder of an offshore special purpose company is required to amend his or her SAFE registration with the local SAFE branch, with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China. If any PRC resident who is the shareholder of an offshore special purpose company fails to comply with the SAFE registration requirements, the PRC subsidiaries of the offshore special purpose company may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company and the offshore parent company may be restricted in its ability to contribute additional capital into its PRC subsidiaries. Moreover, failure to comply with the SAFE registration requirements could result in liabilities under PRC laws for evasion of foreign exchange restrictions. We cannot predict fully how Circular 75 will affect our business operations or future strategies because of our ongoing uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply to us. Although we believes that our Chinese subsidiaries are in compliance with these regulations, should these regulations or the interpretation of them by course or regulatory agencies change, we may not be able to pay dividends outside of China. We do not believe that we have incurred a liability because of noncompliance with Circular 75 under SAFE registration procedures, however.

Some of our PRC resident beneficial owners have not registered with the local SAFE branch as required under SAFE regulations in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. We cannot provide any assurances that any existing registrations of our PRC resident beneficial owners have fully complied with all applicable registrations or required approvals. We have little control over either our present or prospective direct or indirect PRC resident beneficial owners or the outcome of such registration procedures. The failure or inability of our PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject us or these beneficial owners to fines, legal sanctions and restrictions described above.

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

In addition, the NDRC promulgated a rule in October 2004 (the “NDRC Rule”), which requires NDRC approvals for overseas investment projects made by PRC entities. The NDRC Rule also provides that approval procedures for overseas investment projects of PRC individuals must be implemented with reference to this rule. However, there exist extensive uncertainties in terms of interpretation of the NDRC Rule with respect to its application to a PRC individual’s overseas investment, and in practice, we are not aware of any precedents that a PRC individual’s overseas investment has been approved by the NDRC or challenged by the NDRC based on the absence of NDRC approval. Our current beneficial owners who are PRC individuals did not apply for NDRC approval for investment in us. We cannot predict how and to what extent this will affect our business operations or future strategy. For example, the failure of our shareholders who are PRC individuals to comply with the NDRC Rule may subject these persons or our PRC subsidiaries to certain liabilities under PRC laws, which could adversely affect our business.

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

We may also decide to finance our subsidiaries by means of capital contributions. These capital contributions must be approved by MOFCOM or its local counterpart. We cannot assure you that we will be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our subsidiaries.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our Chinese subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE. However, the relevant Chinese government authorities may limit or eliminate their ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in Renminbi to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our Chinese subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with Chinese governmental authorities, including SAFE. In particular, if our Chinese subsidiaries borrow foreign currency loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance our Chinese subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the NDRC and MOFCOM, or their respective local counterparts. These limitations could affect the ability of our Chinese subsidiaries to obtain foreign exchange through debt or equity financing.

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

The trading price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, in addition to the risk factors incorporated by reference herein, our quarterly operating results or the operating results of other companies in our industry, announcements by us or our competitors of acquisitions, new products, product improvements, commercial relationships, intellectual property, legal, regulatory or other business developments and changes in financial estimates or recommendations by stock market analysts regarding us or our competitors. In addition, the stock market in general, and the market for companies based in China in particular, has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated or disproportionate to their operating performance. These broad market fluctuations may have a material adverse effect on our stock price, regardless of our operating results. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment.

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

One of our principal shareholders has the ability to exert significant control in matters requiring a shareholder vote and could delay, deter or prevent a change of control in our company.

As of December 31, 2010, Jun Wang, our Chairman, President and Chief Executive Officer and one of our largest shareholders, beneficially owned 8.83% of our outstanding shares. Mr. Wang possesses significant influence over us, giving him the ability, among other things, to effectively control the election of all or a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company. Without the consent of Mr. Wang, we could be prevented from entering into potentially beneficial transactions if they conflict with his interests. The interests of Mr. Wang may differ from the interests of our other shareholders.

Provisions in our Articles of Incorporation could make it very difficult for you to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Pursuant to our Articles of Incorporation, members of our Board of Directors and our officers will have no liability for violations of their fiduciary duty of care as a director or officer, except in limited circumstances. This means that you may be unable to prevail in a legal action against our directors or officers even if you believe they have breached their fiduciary duty of care. In addition, our Articles of Incorporation allows us to indemnify our directors and officers from and against any and all expenses or liabilities arising from or in connection with their serving in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our stockholders.

Our Articles of Incorporation authorize the issuance of up to 75,000,000 shares of common stock, par value $.001 per share. As of December 31, 2010, there were 35,287,453 authorized and unissued shares of our common stock available for future issuance, based on 38,551,939 shares of our common stock outstanding and our reservation of 1,160,608 shares of our common stock issuable upon exercise of outstanding warrants and options, available for grants pursuant to our 2010 Equity Incentive Plan and to be issued pursuant to a one-year consulting service agreement with a consultant. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination or to raise capital. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing stockholders and may adversely affect prevailing market prices for our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. Furthermore, China has currency and capital transfer regulations that require us to comply with complex regulations for the movement of capital. See “Risk Factors – Risks Related to Doing Business in China – Limitations on the ability of our operating subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business and fund our operations.” Although our management believes that we are in compliance with these regulations, should these regulations or the interpretation of them by PRC courts or regulatory agencies change, we may not be able to pay dividends to our shareholders outside of China. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters and principal manufacturing facilities are located in the Shenyang Economic and Technological Development Zone, Shenyang City, Liaoning Province, PRC. We own two buildings, which include our office headquarters and primary manufacturing facilities. We have been granted the right to use the land in Shenyang by the municipal administration of state-owned land through 2055. SanDeKe leases business offices and its manufacturing facility in Pudong. Siping Beifang owns its manufacturing facilities and land use rights for three parcels of land through 2052, 2056 and 2060, respectively. Our current facilities comprise an aggregate of approximately 45,760 square meters. SmartHeat Energy acquired land use rights in 2010 for approximately 133,707 square meters in Shenyang that are valid through 2060. We will expand our facilities and production capacity as SmartHeat Energy commences operations, which we expect to begin in the third quarter of 2011.

In general, our properties are well maintained, considered adequate and being utilized for their intended purposes. See Notes 5, 7 and 16 to our consolidated financial statements contained herein, which disclose amounts invested in land use rights, buildings and machinery and equipment.

Item 3. Legal Proceedings

We may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial conditions or operating results. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol “HEAT.” Prior to March 10, 2009, our common stock was listed on the NASDAQ Stock Market. From May 20, 2008, to January 29, 2009, our common stock qualified for quotation on the OTC Bulletin Board (“OTCBB”) under the symbol “SMHT.” The following table sets forth the range of the high and low sales prices of our common stock for each quarter (or portion thereof) beginning on January 1, 2009, and ending on December 31, 2010, as reported by the OTCBB for the period ending January 28, 2009, as reported on the NASDAQ Stock Market from January 29, 2009, to March 9, 2009, and on the NASDAQ Global Market thereafter.

Fiscal 2009	High	Low
First Quarter (through March 31, 2009)	$7.50	$4.11
Second Quarter (through June 30, 2009)	$8.00	$5.01
Third Quarter (through September 30, 2009)	$12.79	$5.76
Fourth Quarter (through December 31, 2009)	$17.27	$8.60

Fiscal 2010	High	Low
First Quarter (through March 31, 2010)	$18.60	$10.21
Second Quarter (through June 30, 2010)	$10.93	$5.32
Third Quarter (through September 30, 2010)	$7.39	$5.11
Fourth Quarter (through December 31, 2010)	$8.11	$4.22

Holders of Record

On March 9, 2011, there were approximately 49 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Our ability to pay dividends may be affected by the complex currency and capital transfer regulations in China that restrict the payment of dividends to us by our subsidiaries in China. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. We also are required to set aside at least 10% of our net income after taxes based on China’s accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our subsidiaries also may be required to allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. If our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

In addition, Circular 75 requires PRC residents, including both legal persons and natural persons, to register with the competent local SAFE branch before establishing or controlling any company outside of China. If the PRC subsidiaries of an offshore parent company do not report the need for their PRC investors to register to the local SAFE authorities, they may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company. Although we believe that our subsidiaries are in compliance with these regulations, should these regulations or the interpretation of them by PRC courts or regulatory agencies change, we may not be able to pay dividends outside of China.

Stock Performance Graph

The following graph compares total shareholder return on our common stock from April 22, 2008, through December 31, 2010, with the cumulative total return of (a) the NASDAQ Composite index and (b) the NASDAQ Clean Edge Green Energy Index. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each index on April 22, 2008, the date when the first trade our common stock occurred through the facilities of the OTCBB. The stock performance shown on the graph below is based on historical data and is not indicative of, or intended to forecast, possible future performance of our common stock.

Securities authorized for issuance under equity compensation plans

The following table sets forth information regarding all equity compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance as of December 31, 2010.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options		(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2010 Equity Incentive Plan	-		-	1,000,000
Equity compensation plans not approved by security holders	13,333	(1)	$4.60	-
	50,000	(2)	11.85	-
Total	63,333		$10.32	1,000,000

(1)
Consists of grants of options to purchase 10,000 shares of our common stock that we made to each of two independent directors, Arnold Staloff and Frederic Rittereiser, on July 17, 2008. The options have an exercise price of $4.60 per share, vest over a 3-year period and expire after 5 years. Mr. Rittereiser voluntarily retired as director of the company on July 31, 2009, forfeiting 6,667 unvested options.

(2)
Consists of a grant of options to purchase 50,000 shares of our common stock that we made to Xudong Wang on February 1, 2010. The options have an exercise price per share of $11.85 and life of 5 years, with options to purchase 25,000 shares of our common stock vesting on June 30, 2011, and the remaining options to purchase 25,000 shares of our common stock vesting on June 29, 2012.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our common stock during 2010.

Item 6. Selected Financial Data

The following tables set forth our selected financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The selected financial data set forth below has been derived from the audited consolidated financial statements and related notes thereto where applicable for the respective fiscal years. You should read this selected consolidated financial data together with the consolidated financial statements and related notes contained in this Annual Report and in our prior and subsequent reports filed with the SEC, as well as the section of this Annual Report and our other reports entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Income Data

	Years Ended December 31,
	2010	2009	2008	2007	2006
Net sales	$125,406,862	$82,563,869	$32,676,082	$13,273,151	$8,205,166
Cost of goods sold	80,694,945	53,467,805	21,717,735	8,667,353	5,710,540
Gross profit	44,711,917	29,096,064	10,958,347	4,605,798	2,494,626
Total operating expenses	18,020,877	10,920,865	3,416,670	2,369,090	1,642,721
Income from operations	26,691,040	18,175,199	7,541,677	2,236,708	851,905
Total non-operating income (expenses), net	460,702	113,835	93,289	24,957	39,587
Income before income tax	27,151,742	18,289,034	7,634,966	2,261,665	891,492
Income tax expense	4,533,112	2,858,186	1,293,660	175,647	72,564
Income (loss) attributable to noncontrolling interest	(79,813)	(11,681)	5,966	(1,873)	(13,684)
Net income	$22,698,443	$15,442,529	$6,335,340	$2,087,891	$832,612
Other comprehensive income – foreign currency translation	3,282,273	(14,641)	510,770	333,449	101,669
Comprehensive income	25,980,716	15,427,888	6,846,110	2,421,340	934,281
Earnings per share – basic	$0.68	$0.58	$0.29	$0.11	$0.05
Earnings per share – diluted	$0.68	$0.58	$0.29	$0.11	$0.05

No dividends have been declared in any of the periods presented above.

Consolidated Balance Sheet Data

	December 31,
	2010	2009	2008	2007	2006
Cash & cash equivalents	$56,806,471	$48,967,992	$1,435,212	$393,147	$202,295
Total assets	175,898,554	118,376,210	25,100,731	18,550,659	11,167,969
Total liabilities	21,928,712	17,658,366	7,207,508	12,630,547	7,667,372
Noncontrolling interest	626,069	694,201	-	-	1,826
Total stockholders’ equity	153,969,842	100,717,844	17,893,223	5,920,112	3,500,597

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The comments made throughout this Annual Report should be read in conjunction with our Financial Statements and the Notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of its forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors that affect our business, which are described in this section and elsewhere in this report.

Overview

We are a designer, manufacturer and seller of clean technology plate heat exchangers and related systems in the PRC. Our products are used by our customers in the industrial, residential and commercial markets in China to improve energy utilization and efficiencies and reduce pollution by reducing the need for coal fired boilers. We design, manufacture, sell and service PHEs, PHE Units, which combine PHEs with various pumps, temperature sensors, valves and automated control systems, and heat meters for use in commercial and residential buildings. We also design, manufacture and sell spiral heat exchangers and tube heat exchangers. Our products and systems are an increasingly important element in providing a clean technology, mission-critical solution to energy consumption and air pollution problems in China and are commonly used in a wide variety of industrial processes where heat transfer is required. Common applications include energy conversion for HVAC and industrial use in petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. Our PHE Units are custom designed by our own in-house engineers and sold under our Taiyu brand name, while our PHEs are sold under both our Taiyu brand as well as the Sondex brand name. We are an authorized dealer of Sondex PHEs in China.

We were incorporated in the State of Nevada on August 4, 2006, under the name Pacific Goldrim Resources, Inc., as an exploration stage corporation that intended to engage in exploration for silver, lead and zinc. On April 14, 2008, we changed our name to SmartHeat Inc. and acquired all of the equity interests in Taiyu, a privately held company formed under the laws of the PRC engaged in the design, manufacture, sale and servicing of plate heat exchange products in China PHE. After the relevant PRC government agency approved our subscription of 71.6% of the registered capital increase of Taiyu on July 29, 2008, PRC approval of Taiyu becoming a wholly-owned subsidiary of SmartHeat was obtained on June 3, 2009, when the transfer by the three original owners of Taiyu of their remaining 28.4% ownership of Taiyu to SmartHeat was officially recognized.

As an expansion of our business, we acquired SanDeKe, a Shanghai-based manufacturer of PHEs on September 25, 2008. On June 16, 2009, we completed an asset purchase transaction with Siping Beifang to set up a new manufacturing facility under our newly incorporated subsidiary, SmartHeat Siping. On August 14, 2009, we formed Jinhui, a joint venture in Beijing of which we own 52% with total registered capital of RMB 10 million ($1.46 million), to provide consulting services and expand our sales of PHEs into new industries and regions of China. On April 7, 2010, we formed SmartHeat Investment , an investment holding company and wholly owned subsidiary in Shenyang with registered capital of $70 million. On April 12, 2010, SmartHeat Investment formed a wholly owned subsidiary in Shenyang named SmartHeat Energy with registered capital of $30 million for the research, development, manufacturing and sales of energy products. We expect SmartHeat Energy to commence operations in 2011. On May 6, 2010, we formed SmartHeat (Shanghai) Trading Co., Ltd. (“SmartHeat Trading”) to market and expand sales of our Taiyu-branded products, which has yet to commence operations.

Our revenue is subject to fluctuations due to the timing of sales of high-value products, the impact of seasonal spending patterns, the timing and size of projects our customers perform, changes in overall spending levels in the industry and other unpredictable factors that may affect customer ordering patterns. Our revenues may fluctuate significantly due to the seasonal nature of central heating services in the PRC, because the equipment used in residential buildings must be delivered and installed prior to the beginning of the heating season in late fall. Additionally, any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a sequential decline in quarterly revenue. We have not been adversely affected by these trends or weaker demand from steel processing, petrochemical and HVAC.

Significant Accounting Policies

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

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy and SmartHeat Trading. The "Company" refers collectively to SmartHeat, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy and SmartHeat Trading. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Revenue Recognition

Our revenue recognition policies are in compliance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605). Sales revenue is recognized when PHEs and heat meters are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Our agreements with our customers generally provide that 30% of the purchase price is due upon placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date.

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

Foreign Currency Translation and Comprehensive Income (Loss)

Our functional currency is the Chinese Yuan Renminbi (“RMB”). For financial reporting purposes, RMB were translated into United States dollars ("USD") as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of shareholders' equity as "Accumulated other comprehensive income." Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

We use Statement of Financial Accounting Standards ("SFAS") No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of shareholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders.

Recent Accounting Pronouncements

On July 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”). ASU No. 2009-01 re-defines authoritative US GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification (“Codification”) and, for SEC registrants, guidance issued by the SEC. The Codification is a reorganization and compilation of all then-existing authoritative US GAAP for nongovernmental entities, except for guidance issued by the SEC. The Codification is amended to effect non-SEC changes to authoritative US GAAP. Adoption of ASU No. 2009-01 only changed the referencing convention of US GAAP in the Notes to the Consolidated Financial Statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815, “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging – Embedded Derivatives – Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for us on July 1, 2010. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010-17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. We do not expect this ASU will have a material impact on our financial position or results of operations upon adoption of this update on January 1, 2011.

Results of Operations

Year Ended December 31, 2010, Compared to the Year Ended December 31, 2009

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	2010		2009
	$	% of Sales	$	% of Sales
Sales	125,406,862		82,563,869
Cost of sales	80,694,945	64.3%	53,467,805	64.8%
Gross profit	44,711,917	35.7%	29,096,064	35.2%
Operating expenses	18,020,877	14.4%	10,920,865	13.2%
Income from operations	26,691,040	21.3%	18,175,199	22%
Other income (expenses), net	460,702	0.4%	113,835	0.1%
Income tax expense	4,533,112	3.6%	2,858,186	3.5%
Noncontrolling interest	79,813	0%	(11,681)	0%
Net income	22,698,443	18.1%	15,442,529	18.7%

Sales. Net sales in 2010 were $125.41 million, consisting of $55.44 million for PHE Units, $60.22 million for PHEs, and $9.74 million for heat meters, while our net sales in 2009, were $82.56 million, consisting of $38.99 million for PHE Units, $35.60 million for PHEs, and $7.98 million for heat meters, an overall increase of $42.84 million or 52%. The increase in sales came primarily from two of our product lines, PHEs and PHE Units, and benefited from the continued government stimulus in energy-saving industry, strong economic growth in China and our successful market expansion. Our sales from our PHEs brought us additional sales of $24.63 million or 69% increase in sales in 2010, compared with 2009. Our PHE Unit sales increased by $16.46 million or 42% compared to last year due to our continuous effort on market expansion. Our heat meter products brought us an additional $1.76 million in sales or 22% increase in sales compared with 2009.

According to Article 38 of China’s Energy Conservation Law issued in 2008, new apartments and retrofitted apartments must install heat meters, but the implementation of this government-mandated process takes time and differs by region, which may cause our growth rate to fluctuate; however, we expect heat meter sales will witness significant growth in the coming 2-3 years and we believe we will benefit from this growth as we are one of the top heat meter manufacturers. We have a strict review process for approving each sales contract, especially with respect to the determination of a selling price. Sales price under each contract is determined in proportion to our estimated cost in order to ensure our gross profit. Our selling price varies on each sale, which depends mainly on each customer’s specific needs and our negotiation of the contract amount and term. We have been continuously expanding the heat-supply market in more regions as a result of the PRC government’s economic stimulus plan stressing increased domestic infrastructure construction as well as continuous research and development on new products. We believe our sales will continue to grow because we are strengthening our sales efforts through the maturation of our sales force and by increasing sales channels and improving the quality of our products.

Cost of Sales. Cost of sales for 2010 was $80.69 million, while our cost of sales for 2009 was $53.47 million, an increase of $27.23 million or 51%. Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead. The material cost is normally 80% of total cost, while factory overhead cost is about 15% and labor cost about 5% of total cost. The increase in cost of sales is attributed to the increase of production and sales volume in 2010. Cost of sales as a percentage of sales was 64.3% for 2010, and 64.8% for 2009. We believe our cost of sales will remain stable as a result of stronger sales in new product areas, our current pricing strategy and the continued improvement in the efficiency of our manufacturing facility.

Gross Profit. Gross profit was $44.71 million for 2010 compared to $29.10 million in 2009, or gross margins of 35.7% and 35.2%, respectively. The increase in our gross profits was due to increased sales. Gross profit margin remained consistent at approximately 35%. Gross margins may narrow in 2011 in an effort to maintain sales and market share due to inflation in China and the resultant tightening of monetary policy.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $18.02 million for 2010 compared to $10.92 million for 2009, an increase of $7.10 million or 65%. Operating expenses as a percentage of sales were 14.4% in 2010 compared to 13.2% in 2009. The increase in operating expenses resulted from increased sales and expansion of our business, including the hiring of more sales personnel, higher depreciation expense, training the marketing team and establishing new sales offices in more regions of China. We believe the expansion of our marketing team and training of our marketing team and other employees will increase sales and improve the efficiency of our operation. We will continue our tight budgetary control and cost effectiveness.

Net Income. Our net income for 2010 was $22.70 million compared to $15.44 million for 2009, an increase of $7.26 million or 47%. Net income as a percentage of sales was 18.1% and 18.7% in 2010 and 2009, respectively. This increase in net income was attributable to economies of scale combined with rapid growth in revenue and efficiency of operations, while the decrease in net income as a percentage to sales was attributable to increased operating expenses as a result of the expansion of our business. We believe net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Year Ended December 31, 2009, Compared to the Year Ended December 31, 2008

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

Sales. Net sales during 2009 were $82.56 million, while our net sales for 2008 were $32.68 million, an increase of $49.89 million or 153%. The increase in sales was attributable to an increase in our sales volume, with selling price determined based on our standard profit margin rate. We have a strict review process for approving each sales contract, especially with respect to the determination of a selling price. Sales price under each contract is determined in proportion to our estimated cost in order to ensure our gross profit. Our selling price varies on each sale, which depends mainly on each customer’s specific needs and our negotiation of the contract amount and term. During 2009, we recognized $5.26 million of revenue or 6.4% of the total from contracts that we signed in 2008. We have been continuously expanding the heat-supply market in more regions as a result of the PRC government’s economic stimulus plan stressing increasing domestic infrastructure construction. Our sales from the traditional heat-supply industry were $37.62 million or 45.6% of total sales. We have also developed new customers in other industries like chemical engineering, electric power and metal smelting, which accounted for $25.42 million or 30.7% of our total sales. Our sales of heat meters in 2009 increased to $7.98 million from approximately $710,000 in 2008, an increase of 1024%. Sales of heat meters accounted for 9.7% of total sales during 2009. In addition, in July 2009, our new subsidiary SmartHeat Siping began operations and brought us additional sales of $6.28 million or 7.6% of total sales. We believe our sales will continue to grow because we are strengthening our sales efforts by hiring more sales personnel, increasing sales channels and improving the quality of our products.

Cost of Sales. Cost of sales for 2009 was $53.47 million, while our cost of sales for 2008 was $21.72 million, an increase of $31.75 million, or 146%. Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead. The increase in cost of sales is attributed to the increase of production and sales volume in 2009. Cost of sales as a percentage of sales was 64.8% for 2009 and 66.5% for 2008. The decrease in cost of sales as a percentage of sales was due mainly to the stable raw material cost compared to the fluctuated cost in 2008, improved economies of scale on fixed costs as a result of increased production and our continuous improvement on control of the manufacturing costs. We believe our cost of sales will remain stable as a result of our current pricing strategy and the continued improvement in the efficiency of our manufacturing facility.

Gross Profit. Gross profit was $29.10 million for 2009 compared to $10.96 million for 2008, or gross margins of 35.2% and 33.5%, respectively. The increase in our gross profits and gross profit margin was due mainly to the decrease of cost of goods sold as a percentage of sales while our sales activities increased.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $10.92 million for 2009 compared to $3.42 million for 2008, an increase of $7.50 million or 219%. The increase in operating expenses was due mainly to a proportional increase in payroll, insurance, employee welfare and travel expenses with our increased sales and production as well as the increase in audit, legal, consulting and filing expenses in connection with our being public in the United States since April 2008. In addition, a one-time charge of approximately $110,000 was accrued in the first quarter of 2009 as a result of a failure to have a registration statement declared effective within 180 days of the final closing of a private placement that closed in 2008.

Net Income. Our net income for 2009 was $15.44 million compared to $6.34 million for 2008, an increase of $9.10 million or 144%. Net income as a percentage of sales was 18.7% in 2009, the same as 2008. This increase in net income was attributable to economies of scale combined with rapid growth in revenue and efficiency of operations, and lower income tax rate of 15% for Taiyu effective January 1, 2009, down from 18% for 2008. Our management believes that net income will continue to increase as we continue to increase our sales, offer better quality products and control our manufacturing costs.

Liquidity and Capital Resources

In August 2008, we sold 1,630,000 units, each unit consisting of 1 share of our common stock and a 3-year warrant to purchase 15% of 1 share of our common stock at $6.00 per share, at $3.50 per unit for approximately $5.7 million. We issued warrants to purchase 244,500 shares of our common stock to the investors in the private placement. In connection with the private placement, we paid commissions of $340,000 and issued warrants to purchase 148,500 shares of our common stock to placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require settlement in our common stock. There is no provision for cash settlement, except in lieu of fractional shares. We received net proceeds of approximately $5.1 million.

On September 22, 2009, we closed a public offering of 8,333,000 shares of our common stock at $9.00 per share, which includes 1,086,913 shares sold as a result of the underwriters exercising their over-allotment option. We received $74,997,000 from this offering. After underwriting discounts and commissions and offering expenses, we received net proceeds of $65,007,390. We paid $5,249,790 to the underwriters as commission for this public offering and paid an additional $4,499,820 advisory fee in connection with this public offering.

On November 23, 2010, we closed a public offering of 5,740,814 shares of our common stock at $5.00 per share, which includes 740,814 shares sold as a result of the underwriters exercising their over-allotment option. After underwriting discounts and commissions and related expenses, we received net proceeds of $27,040,741.

Year Ended December 31, 2010, Compared to the Year Ended December 31, 2009

As of December 31, 2010, we had cash and equivalents of $56.81 million. Working capital was $129.67 million at December 31, 2010. The ratio of current assets to current liabilities was 6.91:1 at December 31, 2010.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2010 and 2009:

	2010	2009
Cash provided by (used in):
Operating activities	$(9,633,834)	$(20,160,557)
Investing activities	(12,845,805)	(1,609,944)
Financing activities	29,440,883	69,352,128

Net cash flow used in operating activities was $9.63 million in 2010 compared to net cash flow used in operating activities of $20.16 million in 2009. The decrease in net cash flow used in operating activities was due mainly to increased net income, despite an increase of inventory. The amount paid for inventory was due to the increase in our sales and production.

Net cash flow used in investing activities was $12.85 million in 2010 compared to net cash used in investing activities of $1.61 million in 2009. The increase of net cash flow used in investing activities was due mainly to the acquisition of the land use right of $10.12 million, purchase of property and equipment of $1.11 million and $1.04 million deposited into the bank as restricted cash.

Net cash flow provided in financing activities was $29.44 million in 2010 compared to net cash provided by investing activities of $69.35 million in 2009. The cash inflow was mainly from the issuance of common stock of $27.04 million and proceeds from short-term loans of $4.43 million despite payments on notes payable of $2.12 million, while in 2009, we had $65 million from issuance of common stock and proceeds from short-term loans of $4.55 million despite payments on notes payable of $1.87 million.

Year Ended December 31, 2009, Compared to the Year Ended December 31, 2008

As of December 31, 2009, we had cash and equivalents of $48.97 million. Working capital was $88.28 million at December 31, 2009. The ratio of current assets to current liabilities was 6.00:1 at December 31, 2009.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2009 and 2008:

	2009	2008
Cash provided by (used in):
Operating activities	$(20,160,557)	$(761,002)
Investing activities	(1,609,944)	(507,110)
Financing activities	69,352,128	2,307,620

Net cash flow used in operating activities was $20.16 million in 2009 compared to net cash flow used in operating activities of $0.76 in 2008. The increase in net cash flow used in operating activities during 2009 was due mainly to increases in accounts receivable, other receivables and retentions receivable despite an increase of net income. The increase in accounts receivable was due to the increase in our sales with most of our accounts receivables due within one year from the sales recognition date. We also increased payment for advance to suppliers and inventory in order to be prepared for the increased demand of our products.

Net cash flow used in investing activities was $1.61 million in 2009 compared to net cash used in investing activities of $0.51 million in 2008. The increase of net cash flow used in investing activities in the 2009 was due mainly to purchase of property and equipment for SmartHeat Siping and increase in restricted cash was mainly deposits from customers for securing payment from customers and deposits we paid to a commercial bank for the bank issuing the bank acceptance to its vendors.

Net cash flow provided by financing activities was $69.35 million in 2009 compared to net cash provided by financing activities of $2.31 million in 2008. The increase of cash inflow was due mainly to net proceeds of $65 million from issuing new common stock through a public offering in September 2009, proceeds from bank loans of $4.55 million, repayment to bank loans of $1.87 million and cash contribution from noncontrolling interest of $0.71 million.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date. Our receipts for payment on our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation and testing times and warranty periods. For example, PHEs are less complex than PHE Units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We may experience payment delays from time to time with a range from 1 to 3 months from the due date. However, we do not believe the delays have a significant negative impact on our liquidity as the payment delays are very common in the heating manufacturing industry in China and the collection of payment can be reasonably assured based on our historical collection experience. Our accounts receivable and inventory turnover are relatively low and days sales outstanding ratio relatively high. Consequently, collection on our sales is slow and capital is tied up in inventories, which may result in pressure on cash flows. For 2010, we had accounts receivable turnover of 2.98 on an annualized basis, with days sales outstanding of 123 and inventory turnover of 4.26 on an annualized basis. For 2009, we had accounts receivable turnover of 3.63 on an annualized basis, with days sales outstanding of 146 and inventory turnover of 6.16 on an annualized basis. For 2008, we had accounts receivable turnover of 3.58 on an annualized basis, with days sales outstanding of 134 and inventory turnover of 3.09 on annualized basis. The low accounts receivable turnover and high days outstanding is due to the seasonality our sales and postponement of payments from certain customers. The low inventory turnover for 2010 compared to 2009 was due to increased inventory on hand for the readiness of the high production season with an increased number of large orders in 2010. Approximately 74% of our revenue is generated in the third and fourth quarters.

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

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations

We were obligated for the following short-term loans as of December 31, 2010 and 2009:

	2010	2009
From a commercial bank in the PRC for RMB 30,000,000, of which: RMB 17,000,000 was entered into on April 22, 2009, and was due on April 22, 2010; and RMB 13,000,000 was entered into on June 12, 2009, and was due on June 12, 2010. These loans had an interest rate of 5.576%. We pledged our building in the value of RMB 12,430,950 or $1,818,000 for these loans. We paid the loans in full when they matured.	$-	$4,393,544
From a commercial bank in the PRC for RMB 17,000,000 entered into on June 1, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. The loan was guaranteed by third party.	2,566,929	-
From a commercial bank in the PRC for RMB 25,000,000 entered into on October 18, 2010. The loan currently bears interest at 5.84% with maturity on October 17, 2011.	3,774,895	-
From a commercial bank in the PRC for RMB 5,000,000 entered into on October 19, 2010. The loan currently bears interest at 5.84% with maturity on October 17, 2011.	754,979	-
From a commercial bank in the PRC for RMB 13,000,000 entered into on August 9, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. We pledged our building and land use rights for this loan.	1,962,946	-
	$9,059,749	$4,393,544

The short-term borrowings outstanding at December 31, 2010, were $9,059,749 and the weighted average interest rate was 6.61%. The maximum short-term borrowings outstanding during 2010 were $13,740,619.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our principal operations are in China and substantially all of our revenues and expenses are denominated in Renminbi, the functional currency of our subsidiaries in China. Fluctuations in the exchange rate between the Renminbi and the U.S. dollar will affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business, financial condition or results of operations. We currently do not engage in forward foreign exchange agreements or other hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. Hedging transactions that we may enter into in the future may have limited effectiveness, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by Chinese exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

We are exposed to the price risk that the rising cost of commodities has on certain of our raw materials, including stainless steel used to produce plates for our PHEs and PHE Units. We monitor the commodities markets for pricing trends and changes, but we do not engage in hedging transactions to protect against raw material fluctuations. Instead, we attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance based on production needs and projected sales.

Our exposure to market risk for changes in interest rates relates to our cash investments. A significant amount of our cash and cash equivalents, included restricted cash, is held in commercial bank accounts in the PRC. Our cash investments policy emphasizes the preservation of principal over other portfolio considerations.

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report thereon, appear in a separate section of this Annual Report beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We also accumulate and communicate this information to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was conducted under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), our principal executive officer, and Chief Financial Officer (“CFO”), our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of December 31, 2010. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We carried out an evaluation of the effectiveness as of December 31, 2010, of the design and operation of our internal control over financial reporting pursuant to Rule 13a-15 of the Exchange Act, which was conducted under the supervision and with the participation of our CEO and CFO. This evaluation was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled “Internal Control – Integrated Framework.” Based upon this evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our independent registered public accounting firm, Goldman Kurland & Mohidin, LLP (“GKM”), who also audited our consolidated financial statements, independently audited our internal control over financial reporting as of December 31, 2010, as stated in their report, which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current executive officers and directors, and their ages, positions and biographical information, are as follows:

Name	Age	Position
Jun Wang	43	Chairman of the Board of Directors, President and Chief Executive Officer
Zhijuan Guo	46	Chief Financial Officer and Treasurer
Huajun Ai	40	Corporate Secretary
Xudong Wang	36	Vice President of Strategy and Development
Arnold Staloff	66	Director
Weiguo Wang	46	Director
Wenbin Lin	66	Director
Xin Li	38	Director

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Each executive officer is a full time employee. Our directors hold office for one-year terms or until their successors have been elected and qualified. There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel. There are no arrangements or understandings between any of our directors or executive officers and any other persons pursuant to which such director or executive officer was selected in that capacity.

Jun Wang, Chairman of the Board of Directors, President and Chief Executive Officer

Mr. Wang was appointed as our Chairman of the Board of Directors, President and Chief Executive Officer on April 14, 2008. Mr. Wang founded Taiyu and was appointed Director, Chief Executive Officer and Chairman of Taiyu in 2002. Prior to that, Mr. Wang was the Assistant General Manager of Beijing HotNet Company, a large PHE components supplier in China. Mr. Wang gained substantial industry experience during his tenure as the sales manager at Honeywell China between 1996 and 1999. He started his professional career in 1994 as a Regional Sales Director at ALFA LAVAL, a global leader in the PHE industry. Mr. Wang earned a master’s degree in Engineering from China’s “MIT” – the renowned Tsinghua University. Mr. Wang is fluent in English. Mr. Wang was one of our original founders and has been a director and executive officer of the company for over eight years. As a result, he brings extensive knowledge of our operations and long-term strategy to the Board of Directors. The Board of Directors believes that Mr. Wang’s vision, leadership and extensive knowledge about us and our industry is essential to our future growth. His skills include operations, marketing, business strategy and product development, risk assessment and stockholder relations.

Zhijuan Guo, Chief Financial Officer and Treasurer

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

Xudong Wang, Vice President of Strategy and Development

Mr. Wang joined SmartHeat on February 1, 2010, as our Vice President of Strategy and Development. Prior to that time, Mr. Wang served as Vice President (Greater China) for China US Bridge Capital Limited, an international financial firm. From June 2007 to April 2009, Mr. Wang served as the Chief Financial Officer of QKL Stores, Inc., a NASDAQ-listed supermarket and department store chain in Northeast China. From April 2006 to May 2007, Mr. Wang served as Chief Financial Officer of ThyssenKrupp Presta Fawer Ltd., a Chinese subsidiary of a leading German manufacturing group. From April 2005 to April 2006, Mr. Wang served as the Financial Controller for Electronics, GmbH in Frankfurt, Germany. Mr. Wang earned his Master of International Business Administration from the University of Hamburg and his Bachelor of Accounting & Finance from the Shandong University of Finance.

Huajun Ai, Corporate Secretary

Ms. Ai was appointed as our Corporate Secretary on April 14, 2008. Ms. Ai joined Taiyu in 2002 as Corporate Secretary. From December 2000 to October 2002, she served as an accountant at Shenyang Dongyu International Trade Co., Ltd. From July 1994 to November 2000, Ms. Ai served as an accountant at Northeast Jin Cheng Industrial Corp. Ms. Ai obtained her bachelor’s degree in Foreign Trade Accounting from Shenyang North Eastern University in 1994.

Arnold Staloff, Director

Mr. Staloff was appointed to our Board of Directors on June 19, 2008, and serves currently as the Chairman of our Audit Committee and member of our Compensation Committee and Nominating and Corporate Governance Committee. Mr. Staloff brings to the Board of Directors a long and successful business career, with extensive experience at both the management and board levels. Mr. Staloff has served as a director and the Chairman of the Audit Committee at NASDAQ-listed Deer Consumer Products, Inc., a small home and kitchen electronic products manufacturer, since 2009, and CleanTech Innovations, Inc., a manufacturer of structural towers for megawatt-class wind turbines, since 2010. From 2007 until his resignations in July 2010, Mr. Staloff served as a director and the Chairman of the Audit Committee at NASDAQ-listed Shiner International, Inc., a packaging and anti-counterfeit plastic film company, and NASDAQ-listed AgFeed Industries, Inc., a feed and commercial hog producer. Mr. Staloff served as a director for Lehman Brothers Derivative Products Inc. from 1994 until October 2008. From December 2005 to May 2007, Mr. Staloff served as Chairman of the Board of SFB Market Systems, Inc., a New Jersey-based company that provided technology solutions for the management and generation of options series data. From June 1990 to March 2003, Mr. Staloff served as President and Chief Executive Officer of Bloom Staloff Corporation, an equity and options market-making firm and foreign currency options floor broker. During 1989 and 1990, Mr. Staloff served as President and Chief Executive Officer of Commodity Exchange, Inc., or COMEX. Mr. Staloff started his professional career in 1968 at the U.S. Securities and Exchange Commission. Mr. Staloff has been credited with the introduction of Options on Foreign Currencies and the precursor to Spydrs. His skills include financial analysis and accounting expertise.

Weiguo Wang, Director

Mr. Wang was appointed to our Board of Directors on June 19, 2008, and serves currently as the Chairman of our Compensation Committee and member of our Audit Committee and Nominating and Corporate Governance Committee. Mr. Wang brings over six years of relevant industry oversight and extensive engineering experience to the Board. Mr. Wang serves as Assistant Secretary General of the China Standardization Committee on Boilers and Pressure Vessels, a position he has held since March 2005. Additionally, Mr. Wang has served as a Director of the China Special Equipment Inspection and Research Agency since January 2007 and Deputy General Manager of Boilers Standard (Beijing) Technology Services Center Co., Ltd. since March 2004. From July 2001 to December 2003, Mr. Wang was a teacher at Tianjin University, China. Mr. Wang holds a bachelor’s degree in Mechanics, a master’s degree in Fluid Mechanics and a PhD in Fluid Mechanics, all from Beijing University. His skills include business analysis, industry analysis, and long-range planning, especially as applied to manufacturing and standards implementation.

Wenbin Lin, Director

Mr. Lin was appointed to our Board of Directors on June 19, 2008. Until June 19, 2010, Mr. Lin also served as a member of the Compensation and Nominating and Corporate Governance Committees. As one of the original founders of Taiyu in 2002, Mr. Lin has considerable personal knowledge about us with respect to our operations and brings to the Board extensive operational and financial experience through his over 11 years of executive management service in our industry. From December 2003 to October 2004, Mr. Lin served as Deputy Chairman and General Manager of Shenyang Huanggu Thermoelectricity Heating Inc. From November 2002 to December 2003, Mr. Lin served as Chairman and General Manager of Shenyang Heat Power Co. Ltd. From September 1999 to May 2002, Mr. Lin served as Chairman of Shenyang Thermoelectric Corp. From January 1991 to August 1999, Mr. Lin held a variety of positions within the government of Shenyang City in the PRC, including Director of the Economic Development & Reform Commission from February 1998 to August 1999, Director of Shenyang City’s Economics & Trade Commission from May 1995 to January 1998 and Deputy Director for the Economic Planning Commission from January 1991 to April 1995. Mr. Lin holds a bachelor’s degree in Press Machinery from China’s Anshan Steel Technical College. His skills include operations, business and product development, industry analysis and risk assessment.

Xin Li, Director

Mr. Li was appointed to our Board of Directors on July 29, 2009, and serves as the Chairman of our Nominating and Corporate Governance Committee and member of our Audit Committee and Compensation Committee. Mr. Li brings more than a decade of corporate governance and industrial operations management experience to the Board. He is a renowned management consultant in China and currently serves as the general manager of Beijing ShengGao Consulting Co., Ltd., a strategic advisory firm founded by him more than 10 years ago that focuses on providing strategic guidance and management training to global companies. He also serves as an independent director and chairs the audit and various governance committees at several large Chinese domestic companies not listed in the United States. Mr. Li is a prolific writer in strategies and management issues. He has authored several books in the areas of management science and strategic planning. Mr. Li is proficient in Mandarin Chinese and English. He has an MBA and is a Research Fellow at the Management Science Center of Beijing University.

Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

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

None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

Audit Committee and Audit Committee Financial Expert

We have established a separately-designated standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Messrs. Staloff, Wang and Li, each of whom is an independent director. Mr. Staloff, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our Board of Directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. As more fully described in its charter, a copy of which is available on our website at www.smartheatinc.com, the functions of the Audit Committee include the following:

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

Procedures for Shareholder Recommendations of Nominees to the Board of Directors

During 2010, there were no material changes to the procedures described in our Proxy Statement relating to the 2010 Annual Meeting of Shareholders by which shareholders may recommend nominees to our Board of Directors.

Code of Ethics

Our Board of Directors has adopted a Code of Conduct, which applies to all directors, officers and employees, that constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and our “code of conduct” within the meaning of the listing standards of NASDAQ. The purpose of the Code of Conduct is to promote honest and ethical conduct. The Code of Conduct is posted on our website located at www.smartheatinc.com and is available in print, without charge, upon written request to SmartHeat Inc. at A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110141, Attn: Corporate Secretary. We intend to disclose any future amendments to our Code of Conduct, and any waivers of provisions of the Code of Conduct required to be disclosed under the rules of the SEC or listing standards of NASDAQ, on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that the following reporting person failed to file such reports on a timely basis during 2010:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Xudong Wang, Vice President of Strategy and Development	1	-	-

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the material elements of compensation paid to our named executive officers in 2010 as well as the objectives and material factors underlying our compensation policies and decisions for these executive officers.

The Compensation Committee, which we refer to in this discussion as the Committee, of our Board of Directors has responsibility for establishing, implementing and monitoring adherence with our compensation philosophy. The Committee ensures that the total compensation paid to our “named executive officers” is fair, reasonable and competitive. Our Chairman, President and Chief Executive Officer reviews and revises individual compensation, assists the Committee with its understanding of the employment market in the regions of the PRC in which we conduct operations and presents his recommendations to the Committee for its ultimate review and approval. Our Chairman, President and Chief Executive Officer is not involved in decisions relating to his own compensation.

The information in this discussion explains how the Committee made its compensation decisions for our named executive officers in 2010. For 2010, our named executive officers were: Jun Wang, Chairman, President and Chief Executive Officer; Zhijuan Guo, Chief Financial Officer; Xudong Wang, Vice President of Strategy and Development; and Huajun Ai, Corporate Secretary.

Oversight of Our Executive Compensation Program

The Committee oversees the compensation of our named executive officers and is composed of Messrs. Weiguo Wang, Arnold Staloff and Xin Li, each an independent director as defined under the listing standards of NASDAQ. The Committee has adopted a charter, a copy of which is posted on our website at www.smartheatinc.com, which sets forth the responsibilities and powers of the Committee. The Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our named executive officers and for the administration of our equity incentive plans, including the approval of grants under such plans to our named executive officers. The Committee also reviews the performance of our Chairman, President and Chief Executive Officer in light of our business goals and objectives and recommends the compensation of our Chairman, President and Chief Executive Officer for approval by all independent directors serving on the Board of Directors.

Objectives and Philosophy of Our Compensation Program

Our compensation program is designed to attract, motivate and retain key employees and to align the long-term interests of the named executive officers with those of our shareholders. The philosophy that the Committee uses to set executive compensation levels and structures is based on the following principles:

•
Retain and attract qualified executives – The compensation of our executives must be competitive with the organizations with which we compete for talent so that we may attract and retain talented and experienced executives.

•
Reward outstanding performance – A significant portion of our executives’ compensation should be subject to corporate performance measures and therefore be “at risk.” Performance-based compensation can vary widely from year to year depending on an executive’s performance and the economic tensions relating to our business.

•
Align compensation with our strategic business objectives – We believe that a component of our executives’ compensation should be related to the degree to which we meet or exceed both our short and long-term strategic business objectives.

•
Align the interests of our executives with those of our stockholders – Equity-based awards can be an effective means of aligning an executive’s financial interests with those of our stockholders by providing value to the executive only if the market price of our stock increases.

In addition, we believe that compensation programs for our named executive officers should be tailored appropriately to encourage employees to grow our business, but not encourage them to do so in a way that poses unnecessary or excessive material risk to us.

The Role of Our Chairman, President and Chief Executive Officer in Determining Executive Compensation

The Committee, working with our Chairman, President and Chief Executive Officer, evaluates and approves all compensation regarding our named executive officers. Our other named executive officers report directly to our Chairman, President and Chief Executive Officer, who supervises their day-to-day performance. Accordingly, our Chairman, President and Chief Executive Officer establishes the criteria and any targets used to determine bonuses, including each other named executive officer’s individual performance and company-based performance factors, and makes recommendations to the Committee regarding salaries, bonuses and equity awards for the other named executive officers. Our Chairman, President and Chief Executive Officer is not involved in decisions relating to his own compensation.

Compensation Consultant

The Committee has the exclusive authority to hire compensation, accounting, legal or other advisors. In connection with any such hiring, the Committee can determine the scope of the consultant’s assignments and their fees. The scope of a consultant’s services may include providing the Committee with data regarding compensation trends, assisting the Committee in the preparation of market surveys or tally sheets or otherwise helping it evaluate compensation decisions. The Committee did not retain an outside compensation consultant in 2010.

Components of Compensation

The principal components of compensation and employment arrangements during 2010 included:
•	Base salary;
•	Long-term equity awards; and
•	Other personal benefits.

These components were selected because the Committee believes that a combination of salary, incentive pay and benefits is necessary to help us attract and retain the executive talent upon which our success depends. We have no pre-established policy or target for the allocation between either cash and non-cash or short and long-term incentive compensation. Rather, the Committee reviews our performance and that of each executive and determines the appropriate level and mix of compensation elements.

Base Salary

We use base salary to compensate our named executive officers fairly and competitively based upon the particular executive’s experience and historical performance and on a number of other factors, including: informal data regarding salaries for comparable positions at other companies; geographic location and cost of living; the scope of the executive’s responsibilities and the size and importance of the executive’s business unit; and considerations of internal pay parity. This is the most stable component of our compensation program, as this amount is not at risk. The salaries of our named executive officers were originally determined in the course of negotiations over their labor contracts and based, in part, on their beneficial ownership of our common stock. Because the base salary compensation of our named executive officers are governed by labor contracts, the Committee’s decisions regarding the compensation of our named executive officers, other than any discretionary compensation and equity awards, are limited by the terms of such labor contracts. In 2010, we did not award any cash bonuses to our named executive officers.

Long-term Equity Awards

We believe that equity awards provide a strong alignment between the interests of our named executive officers and our shareholders. The equity compensation component allows the Committee to promote the retention of our named executive officers and provide an incentive for our named executive officers to balance their focus on short and long-term strategic goals appropriately. Our long-term equity awards consist principally of grants of options to purchase our common stock made pursuant to our 2010 Equity Incentive Plan as approved by our shareholders. Typically, an executive will be granted options upon beginning employment and remain eligible for periodic grants thereafter. When making its equity award decisions, the Committee determines the size of each grant after receiving advice from our Chairman, President and Chief Executive Officer and after taking into account a number of factors, including the grantee’s current beneficial ownership of our common stock. To ensure that any grants made provide for retention and both short and long-term incentives, a typical grant vests over a period of at least two years in equal annual increments, subject to the continued employment of the executive. Stock options are granted with an exercise price equal to the fair market value of shares of our common stock on the grant date. The exercise price is based on the closing price per share of our common stock as reported on the NASDAQ on the grant date. For holders of greater than 10% of our common stock outstanding, the exercise price for any stock option grant will be 110% of the closing price of our common stock on the grant date. We do not intend to grant options while in possession of material non-public information, except on the date of hire to newly hired executive officers.

On February 1, 2010, the Committee granted options to purchase an aggregate of 50,000 shares of our common stock to Xudong Wang at the then current market price of $11.85 per share. One half of Mr. Wang’s options vest on June 30, 2011, with the balance vesting on June 29, 2012. The options expire five years from the date of vesting, except if terminated earlier for cause. The Committee made no other grants of equity awards in 2010.

The Committee believes that Jun Wang currently own or holds a sufficient amount of our common stock to provide appropriate long-term incentives. As of December 31, 2010, Mr. Wang beneficially owned approximately 8.83% of our common stock outstanding. The Committee believes that the significant beneficial ownership of Mr. Wang encourages a long-term focus on our sustainable performance and aligns his interests with those of our shareholders.

Other Personal Benefits

The labor contracts entered into by each of our named executive officers provide for social insurance as required by state and provincial regulations, including pension, unemployment, basic medical and workplace injury insurance. We do not maintain health and welfare plans for our named executive officers other than those generally available to all of our salaried employees pursuant to their labor contracts. Certain executives, including our named executive officers, receive additional benefits, including reimbursement of business-related expenses.

The labor contracts entered into by each of our named executive officers specify the conditions under which the contracts may be terminated and set forth minimum severance payments pursuant to the relevant PRC employment contract laws, which generally equal one month’s salary for each year of employment in cases where termination is initiated other than for “cause.” We do not have any other existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Tax and Accounting Considerations

We account for stock-based compensation in accordance with the requirements of ASC 718. We also take into consideration ASC 718 and other generally accepted accounting principles in determining changes to policies and practices for our stock-based compensation.

Internal Revenue Code Section 162(m) generally disallows a tax deduction to reporting companies for compensation over $1,000,000 paid to each of the company’s chief executive officer and the four other most highly compensated officers, except for compensation that is “performance-based.” Non-performance-based compensation paid to our named executive officers during 2010 did not exceed the $1.0 million limit per officer, and we do not expect the non-performance-based compensation to be paid to our named executive officers during 2011 to exceed that limit. Because it is unlikely that the cash compensation payable to any of our named executive officers in the foreseeable future will approach the $1.0 million limit, we do not expect to take any action to limit or restructure the elements of cash compensation payable to our named executive officers so as to qualify that compensation as performance-based compensation under Section 162(m). We will reconsider this decision should the individual cash compensation of any named executive officer ever approach the $1.0 million level.

Risks Associated with Our Compensation Policies and Practices

We believe that our compensation policies and practices for all employees, including our named executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2010, Messrs. Wang, Staloff, Li and Lin served as members of our Compensation Committee. None of Messrs. Wang, Staloff or Lin has ever served as an officer or employee of the company or any of its subsidiaries. Mr. Lin, who resigned from the Compensation Committee effective as of June 29, 2010, was an employee of the company throughout the year ended December 31, 2010. None of our executive officers has served as a director or member of the compensation committee of another entity at which an executive officer of such entity is also a director of our company.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed with management the foregoing Compensation Discussion and Analysis and, based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

Respectfully submitted,
THE COMPENSATION COMMITTEE

Weiguo Wang, Chair
Arnold Staloff
Xin Li

Executive Compensation

The following table sets forth information concerning the compensation for the years ended December 31, 2010, 2009 and 2008, of each of our named executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)(1)	($)	($)	($)	($)
Jun Wang	2010	150,000	0	0	0	0	0	0	150,000
Chairman, President and	2009	18,000	0	0	0	0	0	0	18,000
Chief Executive Officer	2008	18,000	0	0	0	0	0	0	18,000
Zhijuan Guo	2010	22,000	0	0	0	0	0	0	22,000
Chief Financial Officer	2009	18,000	0	0	0	0	0	0	18,000
	2008	10,684	0	0	0	0	0	0	10,684
Xudong Wang(2)	2010	120,000	0	0	367,107	0	0	0	487,107
Vice President of
Strategy and Development

(1)
Amount shown reflects aggregate grant date fair value of options and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by exercising the options. A discussion of the assumptions used in calculating the award values may be found in Note 15 to our consolidated financial statements contained herein.

(2)	Xudong Wang joined the company and was appointed Vice President of Strategy and Development on February 1, 2010.

The following table sets forth information concerning the grants of awards to each of our named executive officers for the year ended December 31, 2010.

Grants of Plan-Based Awards for 2010
Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		(#)	(#)	($/Sh)	($)
Jun Wang	-	-	-	-	-
Zhijuan Guo	-	-	-	-	-
Xudong Wang	02/01/2010	-	50,000	11.85	367,107

The following table sets forth information concerning the outstanding equity awards held by each of our named executive officers at December 31, 2010.

Outstanding Equity Awards at Fiscal Year-End for 2010
	Option Awards
	Number of Securities Underlying Unexercised Options			Option Exercise Price	Option Expiration
Name	(#) Exercisable	(#) Unexercisable		($)	Date
Jun Wang	-	-		-	-
Zhijuan Guo	-	-		-	-
Xudong Wang	-	25,000	(1)	11.85	06/30/2016
	-	25,000	(2)	11.85	06/29/2017

(1)	Options with life of 5 years vesting on June 30, 2011.
(2)	Options with life of 5 years vesting on June 29, 2012.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

On January 1, 2008, Taiyu entered into a 3-year employment agreement with Jun Wang, which agreement was renewed on the same terms through December 31, 2013, upon mutual agreement between Mr. Wang and Taiyu. Pursuant to the terms of his employment agreement, Mr. Wang shall receive a salary in an amount that is not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang. Effective on February 1, 2010, the Compensation Committee approved an increase in the annual compensation of Mr. Wang to a base salary of $150,000 per year.

On January 1, 2008, Taiyu entered into a 3-year employment agreement with Zhijuan Guo, which agreement was renewed on the same terms through December 31, 2013, upon mutual agreement between Ms. Guo and Taiyu. Pursuant to the terms of her employment agreement, Ms. Guo shall receive a salary in an amount that is not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang. In addition, Ms. Guo shall be entitled to overtime pay in accordance with the applicable law.

On February 1, 2010, SmartHeat entered into an employment agreement with Xudong Wang for a term ending on June 30, 2013. Mr. Wang is compensated at RMB70,000 (US$10,648) per month and eligible for annual cash bonuses at the sole discretion of the Board of Directors.

Each of the above employment agreements contains provisions prohibiting competition by such officers following their employment with us.

Change-In-Control and Separation Agreements

Our employment agreements with Jun Wang and Zhijuan Guo specify the conditions under which the agreements may be terminated and set forth minimum severance payments according to the relevant laws and regulations of local governmental authorities and the PRC.

Our employment agreement with Xudong Wang specifies the conditions under which the agreement may be terminated and stipulates that Mr. Wang shall not be entitled to severance payments upon termination.

We do not have any other existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Grants of Plan-Based Awards

Pursuant to his employment agreement, we granted Xudong Wang options on February 1, 2010, to purchase 50,000 shares of our common stock at an exercise price per share of $11.85. The options have a life of 5 years, with options to purchase 25,000 shares of our common stock vesting on June 30, 2011, and the remaining options to purchase 25,000 shares of our common stock vesting on June 29, 2012.

Equity Incentive Plans

On May 25, 2010, our shareholders approved the 2010 Equity Incentive Plan authorizing the issuance of up to 1,000,000 shares of our common stock. We can grant awards under the Plan to our officers, directors and employees pursuant to the guidelines set forth in the Plan. We made no grants of options to our named executive officers under the Plan during 2010.

Option Exercises and Stock Vested

There were no options exercised by or stock awards vesting to any of our named executive officers during 2010.

Pension Benefits

We currently do not have any defined pension plan for our named executive officers. Pursuant to their employment agreements, we shall provide to such officers all the necessary insurances and social welfares, including but not limited to medical, work injury, maternity, retirement and unemployment insurance and housing fund, according to our policies and the relevant laws and regulations of local governmental authorities and the PRC.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

We currently do not have nonqualified defined contribution or other plans that provides for the deferral of compensation for our named executive officers nor do we currently intend to establish any such plan.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2010.

Director Compensation Table for 2010
	Fees Earned or Paid in Cash	Option Awards		All Other Compensation		Total
Name and principal position	($)	($)		($)		($)
Jun Wang, Chairman	-	-		-		-
Arnold Staloff	50,000	1,839	(1)	15,000	(2)	66,839
Weiguo Wang	12,000	-		-		12,000
Wenbin Lin	-	-		-		-
Xin Li	17,910	-		-		17,910

(1)
On July 17, 2008, Mr. Staloff was awarded options to purchase 10,000 shares of our common stock at an exercise price of $4.60 per share, with a life of 5 years and vesting over 3 years. As of December 31, 2010, Mr. Staloff holds vested options to purchase 6,666 shares of our common stock. The remaining 3,334 options will vest on July 17, 2011. The options were valued using a volatility of 15%, risk free interest rate of 2.76%, and dividend yield of 0%.

(2)	On February 1, 2010, the Board of Directors awarded Mr. Staloff a bonus of $15,000.

Narrative Disclosure to Director Compensation Table

Mr. Staloff receives compensation of $50,000 per annum, paid in equal quarterly installments. This fee includes $10,000 for serving as Chair of the Audit Committee. Messrs. Weiguo Wang and Xin Li are each entitled to receive base fees of $12,000 per year, paid in equal quarterly installments. Messrs. Staloff, Wang and Li are eligible to receive grants of options to purchase our common stock under the 2010 Equity Incentive Plan.

We do not compensate our non-independent directors, such as Messrs. Jun Wang and Wenbin Lin, for serving as our directors, although they are entitled to reimbursements for reasonable expenses incurred in connection with attending our board meetings.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of March 9, 2011, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group. The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. As of March 9, 2011, there were 38,551,939 shares of our common stock issued and outstanding.

Except as otherwise indicated, the address of each of the shareholders listed below is: c/o SmartHeat Inc., A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110141.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Beijing YSKN Machinery & Electronic Equipment Co., Ltd Rm 1106, Huapu International Plaza No.19, Chaowai Street, Chaoyang District Beijing, China	6,808,000	(1)	17.66%
Yang In Cheol #630-5, Namchon-Dong Namdong-Yu Incheon, South Korea 302-405	3,848,000	(2)	9.98%
ShenYang ZhiCe Investment Co., Ltd No. 1 Yuebin Street Shenhe District Shenyang, China 110027	2,960,000	(3)	7.68%
FMR LLC 82 Devonshire Street Boston, MA 02109	4,818,858	(4)	12.50%

Directors and Named Executive Officers
Jun Wang, Chairman and Chief Executive Officer	3,404,000	(1)	8.83%
Arnold Staloff, Director	18,366	(5)	* %
Wenbin Lin, Director	473,600	(6)	1.23%
All Directors and Named Executive Officers as a Group (7 Persons)	3,895,966		10.10%

(1)
Disclosed on Amendment No. 1 to the Schedule 13D for Beijing YSKN Machinery & Electronic Equipment Co., Ltd (“Beijing YSKN”) filed on June 30, 2008, for beneficial ownership as of May 7, 2008. Beijing YSKN has sole power to vote and dispose of the shares owned by it. Jun Wang and Fang Li each hold 50% of the equitable and legal rights, title and interests in and to the share capital of Beijing YSKN and, as a result of such ownership, each of Messrs. Wang and Li has the shared power to vote and dispose of the shares held by Beijing YSKN.

(2)	Disclosed on the Schedule 13G for Yang In Cheol filed on April 25, 2008, for beneficial ownership as of April 14, 2008.
(3)
Disclosed on the Schedule 13G for ShenYang ZhiCe Investment Co., Ltd (“ShenYang ZhiCe”) filed on April 25, 2008, for beneficial ownership as of April 14, 2008. ShenYang ZhiCe has sole power to vote and dispose of the shares owned by it. ShenYang ZhiCe is owned by Mses. Huiqin Wang and Dongmei Li and Mr. Zhaohui Lin, with each sharing power to vote and dispose of the shares held by ShenYang ZhiCe. Ms. Li and Mr. Lin are adult children of Wenbin Lin, a director of SmartHeat. Neither Wenbin Lin nor SmartHeat have any interest in, or other relationship with, ShenYang ZhiCe.

(4)
Disclosed on Amendment No. 2 to the Schedule 13G for FMR LLC filed on February 14, 2011, for beneficial ownership as of December 31, 2010. FMR LLC, an investment advisor, has sole power to dispose or to direct the disposition of these shares.

(5)
Consists of options to purchase 6,666 shares of our common stock and warrants to purchase 1,500 shares of our common stock that are exercisable within 60 days of March 9, 2011, and 100 shares owned by Mr. Staloff’s spouse.

(6)	Consists of 473,600 shares beneficially owned by Mr. Lin’s spouse through her ownership of 16% equity interest in ShenYang ZhiCe. Mr. Lin disclaims beneficial ownership of these shares.

* Represents less than 1% of shares outstanding.

We are not aware of any arrangements that could result in a change in control of the company.

The disclosure of securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K is set forth in Item 5 herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

There were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during 2010, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

We have adopted a policy in connection with related party transactions involving our company. The policy requires the approval by our Audit Committee for any transaction, arrangement or relationship in which (i) the aggregate amount involved will or may be expected to reach $50,000 in any calendar year, (ii) we are a participant and (iii) any related person has or will have an interest. Related persons include our executive officers, directors, greater than 5% stockholders or immediate family members of any of the foregoing. Pursuant to the policy, the Audit Committee, among other factors, is required to take into account whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. In addition, the Chairman of the Audit Committee has the authority to approve or ratify any interested transaction with a related person in which the aggregate amount involved is expected to be less than $25,000.

Director Independence

Subject to certain exceptions, under the listing standards of NASDAQ, a listed company’s board of directors must consist of a majority of independent directors. Currently, our Board of Directors has determined that each of Arnold Staloff, Weiguo Wang and Xin Li is an independent director as defined by the listing standards of NASDAQ currently in effect and all applicable rules and regulations of the SEC. We have established the following standing committees of the Board of Directors: Audit, Compensation and Nominating and Corporate Governance. All members of the Audit, Compensation and Nominating and Corporate Governance Committees satisfy the independence standards applicable to members of each such committee. The Board of Directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions between us and the directors, if any. The Board of Directors considered relationships and transactions between each director, or any member of his or her immediate family, and our company, our subsidiaries and our affiliates. The purpose of the Board of Director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under NASDAQ rules. Wenbin Lin, who served as a member of the Compensation and Nominating and Corporate Governance Committees until his resignation from such committees effective as of June 19, 2010, was not deemed an independent director within the meaning of applicable NASDAQ and SEC rules; however, the Board of Directors had determined that, in light of our relative newness as a public company and the unique circumstances relating to our operations in China, it was advisable and in our best interests and those of our shareholders that Mr. Lin serve on such committees.

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected GKM as the independent registered certified public accounting firm to audit the books and accounts of our company and our subsidiaries for the fiscal year ending December 31, 2010. GKM has served as our independent accountant since April 14, 2008. The following table presents the aggregate fees billed for professional services rendered by GKM for the years ended December 31, 2010 and 2009.

	2010	2009
Audit fees	$217,500	$145,000
Audit-related fees	28,625	0
Tax fees	0	0
All other fees	0	0

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax fees” are fees billed by the independent accountant for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

Audit Committee’s Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent accountants. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent accountants. Under this policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent accountant is required to provide detailed back-up documentation at the time of approval. The Audit Committee may delegate pre-approval authority to one or more of its members. Such a member must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of or are included in this Annual Report:
1.	Financial statements listed in the Index to Financial Statements, filed as part of this Annual Report beginning on page F-1; and
2.	Exhibits listed in the Exhibit Index filed as part of this Annual Report.

SMARTHEAT INC.

Consolidated Financial Statements
Years Ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
SmartHeat, Inc

We have audited the accompanying consolidated balance sheets of SmartHeat Inc. and Subsidiaries (the “Company” or “SmartHeat”) as of December 31, 2010 and 2009, and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2010, 2009 and 2008. Our audits of the basic consolidated financial statements included the financial statement schedules listed in Notes 18 and 20 to the financial statements. We have also audited SmartHeat Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SmartHeat Inc.’s management is responsible for these financial statements, financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Management’s Report on Internal Control is included in Item 9A of SmartHeat Inc.’s Form 10-K for the year ended December 31, 2010. Our responsibility is to express an opinion on these financial statements, financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding on internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartHeat Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America. In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Goldman Kurland & Mohidin LLP
Encino, California
March 14, 2011

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash & cash equivalents	$56,806,471	$48,967,992
Restricted cash	1,949,742	1,301,573
Accounts receivable, net	47,224,476	31,887,785
Retentions receivable	2,548,401	885,642
Advances to suppliers	8,351,579	7,657,791
Other receivables, prepayments and deposits	6,301,772	3,572,600
Inventories	26,585,362	11,259,273
Deferred tax asset	380,232	-
Notes receivable - bank acceptances	1,457,457	397,248

Total current assets	151,605,492	105,929,904

NON-CURRENT ASSETS
Deferred tax asset	22,266	-
Restricted cash	502,672	48,361
Accounts receivable, net	-	237,384
Retentions receivable	1,062,167	349,931
Intangible assets, net	14,243,734	4,071,021
Construction in progress	81,204	-
Property and equipment, net	8,381,019	7,739,609

Total noncurrent assets	24,293,062	12,446,306

TOTAL ASSETS	$175,898,554	$118,376,210

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,490,333	$3,493,196
Unearned revenue	1,131,193	2,130,637
Taxes payable	2,000,456	2,140,627
Accrued liabilities and other payables	3,039,701	3,685,272
Notes payable - bank acceptances	2,207,280	1,806,564
Loans payable	9,059,749	4,393,544

Total current liabilities	21,928,712	17,649,840

DEFERRED TAX LIABILITY	-	8,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 38,551,939 and 32,794,875 shares issued and outstanding at December 31, 2010 and 2009, respectively	38,552	32,795
Paid in capital	102,251,027	74,917,370
Statutory reserve	5,301,918	2,872,006
Accumulated other comprehensive income	4,252,261	969,988
Retained earnings	41,500,015	21,231,484

Total Company stockholders' equity	153,343,773	100,023,643

NONCONTROLLING INTEREST	626,069	694,201

TOTAL EQUITY	153,969,842	100,717,844

TOTAL LIABILITIES AND EQUITY	$175,898,554	$118,376,210

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

Net sales	$125,406,862	$82,563,869	$32,676,082
Cost of goods sold	80,694,945	53,467,805	21,717,735

Gross profit	44,711,917	29,096,064	10,958,347

Operating expenses
Selling expenses	8,559,665	3,934,749	1,564,977
General and administrative expenses	9,461,212	6,986,116	1,851,693

Total operating expenses	18,020,877	10,920,865	3,416,670

Income from operations	26,691,040	18,175,199	7,541,677

Non-operating income (expenses)
Interest income	433,534	409,221	405,266
Interest expense	(131,350)	(518,382)	(314,192)
Financial expense	(49,751)	(30,304)	-
Exchange gain (loss)	33,932	(26,255)	(12,044)
Other income	201,291	282,393	27,968
Other expenses	(26,954)	(2,838)	(13,709)

Total non-operating income, net	460,702	113,835	93,289

Income before income tax	27,151,742	18,289,034	7,634,966
Income tax expense	4,533,112	2,858,186	1,293,660

Income from operations	22,618,630	15,430,848	6,341,306

Less: Income (loss) attributable to noncontrolling interest	(79,813)	(11,681)	5,966

Income to SmartHeat Inc.	22,698,443	15,442,529	6,335,340

Other comprehensive item
Foreign currency translation gain (loss)	3,282,273	(14,641)	510,770

Comprehensive Income	$25,980,716	$15,427,888	$6,846,110

Basic weighted average shares outstanding	33,419,416	26,535,502	22,176,322

Diluted weighted average shares outstanding	33,453,684	26,592,066	22,176,432

Basic earnings per share	$0.68	$0.58	$0.29

Diluted earnings per share	$0.68	$0.58	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Common stock				Accumulated other comprehensive
	Shares	Amount	Paid in capital	Statutory reserves	income	Retained earnings	Total

Balance at January 1, 2008	18,500,000	$18,500	$3,102,132	$506,532	$473,859	$1,819,089	$5,920,112

Recapitalization on reverse acquisition	4,049,900	4,050	(4,050)	-	-	-	-

Shares issued	1,630,000	1,630	5,119,758	-	-	-	5,121,388

Net income for the year	-	-	-	-	-	6,335,340	6,335,340

Stock compensation expense related to stock options	-	-	5,613	-	-	-	5,613

Transfer to statutory reserves	-	-	-	644,010	-	(644,010)	-

Foreign currency translation gain	-	-	-	-	510,770	-	510,770

Balance at December 31, 2008	24,179,900	24,180	8,223,453	1,150,542	984,629	7,510,419	17,893,223

Shares issued	8,333,000	8,333	64,999,057	-	-	-	65,007,390

Warrants exercised	281,975	282	1,691,568	-	-	-	1,691,850

Net income for the year	-	-	-	-	-	15,442,529	15,442,529

Stock compensation expense related to stock options	-	-	3,292	-	-	-	3,292

Transfer to statutory reserves	-	-	-	1,721,464	-	(1,721,464)	-

Foreign currency translation loss	-	-	-	-	(14,641)	-	(14,641)

Balance at December 31, 2009	32,794,875	32,795	74,917,370	2,872,006	969,988	21,231,484	100,023,643

Shares issued	5,740,814	5,741	27,035,000	-	-	-	27,040,741

Warrants exercised	14,250	14	85,486	-	-	-	85,500

Shares issued for consulting	2,000	2	18,088	-	-	-	18,090

Stock compensation expense related to stock options	-	-	195,083	-	-	-	195,083

Net income for the year	-	-	-	-	-	22,698,443	22,698,443

Transfer to statutory reserves	-	-	-	2,429,912	-	(2,429,912)	-

Foreign currency translation gain	-	-	-	-	3,282,273	-	3,282,273

Balance at December 31, 2010	38,551,939	$38,552	$102,251,027	$5,301,918	$4,252,261	$41,500,015	$153,343,773

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Income including noncontrolling interest	$22,618,630	$15,430,848	$6,341,306
Adjustments to reconcile income including noncontrolling
interest to net cash used in operating activities:
Depreciation and amortization	1,011,815	635,368	252,598
Unearned interest on accounts receivable	(71,133)	120,522	(127,819)
Stock option compensation expense	195,083	3,292	5,613
Stock issued for consulting service	18,090	-	-
Changes in deferred tax	(410,616)	(30,353)	(163)
(Increase) decrease in current assets:
Accounts receivable	(14,716,105)	(20,724,401)	(4,943,868)
Retentions receivable	(2,285,983)	(777,062)	(74,797)
Advances to suppliers	(462,687)	(7,233,127)	62,759
Other receivables, prepayments and deposits	715,988	(2,806,803)	182,577
Inventories	(14,651,940)	(5,143,857)	2,405,678
Increase (decrease) in current liabilities:
Accounts payable	3,634,538	4,051,684	(2,389,649)
Unearned revenue	(1,042,449)	1,278,907	(2,993,636)
Taxes payable	(193,868)	811,275	779,408
Accrued liabilities and other payables	(3,993,197)	(5,776,851)	(261,040)

Net cash used in operating activities	(9,633,834)	(20,160,557)	(761,033)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(1,037,592)	(667,502)	(108,040)
Acquisition of property & equipment	(1,112,629)	(942,442)	(439,861)
Acquisition of intangible asset	(10,120,267)	-	-
Notes receivable	(495,873)	-	(14,635)
Cash purchased at acquisition	-	-	55,426
Construction in progress	(79,444)	-	-

Net cash used in investing activities	(12,845,805)	(1,609,944)	(507,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loan	4,431,642	4,552,774	5,136,069
Change in due to minority shareholders	-	-	(663)
Cash contribution from noncontrolling interest	-	705,882	-
Repayment to shareholder	-	-	(343,913)
Repayment to short-term loan	-	(2,605,768)	(7,583,873)
Payment on notes payable	(2,117,001)	-	-
Issuance of common stock	27,040,742	65,007,390	5,100,000
Warrants exercised	85,500	1,691,850	-

Net cash provided by financing activities	29,440,883	69,352,128	2,307,620

EFFECT OF EXCHANGE RATE CHANGE ON CASH & CASH EQUIVALENTS	877,235	(48,847)	2,588

NET INCREASE IN CASH & CASH EQUIVALENTS	7,838,479	47,532,780	1,042,065

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR	48,967,992	1,435,212	393,147

CASH & CASH EQUIVALENTS, END OF YEAR	$56,806,471	$48,967,992	$1,435,212

Supplemental Cash flow data:
Income tax paid	$3,738,517	$1,500,415	$660,127
Interest paid	$242,961	$338,513	$274,969

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006, in the State of Nevada. The Company designs, manufactures, sells and services plate heat exchangers (“PHE”), PHE Units, which combine PHEs with various pumps, temperature sensors, valves and automated control systems, and heat meters for use in commercial and residential buildings through its wholly owned operating subsidiaries in China.

On April 14, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Shenyang Taiyu Machinery and Electronic Equipment Co., Ltd. ("Taiyu") and the Taiyu Shareholders. Pursuant to the Share Exchange Agreement, all of the equitable and legal rights, title and interests in and to Taiyu’s share capital of Yuan 25,000,000 were exchanged for 18,500,000 shares of SmartHeat common stock (the “Share Exchange”). Concurrent with the share exchange, one of SmartHeat’s shareholders cancelled 2,500,000 shares of 6,549,900 of issued and outstanding shares of SmartHeat pursuant to the Split-Off Agreement dated April 14, 2008. As a result of the Share Exchange, Taiyu became a wholly owned subsidiary of SmartHeat.

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

Taiyu was incorporated in Liaoning Province, China in July 2002. Taiyu manufactures and sells PHEs, PHE Units and heat meters. The Company is an authorized dealer of Sondex brand PHEs; Sondex is the second largest plate heat exchanger manufacturer in the world.

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

On June 16, 2009, Taiyu closed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd. (“Siping Beifang”), a company organized under the laws of the People’s Republic of China (“PRC”), to purchase certain assets consisting of the plant and equipment and certain land use rights for RMB 54,000,000, or United States Dollars (USD) $7,906,296. Taiyu then transferred all the assets acquired to SmartHeat Siping, the newly incorporated subsidiary. The Company paid RMB 7,250,000 ($1,061,500) upon the completion of inventory inspection. The remaining purchase consideration was non-interest bearing and was payable according to the following schedule:

Payment in RMB		Payment in USD	Scheduled Payment Date
RMB	3,000,000	$439,239	May 27, 2009
RMB	10,250,000	$1,500,732	June 30, 2009
RMB	13,000,000	$1,903,367	September 30, 2009
RMB	12,300,000	$1,800,878	March 1, 2010
RMB	8,200,000	$1,200,586	September 30, 2010

At December 31, 2010, the Company had paid approximately $6.7 million and had a $1.2 million outstanding balance, which the Company expects to pay in March 2011 with the consent from the seller. The payment terms do not include any default provision.

On August 14, 2009, the Company formed Beijing SmartHeat Jinhui Energy Technology Co., Ltd (“Jinhui”), a joint venture in Beijing with registered capital of RMB 10 million ($1.46 million), to provide consulting services and expand the Company’s sales of PHEs into new industries and regions of China. SmartHeat owns 52% of Jinhui and invested approximately $765,000.

On April 7, 2010, the Company formed SmartHeat (China) Investment Co., Ltd (“SmartHeat Investment”), an investment holding company and wholly owned subsidiary in Shenyang with registered capital of $70 million.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

On April 12, 2010, SmartHeat Investment formed SmartHeat (Shenyang) Energy Equipment Co., Ltd (“SmartHeat Energy”), a wholly owned subsidiary in Shenyang with registered capital of $30 million for the research, development, manufacturing and sales of energy products. SmartHeat Energy has not commenced operations as of December 31, 2010.

On May 6, 2010, SmartHeat formed SmartHeat (Shanghai) Trading Company Limited (“SmartHeat Trading”) through a nominee. The Company is entitled to the 100% profit or loss of SmartHeat Trading. SmartHeat Trading currently has no operations except $1.5 million investment received from the Company through a nominee, and loaned 10,000,000 RMB ($1.5 million) to a third party for working capital needs for a period from November 1, 2010, through March 31, 2011 without interest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy and SmartHeat Trading. The "Company" refers collectively to SmartHeat, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, and SmartHeat Energy and SmartHeat Trading. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2010, the Company maintained restricted cash of $2,452,414 in several bank accounts, of which $1.05 million represented cash deposits from customers for securing payment from such customers that occurs no later than the warranty period expiration and approximately $1.40 million represented deposits the Company paid to a commercial bank for the bank issuing bank acceptances to the Company’s vendors. Of the total restricted cash at December 31, 2010, $1,949,742 will be released to the Company within one year. As of December 31, 2009, the Company maintained restricted cash of $1,349,934 in several bank accounts, of which approximately $1.03 million represented cash deposits from customers for securing payment from such customers that occurs no later than the warranty period expiration and $313,000 represented deposits the Company paid to a commercial bank for the bank issuing bank acceptances to the Company’s vendors. Of the total restricted cash at December 31, 2009, $1,301,573 will be released to the Company within one year. Restricted cash is held in interest-bearing bank accounts.

Accounts and Retentions Receivable

The Company’s policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $2,298,329 and $1,128,420 at December 31, 2010 and 2009, respectively.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

At December 31, 2010 and 2009, the Company had retentions receivable from customers for product quality assurance of $3,610,568 and $1,235,573, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 months to 2 years depending on the shipping date of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $81,041 and $149,123 at December 31, 2010 and 2009, respectively. Unearned interest represents imputed interest on accounts receivable with due dates over 1 year from the invoice date discounted at the Company's borrowing rate, which was 5.81% at December 31, 2010, and 7.16% at December 31, 2009.

Advance to Supplier

The Company makes advances to certain vendors to purchase its material and equipment. The advances are interest-free and unsecured.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2010 and 2009, there were no significant impairments of its long-lived assets.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

The Company's warranty reserve at December 31, 2010 and 2009, are as follows:

	2010	2009
Beginning balance	$675,562	$-
Provisions made or adjusted	(277,270)	675,562
Actual costs incurred	-	-
Ending balance in current liabilities	$398,292	$675,562

The Company changed estimates on warranty reserve from 1% to 0.3% of total sales in 2010 for Taiyu. As a result of this change, the effect to net income for 2010 would be higher by approximately $571,000 and EPS would be higher by $0.02.

Research and Development Costs

Research and development costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the years ended December 31, 2010, 2009 and 2008, were $1,888,763, $1,358,254 and $1,020,000, respectively.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At December 31, 2010 and 2009, the Company had not taken any significant uncertain tax position on its tax return for 2009 and prior years or in computing its tax provision for 2009.

Revenue Recognition

The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized when PHEs and heat meters are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue.

The Company’s sales generally provide for 30% of the purchase price on placement of an order, 30% on delivery, 30% upon installation and acceptance of the equipment after customer testing, and 10% of the purchase price no later than the termination of the standard warranty period, which ranges from 3 to 24 months from the acceptance date.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

Sales returns and allowances were $0 for 2010, 2009 and 2008. The Company does not provide right of return, price protection or any other concessions to its customers.

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

The Company provides after-sales services at a charge after the expiration of the warranty period, with after-sales services mainly consisting of cleaning plate heat exchangers and repairing and exchanging parts. The Company recognizes such revenue when service is provided. For the years ended December 31, 2010, 2009 and 2008, revenue from after-sales services after the expiration of the warranty period was $86,800, $471,900 and $49,800, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs, direct labor and manufacturing overhead that are directly attributable to the products. Write-down of inventories to lower of cost or market is also recorded in cost of goods sold.

Unearned Revenue

Unearned revenue represented payments for goods received by the Company before all relevant criteria for revenue recognition are satisfied.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts receivable and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, as well as by the general state of the PRC economy.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows may not necessarily agree with changes in the corresponding balances on the balance sheet. The cash flows from operating, investing and financing activities for the year ended December 31, 2010, excluded the effect of issuance of notes payable (bank acceptance) of $2.45 million as payments for accounts payable, and $1.48 million notes receivable (bank acceptance) received and endorsed to vendors in lieu of payment.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

The following table presents a reconciliation of basic and diluted earnings per share:

	2010	2009	2008
Net income	$22,698,443	$15,442,529	$6,335,340

Weighted average shares outstanding - basic	33,419,416	26,535,502	22,176,322
Effect of dilutive securities:
Unexercised warrants and options	34,268	56,564	110
Weighted average shares outstanding - diluted	33,453,684	26,592,066	22,176,432

Earnings per share - basic	$0.68	$0.58	$0.29
Earnings per share - diluted	$0.68	$0.58	$0.29

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

As of December 31, 2010 and 2009, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

Under the terms of the registration rights agreement entered into between the Company and the investors in the Company’s private placement offering conducted in 2008, the Company was required to file a registration statement (the “Registration Statement”) with the SEC within 60 days of the closing of the private placement and the Registration Statement must be declared effective by the SEC within 180 days of the final closing of the private placement. Subject to certain grace periods, the Registration Statement must remain effective and available for use until the investors can sell all of the securities covered by the Registration Statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the Registration Statement, the Company is required to pay liquidated damages of 2% of the aggregate purchase price paid by such investor for any registrable securities then held by such investor on the date of such failure and on each anniversary of the date of such failure until such failure is cured. The last closing under the private placement was on September 24, 2008, and the 180-day period for effectiveness of the Registration Statement under the registration rights agreement ended on March 23, 2009. At March 31, 2009, the Company became liable to pay approximately $110,000 in liquidated damages to the investors because the Registration Statement had not been declared effective by the SEC within 180 days of the final closing of the offering. The liquidated damages were recorded as the Company’s G&A expense with charging corresponding account to accrued liabilities. The Registration Statement became effective on June 23, 2009, and a post-effective amendment became effective on May 21, 2010. The Company paid $63,004 for the liquidated damages and the remaining $46,996 was waived by investors.

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
DECEMBER 31, 2010 and 2009

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

3. INVENTORIES

Inventories at December 31, 2010 and 2009 were as follows:

	2010	2009
Raw materials	$15,803,040	$8,627,624
Work in process	3,157,799	1,001,495
Finished goods	7,624,523	1,630,154

Total	$26,585,362	$11,259,273

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received Commercial Notes (Bank Acceptance) from them in lieu of payments for accounts receivable. The Company discounted the Notes with the bank or endorsed the Notes to vendors, which could be for payment of their own obligations or to get cash from the third parties. Most of the Commercial Notes have a maturity of less than six months. At December 31, 2010 and 2009, the Company had notes receivable of $1,457,457 and $397,248, respectively.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009
Building	$4,556,445	$4,419,315
Production equipment	3,923,521	2,979,017
Office equipment	794,816	545,789
Vehicles	711,798	594,168
Total	9,986,580	8,538,289
Less: Accumulated depreciation	(1,605,561)	(798,680)
Net	$8,381,019	$7,739,609

Depreciation expense for the years ended December 31, 2010, 2009 and 2008, were $720,000, $442,400 and $168,000, respectively.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at December 31, 2010 and 2009, respectively:

	2010	2009
Cash advanced to third parties	$2,076,862	$1,332,787
Deposit for public bids of sales contracts	846,739	1,148,526
Deposit for acquisition of Bingchuan	1,834,600	-

Prepayment for freight and related insurance expenses	115,542	74,412
Deposits	53,289	8,523
Advance to employees	600,427	432,144
Due from officer	-	576,208

Others	774,313	-
Total	$6,301,772	3,572,600

Cash advance to third parties was short-term cash advances to unrelated third parties with repayment usually within three to six months. Deposits for public bidding represented the deposits for bidding on expected contracts, which will be returned to the Company after the bidding process is completed, usually within three to four months from the payment date. Prepayment for freight and related insurance expenses represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products. Deposits mainly consisted of deposits for rents, payroll expense and utilities. Cash advance to employees represented short term loans to employees and advances to employees for business trips and related expenses. Other receivables, prepayments and deposits are reimbursed or settled within 12 months.

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

7. INTANGIBLE ASSETS

Intangible assets consisted mainly of land use rights, computer software, know-how technology, customer list and covenant not to compete. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2005 for approximately $440,000 (RMB 3,549,682). In June 2009, the Company acquired land use rights for $3,108,000 from Siping Beifang. In November 2010, the Company’s subsidiary, SmartHeat Energy, acquired land use rights of $10, 120,267. The Company has the right to use the land for 50 years and is amortizing such rights on a straight-line basis for 50 years.

Intangible assets consisted of the following at December 31, 2010 and 2009, respectively:

	2010	2009
Land use rights	$13,884,020	$3,628,216
Know-how technology	275,345	267,058
Customer list	197,784	191,832
Covenant not to compete	107,593	104,356
Software	403,680	196,218
Total	14,868,422	4,387,680
Less: Accumulated amortization	(624,688)	(316,659)
Net	$14,243,734	$4,071,021

Amortization of intangible assets for the years ended December 31, 2010, 2009 and 2008, was $291,700, $199,500 and $63,000, respectively. Annual amortization expense for the next five years from December 31, 2010, is expected to be $462,000, $452,000, $382,000, $311,000 and $287,000.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

8. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2010 and 2009:

	2010	2009
Income tax	$1,866,569	$1,202,058
Value-added tax	117,779	878,638
Other taxes	16,108	59,931
	$2,000,456	$2,140,627

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2010 and 2009:

	2010	2009
Advance from third parties	$132,890	$258,759
Payable to Siping Beifang (see Note 1)	1,238,166	2,080,013
Other payables	952,593	91,329
Warranty reserve	398,292	675,562
Accrued liabilities	317,840	579,609
Total	$3,039,701	$3,685,272

Advance from third parties represented short-term, non-interest-bearing advances from third parties. Other payables consisted of payables for the Company’s miscellaneous expenses including postage, business insurance, employee benefits, bidding fee, etc. Accrued liabilities mainly consisted of accrued purchase, interest and utility.

10. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued from the bank. The Company deposited a portion of the acceptance amount into the bank. The terms of the notes range from 3-6 months and bear no interest. At December 31, 2010, the Company deposited $1.4 million with the bank as restricted cash for the bank issuing the notes. The restricted cash is refundable when the notes are re-paid (See Note 2).

11. LOANS PAYABLE - BANK

The Company was obligated for the following short term loans payable as of December 31, 2010 and 2009:

	2010	2009
From a commercial bank in the PRC for RMB 30,000,000, of which: RMB 17,000,000 was entered into on April 22, 2009, and was due on April 22, 2010; and RMB 13,000,000 was entered into on June 12, 2009, and was due on June 12, 2010. These loans had an interest rate of 5.576%. The Company pledged its building in the value of approximately RMB 12,430,950 or approximately $1,818,000 for these loans. The Company paid the loans in full when they matured.	$-	$4,393,544
From a commercial bank in the PRC for RMB 17,000,000 entered into on June 1, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. The loan was guaranteed by third party.	2,566,929	-
From a commercial bank in the PRC for RMB 25,000,000 entered into on October 18, 2010. The loan currently bears interest at 5.84% with maturity on October 17, 2011.	3,774,895	-
From a commercial bank in the PRC for RMB 5,000,000 entered into on October 19, 2010. The loan currently bears interest at 5.84% with maturity on October 17, 2011.	754,979	-
From a commercial bank in the PRC for RMB 13,000,000 entered into on August 9, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. The Company pledged its building and land use rights for this loan.	1,962,946	-
	$9,059,749	$4,393,544

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

12. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe, and bad debt allowance booked by the Company which was not allowed per tax purpose.

13. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat, the parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. SmartHeat has net operating loss carry forwards for income taxes of approximately $2,038,000 at December 31, 2010, which may be available to reduce future years’ taxable income as NOL; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

SmartHeat Siping, Jinhui, SmartHeat Investment, and SmartHeat Energy and SmartHeat Trading are subject to the regular 25% income tax rate.

The Company's net income for the year ended December 31, 2010, would be lower by approximately $2,840,000 or $0.08 earnings per common share, had Taiyu and SanDeKe not enjoyed lower income tax rate for the year ended December 31, 2010.

Consolidated foreign pretax earnings approximated $28,207,000, $19,957,400 and $7,746,800 for the years ended December 31, 2010, 2009 and 2008, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are invested indefinitely outside the United States. At December 31, 2010, $44,802,500 of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $8,649,600 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
US statutory rates	34.0%	34.0%	34.0%
Tax rate difference	(9.4)%	(15.3)%	(16.4)%
Effect of tax holiday	(10.4)%	(7.2)%	(1.2)%
Others	0.7%	1.0%	-%
Valuation allowance	1.8%	3.1%	0.5%
Tax per financial statements	16.7%	15.6%	16.9%

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

14. STATUTORY RESERVES

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

Common Welfare Fund

The common welfare fund is a voluntary fund that provides that the Company can elect to transfer 5% to 10% of its net income to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities and other staff welfare facilities. This fund is non-distributable other than upon liquidation. As at December 31, 2010 and 2009, Company did not made any reserve under common welfare fund.

15. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, the Company sold 1,630,000 units, each unit consisting of 1 share of the Company’s common stock and a 3-year warrant to purchase 15% of 1 share of the Company’s common stock for $6.00 per share, at $3.50 per unit for approximately $5.7 million. The Company issued warrants to purchase 244,500 shares of its common stock. In connection with the private placement, the Company paid commissions of $340,000 and issued warrants to purchase 148,500 shares of its common stock to placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require the Company to settle in its own shares. There is no provision for cash settlement, except in lieu of fractional shares. Net proceeds of approximately $5.1 million were received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 15% and term of 3 years. The value of the warrants was $70,246. During 2009, 281,975 shares of warrants were exercised at $6.00 per share for $1,691,850. During 2010, 14,250 shares of warrants were exercised at $6.00 per share for $85,500.

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2007
Exercisable at December 31, 2007
Granted	393,000	6.00	3.00
Exercised
Forfeited
Outstanding at December 31, 2008	393,000	6.00	2.51
Exercisable at December 31, 2008	393,000	6.00	2.51
Granted
Exercised	(281,975)
Forfeited
Outstanding at December 31, 2009	111,025	6.00	1.51
Exercisable at December 31, 2009	111,025	6.00	1.51
Granted
Exercised	(14,250)
Forfeited
Outstanding at December 31, 2010	96,775	6.00	0.51
Exercisable at December 31, 2010	96,775	6.00	0.51

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2007
Exercisable at December 31, 2007	20,000	4.60	5.00
Granted
Exercised
Forfeited
Outstanding at December 31, 2008	20,000	4.60	4.54
Exercisable at December 31, 2008	-	-	-
Granted
Exercised
Forfeited	6,667
Outstanding at December 31, 2009	13,333	4.60	3.54
Exercisable at December 31, 2009	6,666	4.60	3.54
Granted	50,000	11.85	5.00
Exercised
Forfeited
Outstanding at December 31, 2010	63,333	10.32	3.76
Exercisable at December 31, 2010	9,999	4.6	2.54

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

There were no options exercised during the year ended December 31, 2010. The Company recorded $195,083, $3,292 and $5,613 as compensation expense for stock options during the years ended December 31, 2010, 2009 and 2008, respectively. The fair value of non-vested options was $370,156.

Stock Issued for Public Offering

On September 22, 2009, the Company closed its public offering of 8,333,000 shares of its common stock, at $9.00 per share, which includes 1,086,913 shares sold as a result of the underwriters' exercise of their over-allotment, $74,997,000 was received from this offering. After underwriting discounts and commissions and offering expenses, the Company received net proceeds of $65,007,390. The Company paid $5,249,790 to the underwriters as commission for this public offering and paid an additional $4,499,820 advisory fee in connection with this public offering.

On November 23, 2010, the Company closed a public offering of 5,740,814 shares of its common stock at $5.00 per share, which includes 740,814 shares sold as a result of the underwriters exercising their over-allotment option. The total gross proceeds of $28.7 million was raised through this offering, after underwriting discounts and commissions and related expenses, the Company received net proceeds of $27.04 million. The Company paid $1.43 million as commission to underwriters and $0.23 million as other offering costs.

Stock Issued for Consulting Service

On January 1, 2010, the Company entered into a one-year consulting service agreement with a consultant for providing business development assistance and engineering advice regarding the sales and marketing of the products of the Company. On July 16, 2010, the Company and consultant amended the compensation terms under the consulting service agreement. The Company will compensate the consultant on a quarterly basis at $6,250 and 500 restricted shares of the Company’s common stock; the Company granted the consultant 1,000 shares on April 9, 2010, under the terms of the original consulting agreement, which the consultant accepted as payment in full for the first quarter of 2010. The Company granted the consultant 1,000 shares on June 2, 2010, for the second and third quarters of 2010, with the remaining 500 shares to be granted on or about September 30, 2010. For the year ended December 31, 2010, the Company recorded $18,090 stock compensation expense.

16. COMMITMENTS

Employment Agreements

On January 1, 2008, Taiyu entered into a 3-year employment agreement with Jun Wang, which agreement was renewed on the same terms through December 31, 2013, upon mutual agreement between Mr. Wang and Taiyu. Pursuant to the terms of his employment agreement, Mr. Wang shall receive a salary in an amount that is not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang. Effective on February 1, 2010, the Compensation Committee approved an increase in the annual compensation of Mr. Wang to a base salary of $150,000 per year.

On January 1, 2008, Taiyu entered into a 3-year employment agreement with Zhijuan Guo, which agreement was renewed on the same terms through December 31, 2013, upon mutual agreement between Ms. Guo and Taiyu. Pursuant to the terms of her employment agreement, Ms. Guo shall receive a salary in an amount that is not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang. In addition, Ms. Guo shall be entitled to overtime pay in accordance with the applicable law.

On February 1, 2010, SmartHeat entered into an employment agreement with Xudong Wang for a term ending on June 30, 2013. Mr. Wang is compensated at RMB70,000 (US$10,648) per month and eligible for annual cash bonuses at the sole discretion of the Board of Directors.

Lease Agreements

The Company leased several offices for its sales representative in different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the years ended December 31, 2010, 2009 and 2008, was approximately $292,200, $128,000 and $87,000, respectively.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

Capital Contribution

On April 7, 2010, the Company formed SmartHeat Investment, a wholly owned subsidiary in Shenyang, with registered capital of $70 million. As of December 31, 2010, the Company has contributed $30 million in capital, and was committed to contribute an additional $40 million within five years, which is permitted per PRC regulations.

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

18. CONDENSED FINANCIAL INFORMATION OF U.S. PARENT

SmartHeat Inc. is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Set forth below are condensed financial statements for Smartheat Inc. (parent) on a stand-alone, unconsolidated basis as of December 31, 2010 and 2009.

SMARTHEAT INC.
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS

Cash and equivalents	$33,299,040	$38,544,056
Investment in subsidiaries	115,045,013	58,009,415
Other current assets	4,999,720	3,655,350
TOTAL ASSETS	$153,343,773	$100,208,821

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued liabilities and other payables	$-	$185,178

STOCKHOLDERS' EQUITY:
Common stock	$38,552	$32,795
Additional paid-in capital	102,251,027	74,917,370
Statutory reserve	5,301,918	2,872,006
Other comprehensive income	4,252,261	969,989
Retained earnings	41,500,015	21,231,483
Total stockholders' equity	153,343,773	100,023,643
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$153,343,773	$100,208,821

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

SMARTHEAT INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

Operating expenses
General and administrative expenses	1,218,004	1,544,278	111,899

Loss from operations	(1,218,004)	(1,544,278)	(111,899)

Non operating income

Other non operating income(expense)	163,121	(124,121)	-

Equity income in subsidiaries	23,753,326	17,110,928	6,447,239

Total non-operating income	23,916,447	16,986,807	6,447,239

Income before income tax	22,698,443	15,442,529	6,335,340

Income tax	-	-	-

Net income	$22,698,443	$15,442,529	$6,335,340

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

SMARTHEAT INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,698,443	$15,442,529	$6,335,340
Adjustments to reconcile net income to net cash used in operating activities:

Stock-based compensation	195,083	3,292	5,613
Stock issued for consulting service	18,090	-	-
Equity income in subsidiaries	(23,753,326)	(17,110,928)	(6,447,239)
(Increase) decrease in current assets	(1,344,370)	(3,655,350)	-
Increase(decrease) in current liabilities	(185,178)	(644,338)	88,000

Net cash used in operating activities	(2,371,258)	(5,964,795)	(18,286)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(30,000,000)	(22,170,101)	(8,220,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	85,500	-	-
Proceeds from issuance of common stock	27,040,742	66,675,850	8,242,020

Net cash provided by financing activities	27,126,242	66,675,850	8,242,020

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(5,245,016)	38,540,954	3,102

CASH & EQUIVALENTS, BEGINNING BALANCE	38,544,056	3,102	-

CASH & EQUIVALENTS, ENDING BALANCE	$33,299,040	$38,544,056	$3,102

19. SELECTED QUARTERLY DATA (UNAUDITED)

	Quarterly Periods Ended
	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010
Net Revenue	$41,793,612	$51,476,821	$22,767,593	$9,368,836
Gross Profit	$15,276,581	$18,414,968	$7,781,334	$3,239,035
Income from operation	$7,850,822	$13,018,212	$4,004,890	$1,817,116
Other income (expense)	$57,443	$178,938	$68,354	$155,967
Net income	$6,497,187	$11,106,505	$3,391,670	$1,703,081
Earnings per shares (basic)	$0.19	$0.34	$0.10	$0.05

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

	Quarterly Periods Ended
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009
Net Revenue	$26,022,074	$37,835,897	$12,498,395	$6,207,503
Gross Profit	$9,116,632	$13,148,438	$4,524,439	$2,306,556
Income from operation	$3,148,012	$10,695,856	$3,055,210	$1,276,121
Other income (expense)	$316,996	$(191,080)	$25,170	$(37,251)
Net income	$2,923,175	$8,880,536	$2,617,549	$1,021,269
Earnings per shares (basic)	$0.07	$0.36	$0.11	$0.04

20. VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	From	End
	of Year	Expenses	Reserves	of Year
Years Ended December 31,

2008	$135,302	$494,385		$629,687
2009	629,687	498,733		1,128,420
2010	1,128,420	1,169,909		2,298,329

Warranty Reserve

	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs and	From	End
	of Year	Expenses	Reserves	of Year
Years Ended December 31,

2008	$-	$95,000	$(95,000)	$-
2009	-	675,562		675,562
2010	675,562	-	(277,270)	398,292

21. SUBSEQUENT EVENTS

On March 3, 2011, the Company completed the acquisition of Gustrower Warmepumpen GmbH (“GWP”), a designer and manufacturer of high efficiency heat pumps, from Conergy AG. This acquisition will extend the Company’s clean technology heating solutions into the rapidly growing heat pump markets in Europe and China, enabling its customers to purchase technologically advanced heat pump technology at competitive prices. The total purchase price is EUR 4,248,082 ($5,898,887) and payable at closing.

On March 1, 2011, the Company entered a purchase agreement with Shenyang Bingchuan Refrigerating Machine Limited Company (“Bingchuan”), a Shenyang based state-owned heat pump manufacturer and designer. The Company will pay RMB50 Million ($7.7 Million) to acquire 95% equity of Bingchuan, whereas the local government will remain the 5% equity. The Company is obligated to pay RMB 10 million by December 31, 2010 and RMB 9 million by January 31, 2011. The remaining balance of RMB 31 million will be paid in one payment within 90 days of the completion of share exchange. As of December 31, 2010, Company has paid RMB12.15 million ($1.83 million) as guarantee payment for acquisition. A default penalty of 0.1% per day will be charged on non-payment of the agreed amount.

The Company invested $771,658 in January 2011 to found a joint venture in Hohhot City to design and manufacture heat meters. The joint venture is expected to commence operations in April 2011.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

The following unaudited pro forma consolidated results of continuing operations for the Company and Bingchuan and GWP for the years ended December 31, 2010 and 2009, presents the Company and Bingchuan and GWP’s operations as if the acquisitions occurred on January 1, 2010 and 2009, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the years ended December 31,
	2010	2009
	(Unaudited)
	(In thousands)

Total Revenue	$131,405	$89,659
Net Income	$21,462	$14,340
EPS	$0.64	$0.54

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTHEAT INC.
(Registrant)

Date: March 15, 2011	By:	/s/ Jun Wang
Jun Wang
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jun Wang	Chairman of the Board, President and Chief Executive Officer	March 15, 2011
Jun Wang	(Principal Executive Officer)

/s/ Zhijuan Guo	Chief Financial Officer and Treasurer	March 15, 2011
Zhijuan Guo	(Principal Financial and Accounting Officer)

/s/ Xin Li	Director	March 15, 2011
Xin Li

/s/ Arnold Staloff	Director	March 15, 2011
Arnold Staloff

/s/ Weiguo Wang	Director	March 15, 2011
Weiguo Wang

/s/ Wenbin Lin	Director	March 15, 2011
Wenbin Lin

EXHIBIT INDEX

Exhibit No.	Description
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

3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company's Form SB-2 filed on December 22, 2006)
3.2	Amended and Restated By-Laws adopted April 15, 2008 (Incorporated herein by reference to Exhibit 3(ii) to the Current Report on Form 8-K filed on October 16, 2008)
4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 of Amendment No. 2 to SmartHeat’s Registration Statement on Form S-1/A filed on February 4, 2009)
4.2
Form of Common Stock Purchase Warrant forming part of Units sold, and also issued as compensation to selected dealers in our private placement offering that had a final closing in August 2008 (Incorporated herein by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on July 11, 2008)

#10.1
English Translation of Employment Agreement between Taiyu and Jun Wang, dated January 1, 2008 (Incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 18, 2008)

#10.2
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

10.4	Form of Purchase Order for Sondex A/S (Incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 18, 2008)
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
10.12
Form of Registration Rights Agreement in connection with Units sold in our private placement offering completed in August 2008 (Incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on July 11, 2008)

10.13
English Translation of Share Exchange Agreement dated September 25, 2008 between the Company and Asialink (Far East) Limited (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to SmartHeat's Registration Statement on Form S-1/A filed on December 12, 2008)

10.14
English Translation of the Asset Acquisition Agreement, dated May 27, 2009 by and between Taiyu and Siping Beifang the Heat Exchanger Manufacture Co., Ltd. (Incorporated herein by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on May 29, 2009)

10.15
English Translation of the Amended and Restated Asset Purchase Agreement, dated June 16, 2009 by and between Taiyu and Siping Beifang the Heat Exchanger Manufacture Co., Ltd. (Incorporated herein by reference to Exhibit 10.15 to the Current Report on Form 8-K/A filed on June 16, 2009)

10.16	Senior Loan Agreement with Strong Growth Capital, Ltd., dated July 3, 2009 (Incorporated herein by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on July 7, 2009)
10.17	10% Senior Promissory Note dated July 3, 2009 (Incorporated herein by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on July 7, 2009)

#10.18	Employment Agreement, dated February 1, 2010, between SmartHeat Inc. and Xudong Wang (Incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on February 3, 2010)
16.1	Letter from Dale Matheson Carr Hilton Labonte LLP, dated April 18, 2009 (Incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on April 18, 2008)
†21	Subsidiaries of SmartHeat Inc.
†31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
†32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer

# Management contract or compensatory plan, contract or arrangement
† Filed herewith