Form 10-Q
period 2011-03-31
SMARTHEAT INC.
filed 2011-05-10
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,601,939 shares of common stock outstanding as of May 6, 2011.

SmartHeat Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS
Cash & equivalents	$28,977,909	$56,806,471
Restricted cash	1,701,852	1,949,742
Accounts receivable, net	47,837,392	47,224,476
Retentions receivable	3,411,190	2,548,401
Advances to suppliers	12,554,316	8,351,579
Other receivables, prepayments and deposits	10,407,284	6,301,772
VAT receivable	460,453	-
Inventories	31,697,428	26,585,362
Deferred tax asset	741,856	380,232
Notes receivable - bank acceptances	691,759	1,457,457

Total current assets	138,481,439	151,605,492

NON-CURRENT ASSETS
Restricted cash	18,577	502,672
Retentions receivable	71,259	1,062,167
Construction in progress	242,891	81,204
Property and equipment, net	10,183,046	8,381,019
Intangible assets, net	15,181,592	14,243,734
Goodwill	11,148,487	-
Deferred tax asset	-	22,266
Other non-current	24,132	-

Total noncurrent assets	36,869,984	24,293,062

TOTAL ASSETS	$175,351,423	$175,898,554

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,813,142	$4,490,333
Unearned revenue	1,764,285	1,131,193
Taxes payable	58,641	2,000,456
Accrued liabilities and other payables	1,522,783	3,039,701
Notes payable - bank acceptances	881,421	2,207,280
Loans payable	10,402,050	9,059,749

Total current liabilities	22,442,322	21,928,712

DEFERRED TAX LIABILITY	252,623	-

LONG-TERM PAYABLE	11,677	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Common stock, $0.001 par value; 75,000,000 shares authorized, 38,551,939 shares issued and outstanding at March 31, 2011 and December 31, 2010	38,552	38,552
Paid in capital	102,302,113	102,251,027
Statutory reserve	4,268,222	5,301,918
Accumulated other comprehensive income	6,045,491	4,252,261
Retained earnings	38,579,908	41,500,015

Total Company stockholders' equity	151,234,286	153,343,773

NONCONTROLLING INTEREST	1,410,515	626,069

TOTAL EQUITY	152,644,801	153,969,842

TOTAL LIABILITIES AND EQUITY	$175,351,423	$175,898,554

The accompanying notes are an integral part of these financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2011	2010

Net sales	$7,892,149	$9,368,836
Cost of goods sold	5,330,229	6,129,801

Gross profit	2,561,920	3,239,035

Operating expenses
Selling	1,929,155	644,923
General and administrative
R&D expense	128,982	290,573
Bad debt expense	2,068,854	322,828
G&A expenses - other	2,949,464	163,595

Total operating expenses	7,076,455	1,421,919

(Loss) income from operations	(4,514,535)	1,817,116

Non-operating income (expenses)
Interest income	75,334	155,037
Interest expense	(130,172)	(61,252)
Financial expense	(20,427)	(4,313)
Foreign exchange transaction loss	(125,100)	-
Other income	156,359	66,735
Other expenses	(123,654)	(240)

Total non-operating (expenses) income, net	(167,660)	155,967

(Loss) income before income tax	(4,682,195)	1,973,083
Income tax (benefits) expense	(680,899)	269,520

(Loss) income from operations	(4,001,296)	1,703,563
Less: (Loss) income attributable to noncontrolling interest	(47,494)	482

(Loss) income to SmartHeat Inc.	(3,953,802)	1,703,081

Other comprehensive item
Foreign currency translation gain	1,793,230	23,054

Comprehensive (loss) income	$(2,160,572)	$1,726,135

Basic weighted average shares outstanding	38,551,939	32,794,875

Diluted weighted average shares outstanding	38,551,939	32,864,453

Basic (loss) earnings per share	$(0.10)	$0.05

Diluted (loss) earnings per share	$(0.10)	$0.05

The accompanying notes are an integral part of these financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income including noncontrolling interest adjustments	$(4,001,296)	$1,703,563
Adjustments to reconcile (loss) income including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	366,811	228,614
Unearned interest on accounts receivable	(27,755)	39,574
Stock option compensation expense	51,085	752
Changes in deferred tax	(752,593)	(7,584)
(Increase) decrease in current assets:
Accounts receivable, net	953,216	8,273,722
Retentions receivable	163,638	(215,311)
Advances to suppliers	(4,101,704)	(887,598)
Other receivables, prepayments and deposits	(4,840,886)	(948,705)
Inventories	(2,877,453)	(11,996,634)
Increase (decrease) in current liabilities:
Accounts payable	2,270,069	(2,070,772)
Unearned revenue	619,602	(100,387)
Taxes payable	(2,020,415)	(3,263,301)
Accrued liabilities and other payables	(1,263,461)	2,498,738

Net cash used in operating activities	(15,461,142)	(6,745,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	753,705	(35,320)
Acquisition of property & equipment	(830,858)	(146,457)
Acquisition of intangible asset	(63,176)	-
Notes receivable	777,259	51,427
Cash acquired from acquisition	448,849	-
Cash paid at acquisition	(13,488,030)	-
Construction in progress	(160,210)	-

Net cash used in investing activities	(12,562,461)	(130,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	486,086	-
Cash contribution from noncontrolling interest	744,512	-
Payment on notes payable	(1,342,691)	-

Net cash used in financing activities	(112,093)	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	307,134	(12,791)

NET DECREASE IN CASH & EQUIVALENTS	(27,828,562)	(6,888,470)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	56,806,471	48,967,992

CASH & EQUIVALENTS, END OF PERIOD	$28,977,909	$42,079,522

Supplemental cash flow data:
Income tax paid	$1,343,218	$648,603
Interest paid	$141,263	$61,252

The accompanying notes are an integral part of these financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006, in the State of Nevada. The Company, through its wholly owned operating subsidiaries in China, designs, manufactures, sells and services plate heat exchangers (“PHEs”), PHE Units, which combine PHEs with various pumps, temperature sensors, valves and automated control systems, and heat meters for use in commercial and residential buildings..

On April 14, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Shenyang Taiyu Machinery and Electronic Equipment Co., Ltd. ("Taiyu") and the Taiyu Shareholders. Pursuant to the Share Exchange Agreement, all of the equitable and legal rights, title and interests in and to Taiyu’s share capital of Yuan 25,000,000 were exchanged for 18,500,000 shares of SmartHeat’s common stock (the “Share Exchange”). Concurrent with the Share Exchange, one of SmartHeat’s shareholders cancelled 2,500,000 shares of the 6,549,900 issued and outstanding shares of SmartHeat common stock pursuant to a split-off agreement dated April 14, 2008. As a result of the Share Exchange, Taiyu became a wholly owned subsidiary of SmartHeat.

Prior to the acquisition of Taiyu, the Company was a non-operating public shell. Pursuant to Securities and Exchange Commission ("SEC") rules, the merger or acquisition of a private operating company into or by a non-operating public shell with nominal net assets is considered a capital transaction rather than a business combination. Accordingly, for accounting purposes the transaction was treated as a reverse acquisition and recapitalization and pro-forma information is not presented. Transaction costs incurred in the reverse acquisition were expensed.

Taiyu was incorporated in Liaoning Province, China in July 2002. Taiyu manufactures and sells PHEs, PHE Units and heat meters. The Company is an authorized dealer of Sondex brand PHEs; Sondex is the second largest plate PHE manufacturer in the world.

On September 25, 2008, the Company entered into a Share Exchange Agreement (the "Agreement") with Asialink (Far East) Limited ("Asialink") to acquire all outstanding capital stock of SanDeKe Co., Ltd., a Shanghai based manufacturer of PHEs  ("SanDeKe"). The purchase price for SanDeKe was $741,516. Under the terms of the Agreement, two shareholders of SanDeKe agreed not to compete with SanDeKe’s business for four years after SanDeKe was purchased.

On June 12, 2009, the Company incorporated a new subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd.(“SmartHeat Siping”), to manufacture PHEs.

On June 16, 2009, Taiyu closed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd. (“Siping Beifang”), a company organized under the laws of the People’s Republic of China (“PRC”), to purchase certain assets consisting of the plant, equipment and certain land use rights for RMB 54,000,000 ($7,906,296). Taiyu then transferred all the acquired assets to SmartHeat Siping, the newly incorporated subsidiary. The Company paid RMB 7,250,000 ($1,061,500) upon the completion of inventory inspection.  At March 31, 2011, the Company has paid in full  the remaining purchase consideration.

On August 14, 2009, the Company formed Beijing SmartHeat Jinhui Energy Technology Co., Ltd. (“Jinhui”), a joint venture in Beijing with registered capital of RMB 10 million ($1.46 million), to provide consulting services and expand the Company’s sales of PHEs into new industries and regions of China. SmartHeat owns 52% of Jinhui and invested approximately $765,000.

On April 7, 2010, the Company formed SmartHeat (China) Investment Co., Ltd. (“SmartHeat Investment”), an investment holding company and wholly owned subsidiary in Shenyang with registered capital of $70 million.

On April 12, 2010, SmartHeat Investment formed SmartHeat (Shenyang) Energy Equipment Co., Ltd. (“SmartHeat Energy”), a wholly owned subsidiary in Shenyang with registered capital of $30 million, for research, development, manufacturing and sales of energy products. SmartHeat Energy has not commenced operations as of March 31, 2011.

On May 6, 2010, SmartHeat formed SmartHeat (Shanghai) Trading Co., Ltd. (“SmartHeat Trading”) through a nominee. The Company made a capital contribution of $1.5 million and is entitled to 100% of the profit or loss of SmartHeat Trading.

In January 2011, the Company invested $771,658 to found a joint venture, Hohhot Ruicheng Technology Co., Ltd.  (“Ruicheng”), in Hohhot City, China for 51% equity interest to design and manufacture heat meters.

On March 3, 2011, the Company completed the acquisition of Gustrower Warmepumpen GmbH (“GWP”), a designer and manufacturer of high efficiency heat pumps in Germany, from Conergy AG. This acquisition will extend the Company’s clean technology heating solutions into the rapidly growing heat pump markets in Europe and China, enabling its customers to purchase technologically advanced heat pumps at competitive prices. The  price was EUR 4,248,082 ($5,898,887) and was paid at closing.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

On March 1, 2011, the Company entered into a purchase agreement with Shenyang Bingchuan Refrigerating Machine Limited Company (“Bingchuan”), a Shenyang based state-owned heat pump manufacturer and designer. The Company paid RMB 50 Million ($7.6 Million) to acquire 95% of the equity of Bingchuan; the local government will retain the remaining 5% equity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s US parent, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, Ruicheng, GWP and Bingchuan. The "Company" refers collectively to SmartHeat parent, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, Ruicheng, GWP and Bingchuan. All significant intercompany accounts and transactions were eliminated in consolidation.

Non-Controlling Interest

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs, previously referred to as minority interests, be treated as a separate component of equity, not as a liability, as was previously the case, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

Use of Estimates

In preparing the financial statements in conformity with US generally accepted accounting principles (“US GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2011, the Company maintained restricted cash of $1,720,429 in several bank accounts, of which $1.04 million was cash deposits from customers for securing payment from such customers no later than the warranty period expiration and approximately $0.68 million was deposits the Company paid to a commercial bank for the bank issuing bank acceptances to the Company’s vendors. Of the total restricted cash at March 31, 2011, $1,701,852 will be released to the Company within one year. As of December 31, 2010, the Company maintained restricted cash of $2,452,414 in several bank accounts, of which $1.05 million was cash deposits from customers for securing payment from such customers no later than the warranty period expiration and approximately $1.40 million was deposits the Company paid to a commercial bank for the bank issuing bank acceptances to the Company’s vendors. Of the total restricted cash at December 31, 2010, $1,949,742 will be released to the Company within one year.

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $4,696,748 and $2,298,329  at March 31, 2011, and December 31, 2010, respectively.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

At March 31, 2011, and December 31, 2010, the Company had retentions receivable from customers for product quality assurance of $3,482,449 and $3,610,568, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 months to 2 years depending on the shipping date of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $51,115 and $81,041 at March 31, 2011, and December 31, 2010, respectively. Unearned interest is imputed interest on accounts receivable with due dates over 1 year from the invoice date discounted at the Company's borrowing rate, which was 5.81% at March 31, 2011, and December 31, 2010.

Advance to Suppliers

The Company makes advances to certain vendors to purchase its material and equipment. The advances are interest-free and unsecured.

Inventories

Inventories are valued at the lower of cost or market, with cost determined on a moving weighted average basis. Cost of work in progress and finished goods comprises direct material, direct labor and an allocated portion of production overheads.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method with a 10% salvage value and estimated lives as follows:

Building	20 years
Vehicles	5 years
Office Equipment	5 years
Production Equipment	5-10 years

Land Use Rights

Right to use land is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 50 years.

Impairment of Long-Lived Assets

Long-lived assets, which include property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2011, and December 31, 2010, there were no significant impairments of its long-lived assets.

Warranties

The Company offers to all customers standard warranties on its products for one or two heating seasons depending on the terms negotiated. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company's selling expenses and other payables respectively, and is recorded when revenue is recognized. Factors that affect the Company's warranty liability include the number of units sold, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

The Company's warranty reserve at March 31, 2011, and December 31, 2010, are as follows:

	2011	2010
Beginning balance	$398,292	$675,562
Provisions made or adjusted	(196,236)	(277,270)
Actual costs incurred	(97,212)	-
Ending balance in current liabilities	$104,844	$398,292

Research and Development Costs

Research and development costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the three months ended March 31, 2011, and 2010, were $128,982 and $290,573, respectively.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At March 31, 2011, and December 31, 2010 , the Company had not taken any significant uncertain tax position on its tax return for 2009 and prior years or in computing its tax provision for 2009.

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

The Company’s sales generally provide for 30% of the purchase price on placement of an order, 30% on delivery, 30% upon installation and acceptance of the equipment after customer testing and 10%  no later than the termination of the standard warranty period, which ranges from 3 to 24 months from the acceptance date.

Sales revenue is the invoiced value of goods, net of value-added tax ("VAT"). All of the Company’s products sold in the PRC are subject to a VAT of 17% of the gross sales price. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing the Company’s finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Sales returns and allowances were $0 for the three months ended March 31, 2011, and 2010. The Company does not provide a right of return, price protection or any other concessions to its customers.

The Company provides a standard warranty to all customers, which is not considered an additional service; rather,   an integral part of the product’s sale. The Company believes the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21 (codified in FASB ASC Topic 605-25) separation and allocation model for a multiple deliverable arrangement. SFAS 5 (codified in FASB ASC Topic 450) specifically addresses the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes SFAS 5. The Company believes that accounting for its standard warranty pursuant to SFAS 5  does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when service is provided. For the three months ended March 31, 2011, and 2010, revenue from after-sales services after the expiration of the warranty period was $84,800 and $17,390, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs and direct labor and manufacturing overhead that are directly attributable to the products. Write-down of inventories to the lower of cost or market is also recorded in cost of goods sold.

Unearned Revenue

Unearned revenue represents payments for goods received by the Company before all relevant criteria for revenue recognition are satisfied.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, as well as by the general state of the PRC economy.

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“Statement No. 142”), codified in ASC Topic 350, goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

The excess of the purchase price over the fair value of the net assets acquired from GWP of $5.1 million was recorded as goodwill. The excess of the purchase price over the fair value of the net assets acquired from Bingchuan of $5.6 million was recorded as goodwill. As of March 31, 2011, the Company concluded there was no impairment of goodwill.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts shown on the statement of cash flows may not necessarily agree with changes in the corresponding asset and liability on the balance sheet.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

 Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended March 31, 2011, and 2010:

	2011	2010
Net income (loss)	$(3,953,802)	$1,703,081

Weighted average shares outstanding - basic	38,551,939	32,794,875
Effect of dilutive securities:
Unexercised warrants and options	-	69,578
Weighted average shares outstanding - diluted	38,551,939	32,864,453

Earnings (loss) per share - basic	$(0.10)	$0.05
Earnings (loss) per share - diluted	$(0.10)	$0.05

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

As of March 31, 2011, and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

 Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topics 718 and 505). The Company recognizes in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees and non-employees.

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

SFAS No. 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

Registration Rights Agreement

The Company accounts for payment arrangements under registration rights agreements in accordance with FASB Staff Position EITF 00-19-2 (codified in FASB ASC Topic 815), which requires the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies (codified in FASB ASC Topic 450).

Under the terms of the registration rights agreement entered into between the Company and the investors in the Company’s private placement offering  in 2008, the Company was required to file a registration statement (the “Registration Statement”) with the SEC within 60 days of the closing of the private placement and the Registration Statement must have been declared effective by the SEC within 180 days of the final closing of the private placement. Subject to certain grace periods, the Registration Statement must remain effective and available for use until the investors can sell all of the securities covered by the Registration Statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the Registration Statement, the Company is required to pay liquidated damages of 2% of the purchase price paid by such investor for any registrable securities then held by such investor on the date of such failure and on each anniversary of the date of such failure until such failure is cured. The last closing under the private placement was on September 24, 2008, and the 180-day period for effectiveness of the Registration Statement under the registration rights agreement ended  March 23, 2009. At March 31, 2009, the Company became liable to pay approximately $110,000 in liquidated damages to the investors because the Registration Statement had not been declared effective by the SEC within 180 days of the final closing of the offering. The liquidated damages were recorded as the Company’s G&A expense with charging corresponding account to accrued liabilities. The Registration Statement became effective on June 23, 2009, a post-effective amendment became effective on May 21, 2010, and another post-effective amendment became effective on April 20, 2011. The Company paid $63,004 for the liquidated damages and the remaining $46,996 was waived by investors.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

New Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to retained earnings beginning in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

On March 5, 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. This update clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

3. INVENTORIES

Inventories at March 31, 2011, and December 31, 2010 were as follows:

	2011	2010
Raw materials	$19,413,914	$15,803,040
Work in process	3,510,492	3,157,799
Finished goods	8,773,022	7,624,523
Total	$31,697,428	$26,585,362

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with the bank or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. At March 31, 2011, and December 31, 2010, the Company had notes receivable of $691,759 and $1,457,457, respectively.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2011, and December 31, 2010:

	2011	2010
Building	$4,602,521	$4,556,445
Production equipment	5,783,619	3,923,521
Office equipment	801,595	794,816
Vehicles	854,872	711,798
Total	12,042,607	9,986,580
Less: Accumulated depreciation	(1,859,561)	(1,605,561)
Net	$10,183,046	$8,381,019

Depreciation for the three months ended March 31, 2011, and 2010 was $236,840 and $168,900, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at March 31, 2011, and December 31, 2010, respectively:

	2011	2010
Cash advanced to third parties	$7,187,184	$2,076,862
Deposit for public bids of sales contracts	570,268	846,739
Deposit for acquisition of Bingchuan	-	1,834,600
Prepayment for freight and related insurance expenses	100,646	115,542
Other deposits	908,663	53,289
Advance to employees	898,540	600,427
Others	741,983	774,313
Total	$10,407,284	6,301,772

Cash advanced to third parties was short-term cash advances to unrelated third parties with repayment usually within three to six months. Deposits for public bidding represented the deposits for bidding on expected contracts, which will be returned to the Company after the bidding process is completed, usually within three to four months from the payment date. Prepayment for freight and related insurance expenses represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products. Deposits mainly consisted of deposits for rents, payroll expense and utilities. Cash advance to employees represented short-term loans to employees and advances to employees for business trips and related expenses. Other receivables, prepayments and deposits are reimbursed or settled within 12 months.

7. INTANGIBLE ASSETS

Intangible assets consisted mainly of land use rights, trademark, computer software, know-how technology, customer list and covenant not to compete. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2005 for approximately $440,000 (RMB 3,549,682). In June 2009, the Company acquired land use rights for $3,108,000 from Siping Beifang. In November 2010, the Company’s subsidiary, SmartHeat Energy, acquired land use rights for $10,120,267. The Company has the right to use the land for 50 years and is amortizing such rights on a straight-line basis for 50 years.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Intangible assets consisted of the following at March 31, 2011, and December 31, 2010, respectively:

	2011	2010
Land use rights	$14,061,436	$13,884,020
Know-how technology	847,547	275,345
Customer list	199,784	197,784
Covenant not to compete	108,682	107,593
Software	448,012	403,680
Trademark	277,625	-
Total	15,943,086	14,868,422
Less: Accumulated amortization	(761,494)	(624,688)
Net	$15,181,592	$14,243,734

Amortization of intangible assets for the three months ended March 31, 2011, and 2010 was $105,500 and $60,000, respectively. Annual amortization expense for the next five years from March 31, 2011, is expected to be $514,000, $499,000, $397,000, $356,000 and $332,000.

8. CONSTRUCTION IN PROGRESS

The Company had construction in progress of $242,891 at March 31, 2011,with two ongoing projects SmartHeat Energy is building a factory with total estimated cost of $9 million; the Company paid $181,522 as of March 31, 2011, and expects this construction to be completed by June 2012. SmartHeat Siping had a construction project of $61,339, for laying the foundation for machinery installation. This project will be completed by June 2011, with total construction cost of $62,000.

9. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2011, and December 31, 2010:

	2011	2010
Income tax	$58,641	$1,866,569
Value-added tax	-	117,779
Other taxes	-	16,108
	$58,641	$2,000,456

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2011, and December 31, 2010:

	2011	2010
Advance from third parties	$22,794	$132,890
Payable to Siping Beifang	-	1,238,166
Other payables	990,284	952,593
Warranty reserve	104,844	398,292
Accrued expenses	404,861	317,840
Total	$1,522,783	$3,039,701

Advance from third parties was short-term, non-interest-bearing advances from third parties. Other payables consisted of payables for the Company’s miscellaneous expenses including postage, business insurance, employee benefits, bidding fee, etc. Accrued expenses mainly consisted of accrued purchase, interest and utility.

11. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued from the bank. The Company deposited a portion of the acceptance amount into the bank. The terms of the notes range from 3-6 months and bear no interest. At March 31, 2011, and December 31, 2010, the Company deposited $0.68 million and $1.7 million with the bank as restricted cash for the bank issuing the notes. The restricted cash is refundable when the notes are repaid.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

12. LOANS PAYABLE - BANK

The Company was obligated for the following short term loans  as of March 31, 2011, and December 31, 2010:

	2011	2010
From a commercial bank in the PRC for RMB 3,200,000 entered into on March 15, 2011. The loan currently bears interest at 6.72% with maturity on July 14, 2011. The loan was pledged by bank deposit.	$488,073	$-
From a commercial bank in the PRC for RMB 5,000,000 entered into on May 27, 2010. The loan currently bears interest at 5.31% with maturity on May 25, 2011. The loan was guaranteed by third party and bank deposit.	762,614	-

From a commercial bank in the PRC for RMB 17,000,000 entered into on June 1, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. The loan was guaranteed by third party.	2,592,886	2,566,929
From a commercial bank in the PRC for RMB 25,000,000 entered into on October 18, 2010. The loan currently bears interest at 5.84% with maturity on October 17, 2011.	3,813,068	3,774,895
From a commercial bank in the PRC for RMB 5,000,000 entered into on October 19, 2010. The loan currently bears interest at 5.84% with maturity on October 17, 2011.	762,614	754,979
From a commercial bank in the PRC for RMB 13,000,000 entered into on August 9, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. The Company pledged its building and land use rights for this loan.	1,982,795	1,962,946
	$10,402,050	$9,059,749

13. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe, GWP and Bingchuan, and bad debt allowance booked by the Company which was not allowed per tax purpose.

14. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat, the parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. SmartHeat has net operating loss carry forwards for income taxes of approximately $2.35 million at March 31, 2011, which may be available to reduce future years’ taxable income; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

According to the new income tax law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Taiyu was recognized as a new high-tech enterprise and, having registered its status with the tax bureau, therefore enjoyed the income tax rate of 15% from 2009 through 2010.  Taiyu is currently in the process of renewing the high-tech enterprise status.

SanDeKe is exempt from income tax for two years starting from its first profitable year and is entitled to a 50% discount on the income tax rate from 2010 through 2012. The income tax rate for SanDeKe was 11% and 0% for 2010 and 2009, respectively.

SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, Bingchuan, Ruicheng and SmartHeat Trading are subject to the regular 25% income tax rate.  GWP is subject to a 15% corporate income tax in Germany.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for the three months ended March 31, 2011, and 2010:

	2011	2010
US statutory rates	(34.0)%	34.0%
Tax rate difference	8.3%	(9.8)%
Effect of tax holiday	7.3%	(14.1)%
Others	1.5%	0.6%
Valuation allowance	2.4%	2.9%
Tax (benefit) per financial statements	(14.5)%	13.6%

The provision for income tax (benefit) for the three months ended March 31, 2011, and 2010 consisted of the following:

	2011	2010
Income tax expense - current	$68,674	$277,104
Income tax benefit - deferred	(749,573)	(7,584)
Total income tax expense (benefit)	$(680,899)	$269,520

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

Common Welfare Fund

The common welfare fund is a voluntary fund that provides that the Company can elect to transfer 5% to 10% of its net income to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities and other staff welfare facilities. This fund is non-distributable other than upon liquidation. As of March 31, 2011, and December 31, 2010, the Company has not made any reserve under the common welfare fund.

16. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, the Company sold 1,630,000 units consisting of one share of the Company’s common stock and a 3-year warrant to purchase 15% of one share of the Company’s common stock for $6.00 per share, at $3.50 per unit, for approximately $5.7 million. The Company issued warrants to purchase 244,500 shares of its common stock. In connection with the private placement, the Company paid commissions of $340,000 and issued warrants to purchase 148,500 shares of its common stock to placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require the Company to settle in its own shares. There is no provision for cash settlement, except in lieu of fractional shares. Net proceeds of approximately $5.1 million were received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 15% and term of 3 years. The value of the warrants was $70,246. During 2009, warrants to purchase 281,975 shares were exercised at $6.00 per share for $1,691,850. During 2010, warrants to purchase 14,250 shares were exercised at $6.00 per share for $85,500.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2009	393,000	$6.00	2.51
Exercisable at January 1, 2009	393,000	6.00	2.51
Granted
Exercised	(281,975)
Forfeited
Outstanding at December 31, 2009	111,025	6.00	1.51
Exercisable at December 31, 2009	111,025	6.00	1.51
Granted
Exercised	(14,250)
Forfeited
Outstanding at December 31, 2010	96,775	6.00	0.51
Exercisable at December 31, 2010	96,775	6.00	0.51
Granted
Exercised
Forfeited
Outstanding at March 31, 2011	96,775	6.00	0.26
Exercisable at March 31, 2011	96,775	$6.00	0.26

Stock Options to Independent Directors and Employee

On July 17, 2008, the Company granted non-statutory stock options to each of its two independent U.S. directors. The terms of each option are: 10,000 shares at an exercise price per share of $4.60, with a life of five years and vesting over three years as follows: 3,333 shares vested July 17, 2009; 3,333 shares vested July 17, 2010; and 3,334 shares vest on July 17, 2011, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 15%, risk free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

On July 31, 2009, one of the Company’s independent U.S. directors voluntarily retired. As such, he forfeited his right to his unvested options to purchase 6,667 shares.

On February 1, 2010, the Company issued stock options to an employee. The terms of the options are: 50,000 shares at an exercise price per share of $11.85, with a life of five years and vesting over two years as follows: 25,000 shares vest on June 30, 2011; 25,000 shares vest on June 29, 2012. The options were valued using a volatility of 74%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant-date fair value of the options was $367,107.

Based on the fair value method under SFAS No. 123 (Revised) “Share Based Payment” (“SFAS 123(R)”) (codified in FASB ASC Financial Instruments, Topic 718 & 505), the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk-free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for United States Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate. The fair value of each option grant to independent directors is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Following is a summary of the option activity:

			Weighted
			Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price per Share	Term in Years
Outstanding at January 1, 2009	20,000	$4.60	4.54
Exercisable at January 1, 2009	-	-	-
Granted
Exercised
Forfeited	6,667
Outstanding at December 31, 2009	13,333	4.60	3.54
Exercisable at December 31, 2009	6,666	4.60	3.54
Granted	50,000	11.85	5.00
Exercised
Forfeited
Outstanding at December 31, 2010	63,333	10.32	3.76
Exercisable at December 31, 2010	9,999	4.6	2.54
Granted
Exercised
Forfeited
Outstanding at March 31, 2011	63,333	10.32	3.51
Exercisable at March 31, 2011	9,999	$4.6	2.29

 There were no options exercised during the three months ended March 31, 2011, and 2010. The Company recorded $51,085 and $752 as compensation expense for stock options during the three months ended March 31, 2011, and 2010.

Stock Issued for Consulting Service

On January 1, 2010, the Company entered into a one-year service agreement with a consultant for providing business development assistance and engineering advice regarding the sales and marketing of products of the Company. On July 16, 2010, the Company and consultant amended the compensation terms under the consulting agreement. The Company compensated the consultant on a quarterly basis at $6,250 and 500 restricted shares of the Company’s common stock in 2010. Starting from 2011, the Company will compensate the consultant on a quarterly basis at $6,250 only.

17. COMMITMENTS

Employment Agreements

On January 1, 2008, Taiyu entered into a 3-year employment agreement with Jun Wang, which agreement was renewed on the same terms through December 31, 2013, upon mutual agreement between Mr. Wang and Taiyu. Pursuant to the terms of his employment agreement, Mr. Wang shall receive a salary  not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang. Effective on February 1, 2010, the Compensation Committee approved an increase in Mr. Wang’s annual compensation to a base salary of $150,000 per year.

On January 1, 2008, Taiyu entered into a 3-year employment agreement with Zhijuan Guo, which agreement was renewed on the same terms through December 31, 2013, upon mutual agreement between Ms. Guo and Taiyu. Pursuant to the terms of her employment agreement, Ms. Guo shall receive a salary  not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang. In addition, Ms. Guo shall be entitled to overtime pay in accordance with the applicable law.

On February 1, 2010, SmartHeat entered into an employment agreement with Xudong Wang for a term ending on June 30, 2013. Mr. Wang is compensated at RMB 70,000 ($10,648) per month and eligible for annual cash bonuses at the sole discretion of the Board of Directors.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Lease Agreements

The Company leased several offices for its sales representative in different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the three months ended March 31, 2011, and 2010 was approximately $65,800   and $17,000, respectively.

Capital Contribution

On April 7, 2010, the Company formed SmartHeat Investment, a wholly owned subsidiary in Shenyang, with registered capital of $70 million. As of March 31, 2011, the Company has contributed $30 million in capital, and was committed to contribute an additional $40 million within five years, which is permitted per PRC regulations.

18. CONTINGENCIES

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad and rates and methods of taxation, among other things.

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

19. ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

On March 3, 2011, the Company completed the acquisition of GWP, a designer and manufacturer of high efficiency heat pumps. This acquisition will extend the Company’s clean technology heating solutions into the rapidly growing heat pump markets in Europe and China, enabling its customers to purchase technologically advanced heat pumps at competitive prices. The total purchase price was EUR 4,248,082 ($5,898,887) and was paid at closing.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date were used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $5,134,627 was recorded as goodwill.

Cash	$239,686
Accounts receivable	137,185
Other receivables	24,254
Inventory	667,412
Property and equipment	350,382
Goodwill	5,134,627
Accounts payable	(536,907)
Other payables	(117,752)
Purchase price	$5,898,887

On March 1, 2011, the Company entered into a purchase agreement with Bingchuan, a Shenyang based state-owned heat pump manufacturer and designer. The Company paid RMB 50 Million ($7.6 Million) to acquire 95% equity of Bingchuan, with the local government retaining  5% equity.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of Bingchuan acquisition.   The fair values of the assets acquired and liabilities assumed at agreement date were used for the purpose of purchase price allocation.  The excess of the purchase price over the fair value of the net assets acquired of $5,629,951 was recorded as goodwill.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010

Cash	$189,438
Accounts receivable	920,463
Other receivable	263,220
Inventory	1,265,455
Property and equipment	759,341
Intangible assets	858,409
Goodwill	5,629,951
Accounts payable	(446,334)
Other payable and accrued expenses	(686,195)
Short-term loan	(760,433)
Deferred tax liability	(285,069)
Non-controlling interest	(103,915)
Purchase price	$7,604,331

 The following unaudited pro forma consolidated results of operations for SmartHeat for the three months ended March 31, 2011, and 2010 presents the operations of SmartHeat, GWP and Bingchuan as if the acquisitions occurred at January 1, 2011, and 2010, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

2011
Net revenue	$8,289,644
Cost of revenue	5,638,423

Gross profit	2,651,221
Total operating expenses	7,576,106

(Loss) from operations	(4,924,885)
Total non-operating expenses	(195,621)

Loss before income tax	(5,120,506)
Income tax	680,907

Loss after income tax	(4,439,598)
Noncontrolling interest	57,879
Loss to SmartHeat Inc.	$(4,381,719)

Weighted average shares outstanding	38,551,939

Loss per share	$(0.11)

2010
Net revenue	$14,772,464
Cost of revenue	10,691,976

Gross profit	4,080,488
Total operating expenses	3,216,347

Income from operations	864,141
Total non-operating income	1,169,333

Income before income tax	2,033,474
Income tax	269,520

Income after income tax	1,763,954
Noncontrolling interest	8,310
Income to SmartHeat Inc.	$1,772,264

Weighted average shares outstanding	32,794,875

Earnings per share	$0.05

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were incorporated in the State of Nevada on August 4, 2006, under the name Pacific Goldrim Resources, Inc., as an exploration stage corporation that intended to engage in exploration for silver, lead and zinc. On April 14, 2008, we changed our name to SmartHeat Inc. and acquired all of the equity interests in Taiyu, a privately held company formed under the laws of the PRC engaged in the design, manufacture, sale and servicing of PHE products in China. After the relevant PRC government agency approved our subscription of 71.6% of the registered capital increase of Taiyu on July 29, 2008, PRC approval of Taiyu becoming a wholly-owned subsidiary of SmartHeat was obtained on June 3, 2009, when the transfer by the three original owners of Taiyu of their remaining 28.4% ownership of Taiyu to SmartHeat was officially recognized.

As an expansion of our business we acquired SanDeKe, a Shanghai-based manufacturer of PHEs, on September 25, 2008. On June 16, 2009, we completed an asset purchase transaction with Siping Beifang to set up a new manufacturing facility under our newly incorporated subsidiary, SmartHeat Siping. On August 14, 2009, we formed Jinhui, a joint venture in Beijing of which we own 52% with total registered capital of RMB 10 million ($1.46 million), to provide consulting services and expand our sales of PHEs into new industries and regions of China. On April 7, 2010, we formed SmartHeat Investment, an investment holding company and wholly owned subsidiary in Shenyang with registered capital of $70 million. On April 12, 2010, SmartHeat Investment formed a wholly owned subsidiary in Shenyang named SmartHeat Energy with registered capital of $30 million for the research, development, manufacturing and sales of energy products. We expect SmartHeat Energy to commence operations in 2011. On May 6, 2010, we formed SmartHeat Trading to market and expand sales of our Taiyu-branded products, which has yet to commence operations. In January 2011, we invested $771,658 to found a joint venture, Ruicheng, in Hohhot City, China for 51% equity interest to design and manufacture heat meters. On March 3, 2011, we completed the acquisition of GWP, a designer and manufacturer of high efficiency heat pumps in Germany. This acquisition will extend our clean technology heating solutions into the rapidly growing heat pump markets in Europe and China, enabling its customers to purchase technologically advanced heat pump technology at competitive prices. The total purchase price was EUR 4,248,082 ($5,898,887) and was paid at closing. On March 1, 2011, we entered into a purchase agreement with Bingchuan, a Shenyang based state-owned heat pump manufacturer and designer. We paid RMB 50 Million ($7.6 Million) to acquire 95% equity of Bingchuan; the local government will retain the remaining 5% equity.

Our revenue is subject to fluctuations due to the timing of sales of high-value products, the impact of seasonal spending patterns, the timing and size of projects our customers perform, changes in overall spending levels in the industry and other unpredictable factors that may affect customer ordering patterns. Our revenues may fluctuate significantly due to the seasonal nature of central heating services in the PRC because the equipment used in residential buildings must be delivered and installed prior to the beginning of the heating season in late fall. Additionally, any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a sequential decline in quarterly revenue. We have not been adversely affected by these trends or weaker demand from steel processing, petrochemical and HVAC industries.

Significant Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

Our financial statements are prepared in accordance with US GAAP.

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s U.S. parent, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, Ruicheng, GWP and Bingchuan. The "Company" refers collectively to SmartHeat’s U.S. parent, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment,  SmartHeat Energy,  SmartHeat Trading, Ruicheng, GWP and Bingchuan. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method with a 10% salvage value and estimated lives as follows:

Building	20 years
Vehicles	5 years
Office Equipment	5 years
Production Equipment	5 - 10 years

Revenue Recognition

Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605). Sales revenue is recognized when PHEs and heat meters are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

We charge for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. We recognize such revenue when service is provided. The revenue earned from these services was not material.

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

Recent Accounting Pronouncements

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718),: Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to retained earnings beginning in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted the disclosure requirements for the business combinations in 2011.

On March 5, 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. This update clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

Results of Operations

Three Months Ended March 31, 2011, Compared to the Three Months Ended March 31, 2010

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	7,892,149		9,368,836
Cost of sales	5,330,229	67.5%	6,129,801	65.4%
Gross profit	2,561,920	32.5%	3,239,035	34.6%
Operating expenses	7,076,455	89.7%	1,421,919	15.2%
Income (loss) from operations	(4,514,535)	(57.2)%	1,817,116	19.4%
Other income (expenses), net	(167,660)	(2.1)%	155,967	1.7%
Income tax expense (benefit)	(680,899)	(8.6)%	269,520	2.9%
Noncontrolling interest	(47,494)	(0.6)%	482	0%
Net income (loss)	(3,953,802)	(50.1)%	1,703,081	18.2%

Sales. Net sales in the three months ended March 31, 2011, were $7.89 million, consisting of $0.45 million for PHE Units, $6.02 million for PHEs, $0.92 million for heat meters and others of 0.5 million, while our net sales in the same period of 2010, were $9.37 million, consisting of $4.31 million for PHE Units, $4.50 million for PHEs, and $0.56 million for heat meters, an overall decrease of $1.48 million or 16%. The decrease in sales was primarily due to tightened fiscal policy in China which has contributed to a general slowdown in many sectors of the Chinese economy and caused a decrease in sales of our PHE Units. Most of our customers are state-owned enterprises that encountered difficulties in obtaining grants from the government and faced an extended bank loan application process, both of which are used to finance the purchase of our products, which resulted in the unexpected cancelation of orders and delays in the performance of PHE Unit contracts.   Although these events caused a decrease in sales, we expect that a portion of the cancelled PHE Unit orders will be reinstated and contracts that have been partially delayed will be performed within this fiscal year or 2012, reducing the impact of the drop in sales over the long-term. We are taking steps to increase the sales of our PHE Units and PHEs by continuing our expansion into regional areas of China and are encouraged by our progress in establishing sales channels in North and South America, which we expect will meaningfully contribute to revenue in 2012.

Heat meter sales increased from the same period in 2010. Article 38 of China’s Energy Conservation Law issued in 2008 requires new apartments and retrofitted apartments to install heat meters; however, the implementation of this government mandated process varies across regions and takes time, which may cause our heat meter growth rate to fluctuate. Nevertheless, we expect heat meter sales will experience significant growth in the following 2-3 years and believe we will benefit from this growth as we are one of the top heat meter manufacturers.

We have also been continuously expanding into more regional heat-supply markets as a result of the PRC government’s economic stimulus plan which stresses increased domestic infrastructure construction and continuous research and development on new products. We believe our sales will continue to grow because we are strengthening our sales efforts through the maturation of our sales force, increasing sales channels and improving the quality of our products.

We have a strict review process for approving each sales contract, especially with respect to the determination of a sales price. The sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending mainly on each customer’s specific requirements and our negotiation of the contract amount and term.

Cost of Sales. Cost of sales for the three months ended March 31, 2011,was $5.33 million, while our cost of sales for the same period of 2010 was $6.13 million, a decrease of $0.8 million or 13%. Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead. Materials cost is normally 80% of total cost, while factory overhead cost is about 15% and labor cost is about 5%. The decrease in cost of sales is attributable to the decrease of production and sales volume in the three months ended March 31, 2011. Cost of sales as a percentage of sales was 67.5% for the three months ended March 31, 2011, and 65.4% for the same period of 2010. The slight increase in cost of sales as a percentage of sales was due to overall price inflation in China.  We believe our cost of sales will remain stable as a result of stronger sales in new product areas, our research and development capability, our current pricing strategy and the continued improvement in the efficiency of our manufacturing facilities.

Gross Profit. Gross profit was $2.56 million for the three months ended March 31, 2011, compared to $3.24 million in the same period of 2010, or gross margins of 32.5% and 34.6%, respectively. The decrease in our gross profit margin was due to the slight increase in our production costs as a result of inflation in China.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $7.07 million for the three months ended March 31, 2011, compared to $1.42 million for the same period of 2010, an increase of $5.65 million or 398%. Operating expenses as a percentage of sales were 89.7% in the three months ended March 31, 2011, compared to 15.2% in the same period of 2010. The increase in operating expenses mainly resulted from increased bad debt allowance of approximately $2.07 million and expansion of our business, which included additional costs of hiring of more sales personnel, higher depreciation expense, training our marketing team and establishing new sales offices in more regions of China. Due to the stringent fiscal policy of the Chinese government, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, which resulted in unexpected delays in paying our account receivables in a timely manner. As a result of these delays, we recorded $2.07 million bad debt allowance using the principle of prudence in the three months ended March 31, 2011, even though we have not incurred any bad debt in our business history prior to this quarter. We do not expect a significant risk with respect to the overdue accounts receivables for which we took the bad debt allowance and believe that a substantial portion of the bad debt will be repaid as the Chinese government restores grants and credit policies. We believe the government’s stringent fiscal policy impacting our customers will be temporary and the expansion and training of our marketing team and other employees to date will increase sales and improve the efficiency of our operations. Nevertheless, we will institute a rigorous program of cost cutting to continue to tightly control our budget and implement additional cost control measures including a review of the staffing levels of our employees in response to the decrease in revenue.

Net Income (Loss). Our net loss for the three months ended March 31, 2011, was $3.95 million compared to net income of $1.70 million for the same period of 2010, a decrease of $5.66 million or 332%. Net loss as a percentage of sales was 50.1% in the three months ended March 31, 2011, and net income as a percentage of sales was 18.2% in the 2010 period, respectively. This decrease in net income was attributable to the temporary decrease of net sales and increased bad debt allowance reserve.

Liquidity and Capital Resources

On November 23, 2010, we closed a public offering of 5,740,814 shares of our common stock at $5.00 per share, which includes 740,814 shares sold as a result of the underwriters exercising their over-allotment option. After underwriting discounts and commissions and related expenses, we received net proceeds of $27,040,741.

Three Months Ended March 31, 2011, Compared to the Three Months Ended March 31, 2010

As of March 31, 2011, we had cash and equivalents of $28.98 million. Working capital was $116.04 million at March 31, 2011. The ratio of current assets to current liabilities was 6.17:1 at March 31, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2011, and 2010:

	2011	2010
Cash provided by (used in):
Operating activities	$(15,461,142)	$(6,745,329)
Investing activities	(12,562,461)	(130,350)
Financing activities	(112,093)	-

Net cash flow used in operating activities was $15.46 million in the three months ended March 31, 2011, compared to net cash flow used in operating activities of $6.75 million in the same period of 2010. The increase in net cash outflow in operating activities was due mainly to decreased net income, increased advance to suppliers and other receivables, despite increased cash inflow from accounts payable outstanding and deposits from our customers.

Net cash flow used in investing activities was $12.56 million in the three months ended March 31, 2011, compared to net cash used in investing activities of $0.13 million in the same period of 2010. The increase of net cash flow used in investing activities was due mainly to the acquisition of the Bingchuan and GWP of $13.49 million, purchase of property and equipment of $0.83 million and $0.16 million on construction in progress, partially offset by cash acquired from acquisition of $0.45 million, decreased restricted cash of $0.75 million and note receivables of $0.78 million.

Net cash flow used in financing activities was $0.11 million in the three months ended March 31, 2011, compared to net cash used in financing activities of $0 in the same period of 2010 . The cash outflow was mainly from the payment on notes payable of $1.34 million, partially offset by proceeds from short-term loans of $0.49 million and capital contribution from noncontrolling interest of $0.74 million.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date. Our receipts for payment on our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation, testing times and warranty periods. For example, PHEs are less complex than PHE Units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We may experience payment delays from time to time with a range from 1 to 3 months from the due date. However, we do not believe the delays have a significant negative impact on our liquidity as the payment delays are very common in the heating manufacturing industry in China and the collection of payment can be reasonably assured based on our historical collection experience. Our accounts receivable and inventory turnover are relatively low and days sales outstanding ratio relatively high. Consequently, collection on our sales is slow and capital is tied up in inventories, which may result in pressure on cash flows. For the first quarter of 2011, we had accounts receivable turnover of 2.43 on an annualized basis, with days sales outstanding of 150 and inventory turnover of 2.74 on an annualized basis.  For the first quarter of 2010, we had accounts receivable turnover of 2.74 on an annualized basis, with days sales outstanding of 133 and inventory turnover of 3.12 on an annualized basis.  The low accounts receivable turnover and high days outstanding was due to the temporary financial difficulties of some of our state-owned customers which resulted in a delay in making payments to us.  The low inventory turnover rate was due to our decreased sales volume as a result of our state-owned customers’ temporary financial difficulty.

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

Contractual Obligations

We were obligated for the following short term loans payable as of March 31, 2011, and December 31, 2010:

	2011	2010
From a commercial bank in the PRC for RMB 3,200,000 entered into on March 15, 2011. The loan currently bears interest at 6.72% with maturity on July 14, 2011. The loan was pledged by bank deposit.	$488,073	$-
From a commercial bank in the PRC for RMB 5,000,000 entered into on May 27, 2010. The loan currently bears interest at 5.31% with maturity on May 25, 2011. The loan was guaranteed by third party and bank deposit.	762,614	-
From a commercial bank in the PRC for RMB 17,000,000 entered into on June 1, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. The loan was guaranteed by third party.	2,592,886	2,566,929
From a commercial bank in the PRC for RMB 25,000,000 entered into on October 18, 2010. The loan currently bears interest at 5.84% with maturity on October 17, 2011.	3,813,068	3,774,895
From a commercial bank in the PRC for RMB 5,000,000 entered into on October 19, 2010. The loan currently bears interest at 5.84% with maturity on October 17, 2011.	762,614	754,979
From a commercial bank in the PRC for RMB 13,000,000 entered into on August 9, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. The Company pledged its building and land use rights for this loan.	1,982,795	1,962,946
	$10,402,050	$9,059,749

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks related to fluctuations in currency exchange rates and commodity prices for certain of our raw materials. We currently do not engage in forward foreign exchange agreements or other hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. We do not engage in hedging transactions to protect against raw material pricing fluctuations; instead, we attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance.

Our Annual Report on Form 10-K for the year ended December 31, 2010, contains information about our exposure to market risks under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” There has been no material change in our exposure to market risks during the three months ended March 31, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”), our principal executive officer, and Chief Financial Officer (“CFO”), our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the date of that evaluation to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A.Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business. There have been no material changes to the risk factors described previously in that Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 5.Other Information

None.

Item 6.Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTHEAT INC.
(Registrant)

Date: May 10, 2011	By:	/s/ Jun Wang
Jun Wang Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer

32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer

† Filed herewith
‡ Furnished herewith