Form 10-Q
period 2011-06-30
SMARTHEAT INC.
filed 2011-08-09
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,601,939 shares of common stock outstanding as of August 8, 2011.

SmartHeat Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS
Cash & equivalents	$21,185,220	$56,806,471
Restricted cash	2,807,193	1,949,742
Accounts receivable, net	44,244,250	47,224,476
Retentions receivable	3,574,673	2,548,401
Advances to suppliers	19,040,093	8,351,579
Other receivables, prepayments and deposits	4,778,925	6,301,772
VAT receivable	1,214,614	-
Inventories	38,475,589	26,585,362
Deferred tax asset	1,310,393	380,232
Notes receivable - bank acceptances	954,649	1,457,457

Total current assets	137,585,599	151,605,492

NON-CURRENT ASSETS
Restricted cash	125,823	502,672
Retentions receivable	590,481	1,062,167
Construction in progress	520,149	81,204
Property and equipment, net	11,296,956	8,381,019
Intangible assets, net	15,264,541	14,243,734
Goodwill	11,334,175	-
Deferred tax asset	37,788	22,266
Other non-current	19,559	-

Total non-current assets	39,189,472	24,293,062

TOTAL ASSETS	$176,775,071	$175,898,554

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,002,064	$4,490,333
Advance from customers	1,882,200	1,131,193
Income tax payable	8,845	2,000,456
Accrued liabilities and other payables	2,499,011	3,039,701
Notes payable - bank acceptances	185,426	2,207,280
Loans payable	15,566,475	9,059,749

Total current liabilities	28,144,021	21,928,712

DEFERRED TAX LIABILITY	269,873	-

LONG-TERM PAYABLE	11,919	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 38,601,939 and 38,551,939 shares issued and outstanding at June 30, 2011, and December 31, 2010, respectively	38,602	38,552
Paid-in capital	102,665,245	102,251,027
Statutory reserve	3,535,997	5,301,918
Accumulated other comprehensive income	7,877,561	4,252,261
Retained earnings	32,893,758	41,500,015

Total Company stockholders' equity	147,011,163	153,343,773

NONCONTROLLING INTEREST	1,338,095	626,069

TOTAL STOCKHOLDERS' EQUITY	148,349,258	153,969,842

TOTAL LIABILITIES AND EQUITY	$176,775,071	$175,898,554

The accompanying notes are an integral part of these financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

Net sales	$14,970,050	$32,136,429	$7,077,901	$22,767,593
Cost of goods sold	9,762,240	21,116,060	4,432,011	14,986,259

Gross profit	5,207,810	11,020,369	2,645,890	7,781,334

Operating expenses
Selling	4,202,087	2,637,348	2,272,932	1,992,425
General and administrative
R&D expense	512,867	290,573	383,885	-
Provision for doubtful debts	5,805,672	322,828	3,736,818	-
G&A expenses - other	6,306,145	1,947,614	3,356,681	1,784,019

Total operating expenses	16,826,771	5,198,363	9,750,316	3,776,444

Income (loss) from operations	(11,618,961)	5,822,006	(7,104,426)	4,004,890

Non-operating income (expenses)
Interest income	132,494	204,609	57,160	49,572
Interest (expense) income	(293,235)	-	(163,063)	61,252
Financial expense	(77,284)	(19,003)	(56,857)	(14,690)
Foreign exchange transaction loss	(302,204)	(43,671)	(177,104)	(43,671)
Other income	305,270	83,805	148,911	17,070
Other expenses	18,959	(1,419)	142,613	(1,179)

Total non-operating income (expenses), net	(216,000)	224,321	(48,340)	68,354

Income (loss) before income tax	(11,834,961)	6,046,327	(7,152,766)	4,073,244
Income tax expense (benefits)	(1,328,059)	966,306	(647,160)	696,786

Income (loss) from operations	(10,506,902)	5,080,021	(6,505,606)	3,376,458
Less: Income (loss) attributable to noncontrolling interest	(134,724)	14,730	(87,230)	14,248

Net income (loss) to SmartHeat Inc.	(10,372,178)	5,065,291	(6,418,376)	3,362,210

Other comprehensive item
Foreign currency translation gain	3,625,300	512,851	1,832,070	489,797

Comprehensive Income (Loss)	$(6,746,878)	$5,578,142	$(4,586,306)	$3,852,007

Basic weighted average shares outstanding	38,572,381	32,800,818	38,592,598	32,806,048

Diluted weighted average shares outstanding	38,572,381	32,854,058	38,592,598	32,832,633

Basic earnings (loss) per share	$(0.27)	$0.15	$(0.17)	$0.10

Diluted earnings (loss) per share	$(0.27)	$0.15	$(0.17)	$0.10

The accompanying notes are an integral part of these financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) including noncontrolling interest	$(10,506,902)	$5,080,021
Adjustments to reconcile income (loss) including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	846,867	470,404
Unearned interest on accounts receivable	(51,955)	(25,023)
Stock based compensation expense	253,232	73,064
Changes in deferred tax	(1,344,853)	(15,032)
(Increase) decrease in current assets:
Accounts receivable, net	5,243,426	7,487,830
Retentions receivable	(465,697)	(1,096,277)
Advances to suppliers	(10,382,745)	(6,104,038)
Other receivables, prepayments and deposits	1,412,427	1,406,764
Inventories	(9,186,101)	(11,009,976)
Increase (decrease) in current liabilities:
Accounts payable	2,280,976	(71,654)
Advance from customers	717,616	1,327,817
Taxes payable	(2,823,643)	(843,313)
Accrued liabilities and other payables	(940,503)	(3,283,123)

Net cash used in operating activities	(24,947,855)	(6,602,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(418,844)	595,152
Deposit for equipment purchase	-	(5,370,066)
Acquisition of property & equipment	(2,135,598)	(324,587)
Acquisition of intangible asset	(97,420)	(102,666)
Notes receivable	531,133	-
Cash acquired from acquisition	448,849	-
Cash paid at acquisition	(13,536,914)	-
Construction in progress	(432,405)	(32,850)

Net cash used in investing activities	(15,641,199)	(5,235,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants exercised	-	85,500
Proceeds from short-term loan	5,461,309	-
Repayment to short-term loan	-	(4,248,960)
Cash contribution from noncontrolling interest	749,303	-
Payment on notes payable	(2,051,360)	(1,653,077)

Net cash provided by (used in) financing activities	4,159,252	(5,816,537)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	808,551	133,320

NET DECREASE IN CASH & EQUIVALENTS	(35,621,251)	(17,520,770)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	56,806,471	48,967,992

CASH & EQUIVALENTS, END OF PERIOD	$21,185,220	$31,447,222

Supplemental cash flow data:
Income tax paid	$135,449	$1,441,940
Interest paid	$293,816	$80,837

The accompanying notes are an integral part of these financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006, in the State of Nevada. The Company, through its operating subsidiaries in China and Germany, designs, manufactures, sells and services plate heat exchangers (“PHEs”), PHE Units, which combine PHEs with various pumps, temperature sensors, valves and automated control systems, heat meters and heat pumps for use in commercial and residential buildings.

On April 14, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Shenyang Taiyu Machinery and Electronic Equipment Co., Ltd. (“Taiyu”) and the Taiyu Shareholders. Pursuant to the Share Exchange Agreement, all of the equitable and legal rights, title and interests in and to Taiyu’s share capital of Yuan 25,000,000 were exchanged for 18,500,000 shares of SmartHeat’s common stock (the “Share Exchange”). Concurrent with the Share Exchange, one of SmartHeat’s shareholders cancelled 2,500,000 shares of the 6,549,900 issued and outstanding shares of SmartHeat common stock pursuant to a split-off agreement dated April 14, 2008. As a result of the Share Exchange, Taiyu became a wholly owned subsidiary of SmartHeat.

Prior to the acquisition of Taiyu, the Company was a non-operating public shell. Pursuant to Securities and Exchange Commission (“SEC”) rules, the merger or acquisition of a private operating company into or by a non-operating public shell with nominal net assets was considered a capital transaction rather than a business combination. Accordingly, for accounting purposes the transaction was treated as a reverse acquisition and recapitalization and pro-forma information was not presented. Transaction costs incurred in the reverse acquisition were expensed.

Taiyu was incorporated in Liaoning Province, China in July 2002. Taiyu manufactures and sells PHEs, PHE Units and heat meters. The Company is an authorized dealer of Sondex brand PHEs; Sondex is the second largest PHE plate manufacturer in the world.

On September 25, 2008, the Company entered into a Share Exchange Agreement (the “SanDeKe Agreement”) with Asialink (Far East) Limited (“Asialink”) to acquire all of the outstanding capital stock of SanDeKe Co., Ltd., a Shanghai-based manufacturer of PHEs (“SanDeKe”). The purchase price for SanDeKe was $741,516. Under the terms of the SanDeKe Agreement, two shareholders of SanDeKe agreed not to compete with SanDeKe’s business for four years after SanDeKe was purchased.

On June 12, 2009, the Company incorporated a new subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd. (“SmartHeat Siping”), to manufacture PHEs.

On June 16, 2009, Taiyu closed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd. (“Siping Beifang”), a company organized under the laws of the People’s Republic of China (“PRC”), to purchase certain assets consisting of the plant, equipment and certain land use rights for RMB 54,000,000 ($7,906,296). Taiyu then transferred all the acquired assets to SmartHeat Siping, the newly incorporated subsidiary. The Company paid RMB 7,250,000 ($1,061,500) upon the completion of inventory inspection. At June 30, 2011, the Company has paid in full the remaining purchase consideration.

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

On April 12, 2010, SmartHeat Investment formed SmartHeat (Shenyang) Energy Equipment Co., Ltd. (“SmartHeat Energy”), a wholly owned subsidiary in Shenyang with registered capital of $30 million, for the research, development, manufacturing and sales of energy products.

On May 6, 2010, SmartHeat formed SmartHeat (Shanghai) Trading Co., Ltd. (“SmartHeat Trading”) through a nominee to market and expand sales of the Company’s Taiyu-branded products. The Company made a capital contribution of $1.5 million and is entitled to 100% of the profit or loss of SmartHeat Trading.

In January 2011, the Company invested $771,658 for 51% of the equity interest in a newly formed joint venture, Hohhot Ruicheng Technology Co., Ltd. (“Ruicheng”), in Hohhot City, China for the design and manufacture of heat meters.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

On March 1, 2011, the Company entered into a purchase agreement with Shenyang Bingchuan Refrigerating Machine Limited Company (“Bingchuan”), a Shenyang-based state-owned heat pump manufacturer and designer. The Company paid RMB 50 million ($7.6 million) to acquire 95% of the equity interest in Bingchuan; the local government will retain the remaining 5% equity interest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s U.S. parent, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, Ruicheng, GWP and Bingchuan. The “Company” refers collectively to SmartHeat’s U.S. parent, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, Ruicheng, GWP and Bingchuan. All significant intercompany accounts and transactions were eliminated in consolidation.

Noncontrolling Interest

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

Use of Estimates

In preparing the financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2011, the Company maintained restricted cash of $2.9 million in several bank accounts, of which $1.25 million was cash deposits from customers for securing payment from such customers no later than the warranty period expiration and approximately $1.68 million was deposits the Company paid to a commercial bank for the bank issuing bank acceptances to the Company’s vendors. Of the total restricted cash at June 30, 2011, $2.8 million will be released to the Company within one year. As of December 31, 2010, the Company maintained restricted cash of $2.5 million in several bank accounts, of which $1.05 million was cash deposits from customers for securing payment from such customers no later than the warranty period expiration and approximately $1.40 million was deposits the Company paid to a commercial bank for the bank issuing bank acceptances to the Company’s vendors. Of the total restricted cash at December 31, 2010, $1.9 million will be released to the Company within one year.

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $8.6 million and $2.3 million at June 30, 2011, and December 31, 2010, respectively.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

At June 30, 2011, and December 31, 2010, the Company had retentions receivable from customers for product quality assurance of $4.2 million and $3.6 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 months to 2 years depending on the shipping date of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $24,356 and $81,041 at June 30, 2011, and December 31, 2010, respectively. Unearned interest is imputed interest on accounts receivable with due dates over 1 year from the invoice date discounted at the Company’s borrowing rate, which was 6.31% at June 30, 2011, and December 31, 2010.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2011, and December 31, 2010, there were no significant impairments of its long-lived assets.

Warranties

The Company offers to all customers standard warranties on its products for one or two heating seasons depending on the terms negotiated. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company’s selling expenses and other payables respectively, and is recorded when revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

Activity in the Company’s warranty reserve during the periods ended June 30, 2011, and December 31, 2010, is as follows:

	2011	2010
Beginning balance	$398,292	$675,562
Provisions made or adjusted	(135,403)	(277,270)
Actual costs incurred	(168,187)	-
Ending balance in current liabilities	$94,702	$398,292

Research and Development Costs

Research and development costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the six months ended June 30, 2011 and 2010, were $512,867 and $290,573, respectively. Research and development costs for the three months ended June 30, 2011 and 2010, were $383,885 and $0, respectively.

Income Taxes

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (codified in FASB ASC Topic 740), which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. At June 30, 2011, and December 31, 2010, the Company had not taken any significant uncertain tax position on its tax return for 2010 and prior years or in computing its tax provision for 2010.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized when PHEs and heat meters are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue.

The Company’s sales generally provide for 30% of the purchase price on placement of an order, 30% on delivery, 30% upon installation and acceptance of the equipment after customer testing and 10% no later than the termination of the standard warranty period, which ranges from 3 to 24 months from the acceptance date.

Sales revenue is the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products sold in the PRC are subject to a VAT of 17% of the gross sales price. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing the Company’s finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

We anticipate collecting our VAT receivable within one year. We do not experience credit losses with respect to our VAT receivables because they are owed to us by the PRC government. We classify our VAT receivable as a current asset because it is an asset that is reasonably expected to be realized (or sold or consumed) within one year or within our normal operating cycle.

Sales returns and allowances were $0 for the six months ended June 30, 2011 and 2010. Sales returns and allowances were $0 for the three months ended June 30, 2011 and 2010. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when service is provided. For the six months ended June 30, 2011 and 2010, revenue from after-sales services after the expiration of the warranty period was $140,200 and $39,500, respectively. For the three months ended June 30, 2011 and 2010, revenue from after-sales services after the expiration of the warranty period was $55,400 and $22,100, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs and direct labor and manufacturing overhead that are directly attributable to the products. Write-down of inventories to the lower of cost or market is also recorded in cost of goods sold.

Advance from Customers

The Company records payments received from customers in advance of their future orders to advance account. Those orders normally are delivered within a reasonable period of time based upon contract terms with the customers.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions within China are not covered by insurance. The Company has not experienced any losses in such accounts.

Certain other financial instruments, which subject the Company to concentration of credit risk, consist of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, as well as by the general state of the PRC economy.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

The excess of the purchase price over the fair value of the net assets acquired from GWP of $5.3 million was recorded as goodwill. The excess of the purchase price over the fair value of the net assets acquired from Bingchuan of $6.1 million was recorded as goodwill. As of June 30, 2011, the Company concluded there was no impairment of goodwill.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” codified in FASB ASC Topic 230, cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts shown on the statement of cash flows may not necessarily agree with changes in the corresponding asset and liability on the balance sheet.

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

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the six months ended June 30, 2011 and 2010:

	2011	2010
Net income (loss)	$(10,372,178)	$5,065,291

Weighted average shares outstanding - basic	38,572,381	32,800,818
Effect of dilutive securities:
Unexercised warrants and options	-	53,240
Weighted average shares outstanding - diluted	38,572,381	32,854,058

Earnings (loss) per share - basic	$(0.27)	$0.15
Earnings (loss) per share - diluted	$(0.27)	$0.15

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended June 30, 2011 and 2010:

	2011	2010
Net income (loss)	$(6,418,376)	$3,362,210

Weighted average shares outstanding - basic	38,592,598	32,806,048
Effect of dilutive securities:
Unexercised warrants and options	-	26,585
Weighted average shares outstanding - diluted	38,592,598	32,832,633

Earnings (loss) per share - basic	$(0.17)	$0.10
Earnings (loss) per share - diluted	$(0.17)	$0.10

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

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

As of June 30, 2011, and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the Company’s China subsidiaries are maintained in the Chinese Yuan Renminbi (RMB) and the accounts of the U.S. parent company are maintained in the U.S. Dollar (USD). The functional currency of GWP, the Company’s subsidiary in Germany, is the Euro (EUR). The accounts of the China subsidiaries and German subsidiary were translated into USD in accordance with SFAS No. 52, “Foreign Currency Translation” (codified in FASB ASC Topic 830), with the RMB as the functional currency for the China subsidiaries. According to the Statement, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity are translated at the historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220).

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topics 718 and 505). The Company recognizes in the income statement the grant date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (codified in FASB ASC Topic 280), requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS No. 131 has no effect on the Company’s financial statements as substantially all of the Company’s operations are conducted in one industry segment.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

Under the terms of the registration rights agreement entered into between the Company and the investors in the Company’s private placement offering in 2008, the Company was required to file a registration statement (the “Registration Statement”) with the SEC within 60 days of the closing of the private placement and the Registration Statement must have been declared effective by the SEC within 180 days of the final closing of the private placement. Subject to certain grace periods, the Registration Statement must remain effective and available for use until the investors can sell all of the securities covered by the Registration Statement without restriction pursuant to Rule 144. If the Company fails to meet the filing or effectiveness requirements of the Registration Statement, the Company is required to pay liquidated damages of 2% of the purchase price paid by such investor for any registrable securities then held by such investor on the date of such failure and on each anniversary of the date of such failure until such failure is cured. The last closing under the private placement was on September 24, 2008, and the 180-day period for effectiveness of the Registration Statement under the registration rights agreement ended March 23, 2009. At March 31, 2009, the Company became liable to pay approximately $110,000 in liquidated damages to the investors because the Registration Statement had not been declared effective by the SEC within 180 days of the final closing of the offering. The liquidated damages were recorded as the Company’s general and administrative expense with charging corresponding account to accrued liabilities. The Registration Statement became effective on June 23, 2009, a post-effective amendment became effective on May 21, 2010, and another post-effective amendment became effective on April 20, 2011. The Company paid $63,004 for the liquidated damages and the remaining $46,996 was waived by investors.

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

New Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

3. INVENTORIES

Inventories at June 30, 2011, and December 31, 2010 were as follows:

	2011	2010
Raw materials	$24,339,636	$15,803,040
Work in process	5,207,767	3,157,799
Finished goods	8,928,186	7,624,523
Total	$38,475,589	$26,585,362

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with the bank or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. At June 30, 2011, and December 31, 2010, the Company had notes receivable of $954,649 and $1,457,457, respectively.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2011, and December 31, 2010:

	2011	2010
Building	$4,662,830	$4,556,445
Production equipment	7,029,751	3,923,521
Office equipment	870,818	794,816
Vehicles	902,852	711,798
Total	13,466,251	9,986,580
Less: Accumulated depreciation	(2,169,295)	(1,605,561)
Net	$11,296,956	$8,381,019

Depreciation for the six months ended June 30, 2011 and 2010, was $521,600 and $399,100, respectively. Depreciation for the three months ended June 30, 2011 and 2010, was $284,800 and $230,200, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at June 30, 2011, and December 31, 2010, respectively:

	2011	2010
Cash advanced to third parties	$1,123,989	$2,076,862
Deposit for public bids of sales contracts	1,253,242	846,739
Deposit for acquisition of Bingchuan	-	1,834,600
Prepayment for freight and related insurance expenses	185,782	115,542
Other deposits	203,967	53,289
Advance to employees	487,697	600,427
Others	1,524,248	774,313
Total	$4,778,925	6,301,772

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

7. INTANGIBLE ASSETS

Intangible assets consisted mainly of land use rights, trademark, computer software, know-how technology, customer list and covenant not to compete. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2005 for approximately $440,000 (RMB 3,549,682). In June 2009, the Company acquired land use rights for $3.2 million from Siping Beifang. In November 2010, the Company’s subsidiary, SmartHeat Energy, acquired land use rights for $10.1 million. The Company has the right to use the land for 50 years and is amortizing such rights on a straight-line basis for 50 years.

Intangible assets consisted of the following at June 30, 2011, and December 31, 2010, respectively:

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

	2011	2010
Land use rights	$14,245,689	$13,884,020
Know-how technology	858,653	275,345
Customer list	202,402	197,784
Covenant not to compete	110,106	107,593
Software	487,961	403,680
Trademark	281,263	-
Total	16,186,074	14,868,422
Less: Accumulated amortization	(921,533)	(624,688)
Net	$15,264,541	$14,243,734

Amortization of intangible assets for the six months ended June 30, 2011 and 2010, was $279,300 and $125,000, respectively. Amortization of intangible assets for the three months ended June 30, 2011 and 2010, was $173,800 and $65,000, respectively. Annual amortization expense for the next five years from June 30, 2011, is expected to be $588,000, $566,000, $436,000, $425,000 and $402,000.

8. CONSTRUCTION IN PROGRESS

The Company had construction in progress of $520,149 at June 30, 2011, with two ongoing projects. SmartHeat Energy is building a factory with a total estimated cost of $9 million, of which the Company has paid $458,000 as of June 30, 2011, and expects this construction to be completed by June 2012. SmartHeat Siping has a construction project of $62,000 for the laying of a foundation for its machinery installation. This foundation project will be completed in 2011, with remaining cost to complete of $25,000.

9. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2011, and December 31, 2010:

	2011	2010
Income tax payable	$-	$1,866,569
Value-added tax payable	-	117,779
Other taxes payable	8,845	16,108
Total taxes payable	$8,845	$2,000,456

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2011, and December 31, 2010:

	2011	2010
Advance from third parties	$954,497	$132,890
Payable to Siping Beifang	-	1,238,166
Other payables	1,067,821	952,593
Warranty reserve	94,702	398,292
Accrued expenses	381,991	317,840
Total	$2,499,011	$3,039,701

Advance from third parties was short-term, non-interest-bearing advances from third parties. Other payables consisted of payables for the Company’s miscellaneous expenses including postage, business insurance, employee benefits, bidding fee, etc. Accrued expenses mainly consisted of accrued purchases, interest and utility.

11. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued from the bank. The Company deposited a portion of the acceptance amount into the bank. The terms of the notes range from 3-6 months and bear no interest. At June 30, 2011, and December 31, 2010, the Company deposited $1.7 million and $1.4 million with the bank as restricted cash for the bank issuing the notes. The restricted cash is refundable when the notes are repaid.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

12. LOANS PAYABLE - BANK

The Company was obligated for the following short-term loans as of June 30, 2011, and December 31, 2010:

	2011	2010
From a commercial bank in the PRC for RMB 3,000,000 entered into on June 30, 2011. The loan currently bears interest at 6.63% with maturity on June 29, 2012. The loan was guaranteed by a third party.	$463,564	$-
From a commercial bank in the PRC for RMB 13,000,000 entered into on August 9, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. The Company pledged its building and land use rights for this loan. The loan was paid in full when it matured.	-	1,962,946
From a commercial bank in the PRC for RMB 5,000,000 entered into on October 19, 2010. The loan currently bears interest at 5.84% with maturity on October 18, 2011. The loan was pledged by bank deposit.	772,606	754,979
From a commercial bank in the PRC for RMB 17,000,000 entered into on June 1, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. The loan was guaranteed by a third party. The loan was paid in full when it matured.	-	2,566,929
From a commercial bank in the PRC for RMB 25,000,000 entered into on October 18, 2010. The loan currently bears interest at 5.84% with maturity on October 17, 2011. The loan was pledged by bank deposit.	3,863,032	3,774,895
From a commercial bank in the PRC for RMB 50,000,000 entered into on June 29, 2011. The loan currently bears interest at 6.94% with maturity on January 27, 2012. The loan was guaranteed by SanDeKe.	7,726,065	-
From a commercial bank in the PRC for RMB 10,000,000 entered into on June 27, 2011. The loan currently bears interest at 7.57% with maturity on June 27, 2012. The loan was pledged by bank deposit.	1,545,213	-
From a commercial bank in the PRC for RMB 3,200,000 entered into on March 15, 2011. The loan currently bears interest at 6.72% with maturity on July 14, 2011. The Company pledged saving deposit for this loan.	494,468	-
From a commercial bank in the PRC for RMB 1,040,000 entered into on April 29, 2011. The loan currently bears interest at 7.02% with maturity on August 26, 2011. The Company pledged saving deposit for this loan.	160,702	-
From a commercial bank in the PRC for RMB 3,500,000 entered into on June 2, 2011. The loan currently bears interest at 7.02% with maturity on September 29, 2011. The Company pledged saving deposit for this loan.	540,825	-
	$15,566,475	$9,059,749

13. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe, GWP and Bingchuan, and bad debt allowance booked by the Company which was not allowed per tax purpose. As of June 30, 2011, deferred tax assets mainly resulted from allowance for bad debts and deferred tax liability related to the acquisition of Bingchuan.

14. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat, the parent company, was incorporated in the U.S. and has net operating losses (NOL) for income tax purposes. SmartHeat has net operating loss carry forwards for income taxes of approximately $2.65 million at June 30, 2011, which may be available to reduce future years’ taxable income; NOL can be carried forward up to 20 years from the year the loss is incurred. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

According to the new income tax law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Taiyu was recognized as a new high-tech enterprise and, having registered its status with the tax bureau, therefore enjoyed the income tax rate of 15% from 2009 through 2010. Taiyu currently is in the process of renewing its high-tech enterprise status.

SanDeKe is exempt from income tax for two years starting from its first profitable year and is entitled to a 50% discount on the income tax rate from 2010 through 2012. The income tax rate for SanDeKe is 12% and 11% for 2011 and 2010, respectively.

SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, Bingchuan, Ruicheng and SmartHeat Trading are subject to the regular 25% income tax rate. GWP is subject to a 15% corporate income tax in Germany.

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for the six months ended June 30, 2011 and 2010:

	2011	2010
U.S. statutory rates	(34.0)%	34.0%
Tax rate difference	8.4%	(9.9)%
Effect of tax holiday	7.4%	(11.6)%
Others	(0.2)%	0.3%
Valuation allowance	7.2%	3.1%
Tax (benefit) per financial statements	(11.2)%	15.9%

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for the three months ended June 30, 2011 and 2010:

	2011	2010
U.S. statutory rates	(34.0)%	34.0%
Tax rate difference	8.4%	(9.6)%
Effect of tax holiday	7.5%	(10.4)%
Others	(1.2)%	(0.0)%
Valuation allowance	10.2%	3.1%
Tax (benefit) per financial statements	(9.1)%	17.1%

The provision for income tax (benefit) for the six months ended June 30, 2011 and 2010, consisted of the following:

	2011	2010
Income tax expense - current	$(31,589)	$981,338
Income tax benefit - deferred	(1,296,470)	(15,032)
Total income tax expense (benefit)	$(1,328,059)	$966,306

The provision for income tax (benefit) for the three months ended June 30, 2011 and 2010, consisted of the following:

	2011	2010
Income tax expense - current	$(100,263)	$704,234
Income tax benefit - deferred	(546,897)	(7,448)
Total income tax expense (benefit)	$(647,160)	$696,786

15. STATUTORY RESERVES

Pursuant to the corporate law of the PRC effective January 1, 2006, the Company is now only required to maintain one statutory reserve by appropriating from its after-tax profit before declaration or payment of dividends. The statutory reserve represents restricted retained earnings.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

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

Common Welfare Fund

The common welfare fund is a voluntary fund that provides that the Company can elect to transfer 5% to 10% of its net income to this fund. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities and other staff welfare facilities. This fund is non-distributable other than upon liquidation. As of June 30, 2011, and December 31, 2010, the Company has not made any reserve under the common welfare fund.

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

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2010	96,775	$6.00	0.51
Exercisable at December 31, 2010	96,775	$6.00	0.51
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2011	96,775	$6.00	0.01
Exercisable at June 30, 2011	96,775	$6.00	0.01

Stock Options to Independent Directors and Employee

On July 17, 2008, the Company granted non-statutory stock options to each of its two independent U.S. directors. The terms of each option are: 10,000 shares at an exercise price per share of $4.60, with a life of five years and vesting over three years as follows: 3,333 shares vested July 17, 2009; 3,333 shares vested July 17, 2010; and 3,334 shares vest on July 17, 2011, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 15%, risk-free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

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

Following is a summary of the option activity:

			Weighted
			Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares	Price per Share	Term in Years
Outstanding at December 31, 2010	63,333	$10.32	3.76
Exercisable at December 31, 2010	10,000	$4.60	2.54
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2011	63,333	$10.32	3.26
Exercisable at June 30, 2011	35,000	$4.60	3.15

There were no options exercised during the six months ended June 30, 2011 and 2010. The Company recorded $102,731 and $54,974 as compensation expense for stock options during the six months ended June 30, 2011 and 2010, respectively. There were no options exercised during the three months ended June 30, 2011 and 2010. The Company recorded $51,646 and $54,222 as compensation expense for stock options during the three months ended June 30, 2011 and 2010, respectively.

On April 18, 2011, the Company issued 50,000 shares of stock to an employee as bonus. The Company recorded $150,500 as stock compensation expenses during the three months ended June 30, 2011.

Stock Issued for Consulting Service

On January 1, 2010, the Company entered into a one-year service agreement with a consultant to provide business development assistance and engineering advice regarding the sales and marketing of the Company’s products. On July 16, 2010, the Company and consultant amended the compensation terms under the consulting agreement. The Company compensated the consultant on a quarterly basis at $6,250 and 500 restricted shares of the Company’s common stock in 2010. Starting from 2011, the Company will compensate the consultant on a quarterly basis at $6,250 only.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

17. COMMITMENTS

Employment Agreements

On January 1, 2008, Taiyu entered into a 3-year employment agreement with Jun Wang, the Company’s Chief Executive Officer, which agreement was renewed on the same terms through December 31, 2013, upon mutual agreement between Mr. Wang and Taiyu. Pursuant to the terms of his employment agreement, Mr. Wang shall receive a salary not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang. Effective on February 1, 2010, the Compensation Committee approved an increase in Mr. Wang’s annual compensation to a base salary of $150,000 per year.

On January 1, 2008, Taiyu entered into a 3-year employment agreement with Zhijuan Guo, the Company’s Chief Financial Officer, which agreement was renewed on the same terms through December 31, 2013, upon mutual agreement between Ms. Guo and Taiyu. Pursuant to the terms of her employment agreement, Ms. Guo shall receive a salary not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang. In addition, Ms. Guo shall be entitled to overtime pay in accordance with the applicable law.

On February 1, 2010, SmartHeat entered into an employment agreement with Xudong Wang, the Company’s Vice President of Strategy and Development, for a term ending on June 30, 2013. Mr. Wang is compensated at RMB 70,000 ($10,648) per month and eligible for annual cash bonuses at the sole discretion of the Board of Directors.

Lease Agreements

The Company leased offices for its sales representative in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the six months ended June 30, 2011 and 2010, was approximately $252,350 and $71,000, respectively. Rental expense for the three months ended June 30, 2011 and 2010, was approximately $186,550 and $54,000, respectively.

Capital Contribution

On April 7, 2010, the Company formed SmartHeat Investment, a wholly owned subsidiary in Shenyang, with registered capital of $70 million. As of June 30, 2011, the Company has contributed $30 million in capital, and was committed to contribute an additional $40 million within five years, which is permitted per PRC regulations.

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

The Company’s sales, purchases and expense transactions in China are denominated in RMB and all of the Company’s assets and liabilities in China are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

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
JUNE 30, 2011 (UNAUDITED) AND 2010

Cash	$239,686
Accounts receivable	137,185
Other receivables	24,254
Inventory	667,412
Property and equipment	350,382
Goodwill	5,134,627
Accounts payable	(536,907)
Other payables	(117,752)
Purchase price	$5,898,887

On March 1, 2011, the Company entered into a purchase agreement with Bingchuan, a Shenyang-based state-owned heat pump manufacturer and designer. The Company paid RMB 50 million ($7.6 million) to acquire 95% of the equity interests in Bingchuan, with the local government retaining the remaining 5% equity interest.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of the Bingchuan acquisition. The fair values of the assets acquired and liabilities assumed at the agreement date were used for the purpose of purchase price allocation. The excess of the purchase price over the fair value of the net assets acquired of $5,629,951 was recorded as goodwill.

Cash	$189,438
Accounts receivable	920,463
Other receivable	263,220
Inventory	1,265,455
Property and equipment	759,341
Intangible assets	858,409
Goodwill	5,629,951
Accounts payable	(446,334)
Other payable and accrued expenses	(686,195)
Short-term loan	(760,433)
Deferred tax liability	(285,069)
Noncontrolling interest	(103,915)
Purchase price	$7,604,331

The following unaudited pro forma consolidated results of operations for SmartHeat for the six months ended June 30, 2011 and 2010, presents the operations of SmartHeat, GWP and Bingchuan as if the acquisitions occurred at January 1, 2011 and 2010, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

2011
Net revenue	$15,367,545
Cost of revenue	10,070,434

Gross profit	5,297,111
Total operating expenses	17,326,423

Loss from operations	(12,029,312)
Total non-operating expenses	(243,961)

Loss before income tax	(12,273,273)
Income tax	(1,328,051)

Loss after income tax	(10,945,222)
Noncontrolling interest	145,110
Loss to SmartHeat Inc.	$(10,800,112)

Weighted average shares outstanding	38,572,381

Loss per share	$(0.28)

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED) AND 2010

2010
Net revenue	$51,255,183
Cost of revenue	36,065,259

Gross profit	15,189,924
Total operating expenses	11,473,852

Income from operations	26,663,776
Total non-operating income	3,326,736

Income before income tax	29,990,512
Income tax	(966,306)

Income after income tax	29,024,206
Noncontrolling interest	(6,666)
Income to SmartHeat Inc.	$29,017,540

Weighted average shares outstanding	32,800,818

Earnings per share	$0.88

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a designer, manufacturer and seller of clean technology plate heat exchangers and related systems in the People’s Republic of China (“China” or the “PRC”). Our products are used by our customers in the industrial, residential and commercial markets in China to improve energy utilization and efficiencies and reduce pollution by reducing the need for coal fired boilers. We design, manufacture, sell and service plate heat exchangers (“PHEs”), PHE Units, which combine PHEs with various pumps, temperature sensors, valves and automated control systems, heat meters and heat pumps for use in commercial and residential buildings. We also design, manufacture and sell spiral heat exchangers and tube heat exchangers. Our products and systems are an increasingly important element in providing a clean technology, mission-critical solution to energy consumption and air pollution problems in China and are commonly used in a wide variety of industrial processes where heat transfer is required. Common applications include energy conversion for heating, ventilation and air conditioning (“HVAC”) and industrial use in petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. Our PHE Units are custom designed by our own in-house engineers and sold under our Taiyu brand name, while our PHEs are sold under both our Taiyu brand as well as the Sondex brand name. We are an authorized dealer of Sondex PHEs in China.

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

As an expansion of our business, we acquired SanDeKe Co., Ltd. (“SanDeKe”), a Shanghai-based manufacturer of PHEs, on September 25, 2008. On June 16, 2009, we completed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd. (“Siping Beifang”) to set up a new manufacturing facility under our newly incorporated subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd. (“SmartHeat Siping”). On August 14, 2009, we formed Beijing SmartHeat Jinhui Energy Technology Co., Ltd. (“Jinhui”), a joint venture in Beijing of which we own 52% with total registered capital of RMB 10 million ($1.46 million), to provide consulting services and expand our sales of PHEs into new industries and regions of China. On April 7, 2010, we formed SmartHeat (China) Investment Co., Ltd. (“SmartHeat Investment”), an investment holding company and wholly owned subsidiary in Shenyang with registered capital of $70 million. On April 12, 2010, SmartHeat Investment formed a wholly owned subsidiary in Shenyang named SmartHeat (Shenyang) Energy Equipment Co., Ltd. (“SmartHeat Energy”) with registered capital of $30 million for the research, development, manufacturing and sales of energy products. On May 6, 2010, we formed SmartHeat (Shanghai) Trading Co., Ltd. (“SmartHeat Trading”) to market and expand sales of our Taiyu-branded products. In January 2011, we invested $771,658 for 51% of the equity interest in a newly formed joint venture, Hohhot Ruicheng Technology Co., Ltd. (“Ruicheng”), in Hohhot City, China for the design and manufacture of heat meters. On March 3, 2011, we completed the acquisition of Gustrower Warmepumpen GmbH (“GWP”), a designer and manufacturer of high efficiency heat pumps in Germany. This acquisition will extend our clean technology heating solutions into the rapidly growing heat pump markets in Europe and China, enabling our customers to purchase technologically advanced heat pump technology at competitive prices. The total purchase price was EUR 4,248,082 ($5,898,887) and was paid at closing. On March 1, 2011, we entered into a purchase agreement with Shenyang Bingchuan Refrigerating Machine Limited Company (“Bingchuan”), a Shenyang-based state-owned heat pump manufacturer and designer. We paid RMB 50 million ($7.6 million) to acquire 95% of the equity interest in Bingchuan; the local government will retain the remaining 5% equity interest.

Our revenue is subject to fluctuations due to the timing of sales of high-value products, the impact of seasonal spending patterns, the timing and size of projects our customers perform, changes in overall spending levels in the industry, changes in PRC government fiscal policies, inflation in China and other unpredictable factors that may affect customer ordering patterns. Our revenues may fluctuate significantly due to the seasonal nature of central heating services in the PRC because the equipment used in residential buildings must be delivered and installed prior to the beginning of the heating season in late fall. Additionally, any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines, or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a sequential decline in quarterly revenue. We have not been adversely affected by these trends or weaker demand from steel processing, petrochemical and HVAC industries.

Significant Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s U.S. parent, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, Ruicheng, GWP and Bingchuan. The “Company” refers collectively to SmartHeat’s U.S. parent, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, Ruicheng, GWP and Bingchuan. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing the financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

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

Revenue Recognition

Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605). Sales revenue is recognized when PHEs and heat meters are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of ours exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The functional currency of our subsidiaries in China is the Chinese Yuan Renminbi (“RMB”). The functional currency of GWP, our German subsidiary, is the Euro (“EUR”). For financial reporting purposes, RMB and EUR were translated into United States dollars (“USD”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income.” Gains and losses resulting from foreign currency transactions are included in income. There has been no significant fluctuation in exchange rate for the conversion of RMB to USD after the balance sheet date.

We use Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220). Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by shareholders, changes in paid-in capital and distributions to shareholders.

Recent Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently assessing the effect that the adoption of this pronouncement will have on our financial statements.

Results of Operations

Six Months Ended June 30, 2011, Compared to the Six Months Ended June 30, 2010

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$14,970,050		$32,136,429
Cost of sales	9,762,240	65.2%	21,116,060	65.7%
Gross profit	5,207,810	34.8%	11,020,369	34.3%
Operating expenses	16,826,771	112.4%	5,198,363	16.2%
Income (loss) from operations	(11,618,961)	(77.6)%	5,822,006	18.1%
Other income (expenses), net	(216,000)	(1.4)%	224,321	0.7%
Income tax expense (benefit)	(1,328,059)	(8.9)%	966,306	3.0%
Noncontrolling interest	(134,724)	(0.8)%	14,730	0%
Net income (loss) to the Company	$(10,372,178)	(69.3)%	$5,065,291	15.8%

Sales. Net sales in the six months ended June 30, 2011, were $14.97 million, consisting of $4.43 million for PHE Units, $7.29 million for PHEs, $1.28 million for heat meters and others of $1.97 million, while our net sales in the same period of 2010 were $32.14 million, consisting of $13.83 million for PHE Units, $17.21 million for PHEs and $1.10 million for heat meters, an overall decrease of $17.17 million or 53%. The decrease in sales was primarily due to tightened fiscal policy in China, which has contributed to a general slowdown in many sectors of the Chinese economy and caused a decrease in sales of our PHE Units and PHEs. Most of our customers are state-owned enterprises that encountered difficulties in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our products, which resulted in an unexpected cancelation of orders and delays in the performance of PHE Unit and PHE contracts. Although these events caused a decrease in sales, we expect that a portion of the canceled PHE Unit and PHE orders will be reinstated and contracts that have been partially delayed will be performed within this fiscal year or 2012, reducing the impact of the drop in sales over the long term. We are taking steps to increase the sales of our PHE Units and PHEs by continuing our expansion into regional areas of China and are encouraged by our progress in establishing sales channels in North and South America, which we expect will meaningfully contribute to revenue in 2012.

Heat meter sales increased from the same period in 2010. Article 38 of China’s Energy Conservation Law issued in 2008 requires new apartments and retrofitted apartments to install heat meters; however, the implementation of this government-mandated process varies across regions and takes time, which may cause our heat meter growth rate to fluctuate. Nevertheless, we expect heat meter sales will experience significant growth in the following 2-3 years and believe we will benefit from this growth as we are one of the top heat meter manufacturers in China. We also have been expanding continuously into more regional heat-supply markets as a result of the PRC government’s economic stimulus plan that stresses increased domestic infrastructure construction and continuous research and development on new products.

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

Cost of Sales. Cost of sales for the six months ended June 30, 2011, was $9.76 million, while our cost of sales for the same period of 2010 was $21.12 million, a decrease of $11.35 million or 54%. Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead. Materials cost is normally 80% of total cost, while factory overhead cost is about 15% and labor cost is about 5%. The decrease in cost of sales is attributable to the decrease in production and sales volume in the six months ended June 30, 2011. Cost of sales as a percentage of sales was 65.2% for the six months ended June 30, 2011, and 65.7% for the same period of 2010. The slight decrease in cost of sales as a percentage of sales was due to our effective control over inventory and raw material purchasing. We believe our cost of sales will remain stable as a result of stronger sales in new product areas, our research and development capability, our current pricing strategy and the continued improvement in the efficiency of our manufacturing facilities.

Gross Profit. Gross profit was $5.21 million for the six months ended June 30, 2011, compared to $11.02 million in the same period of 2010, or gross profit margins of 34.8% and 34.3%, respectively. The slight increase in our gross profit margin was due to the slight decrease in our production costs.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $16.83 million for the six months ended June 30, 2011, compared to $5.20 million for the same period of 2010, an increase of $11.63 million or 224%. Operating expenses as a percentage of sales were 112.4% in the six months ended June 30, 2011, compared to 16.2% in the same period of 2010. The increase in operating expenses mainly resulted from increased bad debt allowance of approximately $5.75 million and expansion of our business, which included additional costs of hiring more sales personnel, higher depreciation expense, training our marketing team and establishing new sales offices in more regions of China. Due to the stringent fiscal policy of the Chinese government, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, both of which typically are used to finance the purchase of our products, which resulted in unexpected delays in paying our accounts receivable in a timely manner. As a result of these delays, we recorded $5.81 million bad debt allowance in the six months ended June 30, 2011. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and believe that a substantial portion of the bad debt will be repaid as the Chinese government restores grants and credit policies. We believe the government’s stringent fiscal policy impacting our customers will be temporary and the expansion and training of our marketing team and other employees to date will increase sales and improve the efficiency of our operations. Nevertheless, we will institute a rigorous program of cost cutting to continue to tightly control our budget and implement additional cost control measures, including a review of the staffing levels of our employees in response to the decrease in revenue.

Net Income (Loss). Our net loss for the six months ended June 30, 2011, was $10.37 million compared to net income of $5.09 million for the same period of 2010, a decrease of $15.47 million or 304%. Net loss as a percentage of sales was 69.3% in the six months ended June 30, 2011, and net income as a percentage of sales was 15.9% in the 2010 period. This decrease in net income was attributable to the temporary decrease of net sales and increased bad debt allowance reserve.

Three Months Ended June 30, 2011, Compared to the Three Months Ended June 30, 2010

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$7,077,901		$22,767,593
Cost of sales	4,432,011	62.6%	14,986,259	65.8%
Gross profit	2,645,890	37.4%	7,781,334	34.2%
Operating expenses	9,750,316	137.8%	3,776,444	16.6%
Income (loss) from operations	(7,104,426)	(100.4)%	4,004,890	17.6%
Other income (expenses), net	(48,340)	(0.7)%	68,354	0.3%
Income tax expense (benefit)	(647,160)	(9.1)%	696,786	3.1%
Noncontrolling interest	(87,230)	(1.2)%	14,248	0.1%
Net income (loss)	$(6,418,376)	(90.7)%	$3,362,210	14.7%

Sales. Net sales in the three months ended June 30, 2011, were $7.08 million, consisting of $3.98 million for PHE Units, $1.27 million for PHEs, $0.36 million for heat meters and others of $1.47 million, while our net sales in the same period of 2010 were $22.76 million, consisting of $9.51 million for PHE Units, $12.72 million for PHEs and $0.53 million for heat meters, an overall decrease of $15.69 million or 69%. The decrease in sales was primarily due to tightened fiscal policy in China, which has contributed to a general slowdown in many sectors of the Chinese economy and caused a decrease in sales of our PHE Units and PHEs. Most of our customers are state-owned enterprises that encountered difficulties in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our products, which resulted in the unexpected cancelation of orders and delays in the performance of PHE Unit and PHE contracts. Although these events caused a decrease in sales, we expect that a portion of the canceled PHE Unit and PHE orders will be reinstated and contracts that have been partially delayed will be performed within this fiscal year or 2012, reducing the impact of the drop in sales over the long term. We are taking steps to increase the sales of our PHE Units and PHEs by continuing our expansion into regional areas of China and are encouraged by our progress in establishing sales channels in North and South America, which we expect will meaningfully contribute to revenue in 2012.

Heat meter sales increased from the same period in 2010. Article 38 of China’s Energy Conservation Law issued in 2008 requires new apartments and retrofitted apartments to install heat meters; however, the implementation of this government-mandated process varies across regions and takes time, which may cause our heat meter growth rate to fluctuate. Nevertheless, we expect heat meter sales will experience significant growth in the following 2-3 years and believe we will benefit from this growth as we are one of the top heat meter manufacturers in China. We also have been expanding continuously into more regional heat-supply markets as a result of the PRC government’s economic stimulus plan that stresses increased domestic infrastructure construction and continuous research and development on new products.

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

Cost of Sales. Cost of sales for the three months ended June 30, 2011, was $4.43 million, while our cost of sales for the same period of 2010 was $14.99 million, a decrease of $10.55 million or 70%. Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead. Materials cost is normally 80% of total cost, while factory overhead cost is about 15% and labor cost is about 5%. The decrease in cost of sales is attributable to the decrease in production and sales volume in the three months ended June 30, 2011. Cost of sales as a percentage of sales was 62.6% for the three months ended June 30, 2011, and 65.8% for the same period of 2010. The decrease in cost of sales as a percentage of sales was due to our effective control over inventory and raw material purchasing. We believe our cost of sales will remain stable as a result of stronger sales in new product areas, our research and development capability, our current pricing strategy and the continued improvement in the efficiency of our manufacturing facilities.

Gross Profit. Gross profit was $2.65 million for the three months ended June 30, 2011, compared to $7.78 million in the same period of 2010, or gross profit margins of 37.4% and 34.2%, respectively. The increase in our gross profit margin was due to the decrease of cost of sales as a percentage of sales.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $9.75 million for the three months ended June 30, 2011, compared to $3.78 million for the same period of 2010, an increase of $5.97 million or 158%. Operating expenses as a percentage of sales were 137.8% in the three months ended June 30, 2011, compared to 16.6% in the same period of 2010. The increase in operating expenses mainly resulted from increased bad debt allowance of approximately $4.01 million and expansion of our business, which included additional costs of hiring more sales personnel, higher depreciation expense, training our marketing team and establishing new sales offices in more regions of China. Due to the stringent fiscal policy of the Chinese government, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, both of which typically are used to finance the purchase of our products, which resulted in unexpected delays in paying our accounts receivable in a timely manner. As a result of these delays, we recorded $3.74 million bad debt allowance in the three months ended June 30, 2011. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and believe that a substantial portion of the bad debt will be repaid as the Chinese government restores grants and credit policies. We believe the government’s stringent fiscal policy impacting our customers will be temporary and the expansion and training of our marketing team and other employees to date will increase sales and improve the efficiency of our operations. Nevertheless, we will institute a rigorous program of cost cutting to continue to tightly control our budget and implement additional cost control measures, including a review of the staffing levels of our employees in response to the decrease in revenue.

Net Income (Loss). Our net loss for the three months ended June 30, 2011, was $6.42 million compared to net income of $3.39 million for the same period of 2010, a decrease of $9.81 million or 289%. Net loss as a percentage of sales was 90.7% in the three months ended June 30, 2011, and net income as a percentage of sales was 14.9% in the 2010 period. This decrease in net income was attributable to the temporary decrease of net sales and increased bad debt allowance reserve.

Liquidity and Capital Resources

On November 23, 2010, we closed a public offering of 5,740,814 shares of our common stock at $5.00 per share, which includes 740,814 shares sold as a result of the underwriters exercising their over-allotment option. After underwriting discounts and commissions and related expenses, we received net proceeds of $27,040,741.

Six Months Ended June 30, 2011, Compared to the Six Months Ended June 30, 2010

As of June 30, 2011, we had cash and equivalents of $21.19 million. Working capital was $109.44 million at June 30, 2011. The ratio of current assets to current liabilities was 4.89:1 at June 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating activities	$(24,947,855)	$(6,602,536)
Investing activities	$(15,641,199)	$(5,235,017)
Financing activities	$4,159,252	$(5,816,537)

Net cash flow used in operating activities was $24.95 million in the six months ended June 30, 2011, compared to net cash flow used in operating activities of $6.60 million in the same period of 2010. The increase in net cash outflow in operating activities was due mainly to decreased net income, increased payment of advance to suppliers and payment made for income tax and value-added tax (“VAT”).

Net cash flow used in investing activities was $15.64 million in the six months ended June 30, 2011, compared to net cash used in investing activities of $5.24 million in the same period of 2010. The increase of net cash flow used in investing activities was due mainly to the acquisition of Bingchuan and GWP for $13.54 million, purchase of property and equipment of $2.14 million, $0.42 million increase in restricted cash and $0.43 million on construction in progress, partially offset by cash acquired from acquisition for $0.45 million and proceeds from note receivables of $0.53 million.

Net cash flow provided by financing activities was $4.16 million in the six months ended June 30, 2011, compared to net cash used in financing activities of $5.82 million in the same period of 2010. The cash inflow was mainly from the proceeds from a short-term loan of $5.46 million and capital contribution from noncontrolling interest of $0.75 million, partially offset by payment on notes payable of $2.05 million, while in the 2010 period, we had $0.09 million cash inflow from warrants exercised, but repaid $4.25 million on short-term loans and $1.65 million on notes payable.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date. Our receipts for payment on our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation, testing times and warranty periods. For example, PHEs are less complex than PHE Units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We may experience payment delays from time to time, which historically have been from 1 to 3 months from the due date, but given the temporary financial difficulties of some of our state-owned customers in China during the first half of 2011, we have experienced longer payment delays from these customers. Our accounts receivable and inventory turnover are relatively low and days sales outstanding ratio relatively high. Consequently, collection on our sales is slow and capital is tied up in inventories, which may result in pressure on cash flows. For the six months ended June 30, 2011, we had accounts receivable turnover of 2.37 on an annualized basis, with days sales outstanding of 154 and inventory turnover of 2.13 on an annualized basis. For the six months ended June 30, 2010, we had accounts receivable turnover of 2.76 on an annualized basis, with days sales outstanding of 132 and inventory turnover of 3.18 on an annualized basis. The low accounts receivable turnover and high days outstanding was due to the temporary financial difficulties of some of our state-owned customers that resulted in a delay in their making payments to us. The low inventory turnover rate was due to our decreased sales volume as a result of our state-owned customers’ temporary financial difficulty.

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

Contractual Obligations

We were obligated for the following short term loans payable as of June 30, 2011, and December 31, 2010:

	2011	2010
From a commercial bank in the PRC for RMB 3,000,000 entered into on June 30, 2011. The loan currently bears interest at 6.63% with maturity on June 29, 2012. The loan was guaranteed by a third party.	$463,564	$-
From a commercial bank in the PRC for RMB 13,000,000 entered into on August 9, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. We pledged our building and land use rights for this loan. The loan was paid in full when it matured.	-	1,962,946
From a commercial bank in the PRC for RMB 5,000,000 entered into on October 19, 2010. The loan currently bears interest at 5.84% with maturity on October 18, 2011. The loan was pledged by bank deposit.	772,606	754,979
From a commercial bank in the PRC for RMB 17,000,000 entered into on June 1, 2010. The loan currently bears interest at 5.31% with maturity on June 30, 2011. The loan was guaranteed by a third party. The loan was paid in full when it matured.	-	2,566,929
From a commercial bank in the PRC for RMB 25,000,000 entered into on October 18, 2010. The loan currently bears interest at 5.84% with maturity on October 17, 2011. The loan was pledged by bank deposit.	3,863,032	3,774,895
From a commercial bank in the PRC for RMB 50,000,000 entered into on June 29, 2011. The loan currently bears interest at 6.94% with maturity on January 27, 2012. The loan was guaranteed by SanDeKe.	7,726,065	-
From a commercial bank in the PRC for RMB 10,000,000 entered into on June 27, 2011. The loan currently bears interest at 7.57% with maturity on June 27, 2012. The loan was pledged by bank deposit.	1,545,213	-
From a commercial bank in the PRC for RMB 3,200,000 entered into on March 15, 2011. The loan currently bears interest at 6.72% with maturity on July 14, 2011. We pledged saving deposit for this loan.	494,468	-
From a commercial bank in the PRC for RMB 1,040,000 entered into on April 29, 2011. The loan currently bears interest at 7.02% with maturity on August 26, 2011. We pledged saving deposit for this loan.	160,702	-
From a commercial bank in the PRC for RMB 3,500,000 entered into on June 2, 2011. The loan currently bears interest at 7.02% with maturity on September 29, 2011. We pledged saving deposit for this loan.	540,825	-
	$15,566,475	$9,059,749

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Our Annual Report on Form 10-K for the year ended December 31, 2010, contains information about our exposure to market risks under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” There has been no material change in our exposure to market risks during the three months ended June 30, 2011.

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

Item 1A. Risk Factors

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

Item 5. Other Information

None.

Item 6. Exhibits

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

SMARTHEAT INC.
(Registrant)

Date: August 9, 2011	By:	/s/ Jun Wang
Jun Wang
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101**	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2011, furnished in XBRL (eXtensible Business Reporting Language))

† Filed herewith
‡ Furnished herewith
** To be filed by amendment as permitted by the 30-day grace period set forth in SEC Release No. 33-9002.