Form 10-K/A
period 2010-12-31
SMARTHEAT INC.
filed 2011-10-07
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our annual report on Form 10-K for the year ended December 31, 2010 filed March 15, 2011 (the “Original Report”) to correct the date of Exhibit 32.1 in response to comments from the U.S. Securities and Exchange Commission (“SEC”). Exhibit 32.1 has been amended and restated in its entirety. In accordance with the rules of the SEC, we have amended and restated the entirety of the Original Filing with the exception of the previously filed exhibit.

As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Report with the SEC on March 15, 2011 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Report. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Report.

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

SMARTHEAT INC.
(Registrant)

Date: October 7, 2011	By:	/s/ Jun Wang
Jun Wang
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jun Wang	Chairman of the Board, President and Chief Executive Officer	October 7, 2011
Jun Wang	(Principal Executive Officer)

/s/ Zhijuan Guo	Chief Financial Officer and Treasurer	October 7, 2011
Zhijuan Guo	(Principal Financial and Accounting Officer)

/s/ Xin Li	Director	October 7, 2011
Xin Li

/s/ Arnold Staloff	Director	October 7, 2011
Arnold Staloff

/s/ Weiguo Wang	Director	October 7, 2011
Weiguo Wang

/s/ Qingtai Kong	Director	October 7, 2011
Qingtai Kong

EXHIBIT INDEX

Exhibit No.	Description
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

10.16	Senior Loan Agreement with Strong Growth Capital, Ltd., dated July 3, 2009 (Incorporated herein by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on July 7, 2009)
10.17	10% Senior Promissory Note dated July 3, 2009 (Incorporated herein by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on July 7, 2009)
#10.18	Employment Agreement, dated February 1, 2010, between SmartHeat Inc. and Xudong Wang (Incorporated herein by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on February 3, 2010)
16.1	Letter from Dale Matheson Carr Hilton Labonte LLP, dated April 18, 2009 (Incorporated herein by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on April 18, 2008)
21	Subsidiaries of SmartHeat Inc. (Incorporated herein by reference to Exhibit 21 to the Annual Report on Form 10-K filed on March 15, 2011)
†31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
†32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer

# Management contract or compensatory plan, contract or arrangement
† Filed herewith