Form 10-Q
period 2011-09-30
SMARTHEAT INC.
filed 2011-11-08
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110141
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,601,939 shares of common stock outstanding as of November 4, 2011.

SmartHeat Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS

CURRENT ASSETS
Cash & equivalents	$12,257,202	$56,806,471
Restricted cash	2,075,969	1,949,742
Accounts receivable, net	35,435,963	47,224,476
Retentions receivable	2,914,986	2,548,401
Advances to suppliers	21,791,588	8,351,579
Other receivables, prepayments and deposits	9,538,520	6,301,772
Tax receivables	1,391,304	-
Inventories	58,207,965	26,585,362
Deferred tax asset	-	380,232
Notes receivable - bank acceptances	802,075	1,457,457

Total current assets	144,415,572	151,605,492

NONCURRENT ASSETS
Restricted cash	155,254	502,672
Retentions receivable	1,084,696	1,062,167
Advance for construction and equipment	977,463	-
Construction in progress	518,433	81,204
Property and equipment, net	11,429,832	8,381,019
Intangible assets, net	15,399,192	14,243,734
Goodwill	11,151,957	-
Deferred tax asset	-	22,266
Other noncurrent asset	14,939	-

Total noncurrent assets	40,731,766	24,293,062

TOTAL ASSETS	$185,147,338	$175,898,554

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,767,193	$4,490,333
Advance from customers	7,843,587	1,131,193
Taxes payable	26,357	2,000,456
Accrued liabilities and other payables	2,223,938	3,039,701
Notes payable - bank acceptances	1,510,985	2,207,280
Loans payable	16,837,401	9,059,749

Total current liabilities	38,209,461	21,928,712

DEFERRED TAX LIABILITY	212,475	-

LONG-TERM PAYABLE	371,483	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 38,601,939 and 38,551,939 shares issued and outstanding at September 30, 2011, and December 31, 2010	38,602	38,552
Paid-in capital	102,523,424	102,251,027
Statutory reserve	4,962,052	5,301,918
Accumulated other comprehensive income	9,969,280	4,252,261
Retained earnings	27,470,582	41,500,015

Total Company stockholders' equity	144,963,940	153,343,773

NONCONTROLLING INTEREST	1,389,979	626,069

TOTAL EQUITY	146,353,919	153,969,842

TOTAL LIABILITIES AND EQUITY	$185,147,338	$175,898,554

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010

Net sales	$31,543,940	$83,613,250	$16,573,890	$51,476,821
Cost of goods sold	21,025,243	54,177,914	11,263,003	33,061,854

Gross profit	10,518,697	29,435,336	5,310,887	18,414,967

Operating expenses
Selling	6,611,522	5,972,651	2,409,435	3,335,303
General and administrative
R&D	598,117	480,572	85,250	259,879
Bad debt	8,913,261	15,744	3,107,589	(38,484)
G&A expenses	8,550,170	4,126,152	2,244,025	1,840,058

Total operating expenses	24,673,070	10,595,119	7,846,299	5,396,756

Income (loss) from operations	(14,154,373)	18,840,217	(2,535,412)	13,018,211

Non-operating income (expenses)
Interest income	166,419	322,462	33,925	117,853
Interest expense	(590,242)	(41,871)	(297,007)	(41,871)
Financial income (expense)	(54,999)	(36,430)	22,285	(17,427)
Foreign exchange transaction gain (loss)	(439,983)	24,652	(137,779)	68,323
Other income, net	548,995	134,446	224,766	52,060

Total non-operating income (expenses), net	(369,810)	403,259	(153,810)	178,938

Income (loss) before income tax	(14,524,183)	19,243,476	(2,689,222)	13,197,149
Income tax expense (benefit)	(5,159)	3,059,182	1,322,900	2,092,876

Net income (loss) before noncontrolling interest	(14,519,024)	16,184,294	(4,012,122)	11,104,273
Less: Income (loss) attributable to noncontrolling interest	(149,727)	(16,962)	(15,003)	(2,232)

Net income (loss) to SmartHeat Inc.	(14,369,297)	16,201,256	(3,997,119)	11,106,505

Other comprehensive item
Foreign currency translation gain	5,717,019	1,931,721	2,091,719	1,418,870

Comprehensive Income (Loss)	$(8,652,278)	$18,132,977	$(1,905,400)	$12,525,375

Basic weighted average shares outstanding	38,582,342	32,804,292	38,601,939	32,811,125

Diluted weighted average shares outstanding	38,582,342	32,846,171	38,601,939	32,817,520

Basic earnings (loss) per share	$(0.37)	$0.49	$(0.10)	$0.34

Diluted earnings (loss) per share	$(0.37)	$0.49	$(0.10)	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) including noncontrolling interest	$(14,519,024)	$16,184,294
Adjustments to reconcile income (loss) including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	1,252,981	709,544
Provision for bad debt	8,913,261	15,744
Unearned interest on accounts receivable	(71,118)	(74,520)
Stock compensation	272,447	160,959
Loss on disposal of fixed assets	9,548	-
Changes in deferred tax	(58,098)	(23,160)
(Increase) decrease in current assets:
Accounts receivable	5,854,356	(17,807,291)
Retentions receivable	(232,191)	(1,547,759)
Advances to suppliers	(12,764,507)	(4,761,889)
Other receivables, prepayments and deposits	3,198,367	1,995,914
Inventories	(27,931,844)	(20,659,166)
Increase (decrease) in current liabilities:
Accounts payable	3,807,969	3,635,847
Advance from customers	6,521,146	2,079,159
Taxes payable	(2,975,398)	608,861
Accrued liabilities and other payables	(2,700,390)	128,354

Net cash used in operating activities	(31,422,495)	(19,355,109)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	317,415	(12,593)
Acquisition of property & equipment	(2,453,889)	(3,277,320)
Advance for construction and equipment	(977,463)	-
Disposal of fixed assets	39,418	-
Acquisition of intangible asset	(106,971)	(170,689)
Deposit for land use right	-	(9,448,356)
Notes receivable	701,069	(404,449)
Other receivables-advance to third parties	(5,293,224)	-
Cash acquired from acquisition	448,849	-
Cash paid at acquisition	(13,588,207)	-
Construction in progress	(424,286)	(79,008)

Net cash used in investing activities	(21,337,289)	(13,392,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Warrants exercised	-	85,500
Proceeds from short-term loans	6,461,314	4,407,357
Repayment to short-term loans	-	(4,407,357)
Other payables-advance from third parties	802,606	-
Cash contribution from noncontrolling interest	754,332	-
Payment on notes payable	(771,988)	(1,812,243)

Net cash provided by (used in) financing activities	7,246,264	(1,726,743)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	964,251	230,366

NET DECREASE IN CASH & EQUIVALENTS	(44,549,269)	(34,243,901)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	56,806,471	48,967,992

CASH & EQUIVALENTS, END OF PERIOD	$12,257,202	$14,724,091

Supplemental cash flow data:
Income tax paid	$1,661,821	$1,634,509
Interest paid	$563,269	$137,787

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

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

On June 16, 2009, Taiyu closed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd. (“Siping Beifang”), a company organized under the laws of the People’s Republic of China (“PRC”), to purchase certain assets consisting of the plant, equipment and certain land use rights for RMB 54,000,000 ($7,906,296). Taiyu then transferred all the acquired assets to SmartHeat Siping, the newly incorporated subsidiary. The Company paid RMB 7,250,000 ($1,061,500) upon the completion of inventory inspection, with the remaining purchase consideration paid in full as of June 30, 2011.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

On May 6, 2010, the Company formed SmartHeat (Shanghai) Trading Co., Ltd. (“SmartHeat Trading”) through a nominee to market and expand sales of the Company’s Taiyu-branded products. The Company made a capital contribution of $1.5 million, and controls and is entitled to 100% of the profit or loss of SmartHeat Trading pursuant to an investment agreement dated February 1, 2010.

On January 7, 2011, the Company invested $771,658 for 51% of the equity interest in Hohhot Ruicheng Technology Co., Ltd. (“Ruicheng”), a joint venture formed on December 2, 2010, in Hohhot City, China, for the design and manufacture of heat meters.

On March 3, 2011, the Company completed the acquisition of Gustrower Warmepumpen GmbH (“GWP”), a designer and manufacturer of high efficiency heat pumps in Germany, from Conergy AG for EUR 4,248,082 ($5,898,887) paid at closing. This acquisition will extend the Company’s clean technology heating solutions into the rapidly growing heat pump markets in Europe and China, enabling its customers to purchase technologically advanced heat pumps at competitive prices.

On March 1, 2011, the Company entered into a purchase agreement with Shenyang Bingchuan Refrigerating Machine Limited Company, a Shenyang-based state-owned heat pump manufacturer and designer, which was renamed SmartHeat (Shenyang) Heat Pump Technology Co., Ltd. (“SmartHeat Pump”). The Company paid RMB 50 million ($7.6 million) to acquire 95% of the equity interest in SmartHeat Pump, with the local government retaining the remaining 5% equity interest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s U.S. parent, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, Ruicheng, GWP and SmartHeat Pump. The “Company” refers collectively to SmartHeat’s U.S. parent, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, Ruicheng, GWP and SmartHeat Pump. All significant intercompany accounts and transactions were eliminated in consolidation.

Noncontrolling Interest

The Company follows Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs, previously referred to as minority interests, be treated as a separate component of equity, not as a liability, as was previously the case, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 2011, the Company maintained restricted cash of $2.23 million in several bank accounts, of which $1.46 million was cash deposits from customers for securing payment from such customers no later than the warranty period expiration and approximately $0.77 million was deposits the Company paid to a commercial bank for the bank issuing bank acceptances to the Company’s vendors. Of the total restricted cash at September 30, 2011, $2.08 million will be released to the Company within one year. As of December 31, 2010, the Company maintained restricted cash of $2.5 million in several bank accounts, of which $1.05 million was cash deposits from customers for securing payment from such customers no later than the warranty period expiration and approximately $1.40 million was deposits the Company paid to a commercial bank for the bank issuing bank acceptances to the Company’s vendors. Of the total restricted cash at December 31, 2010, $1.9 million will be released to the Company within one year.

The following table presents in U.S. dollars (“USD”) the amount of cash and cash equivalents held by the Company as of September 30, 2011, and December 31, 2010, based on the jurisdiction where it is deposited. The Company’s U.S. parent holds cash and cash equivalents in U.S. bank accounts denominated in USD.

As of September 30, 2011	United States	China	Germany	Total
Cash in bank	$217,465	$9,725,393	$2,300,060	$12,242,918
Cash on hand	-	14,284	-	14,284
Total cash	$217,465	$10,139,677	$2,300,060	$12,257,202

As of December 31, 2010
Cash in bank	$33,299,040	$23,500,804	$-	$56,799,844
Cash on hand	-	6,627	-	6,627
Total cash	$33,299,040	$23,507,431	$-	$56,806,471

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $11.8 million and $2.3 million at September 30, 2011, and December 31, 2010, respectively.

At September 30, 2011, and December 31, 2010, the Company had retentions receivable from customers for product quality assurance of $4.0 million and $3.6 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date, of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $11,742 and $81,041 at September 30, 2011, and December 31, 2010, respectively. Unearned interest is imputed interest on accounts receivable with due dates over 1 year from the invoice date discounted at the Company’s borrowing rate, which was 6.56% at September 30, 2011, and 5.81% at December 31, 2010.

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
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value of the assets. Fair value generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2011, and December 31, 2010, there were no significant impairments of its long-lived assets.

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

Activity in the Company’s warranty reserve as of and during the period ended September 30, 2011, and as of and during the year ended December 31, 2010, is as follows:

	2011	2010
Beginning balance	$398,292	$675,562
Provisions made or adjusted	(137,000)	(277,270)
Actual costs incurred	(164,851)	-
Ending balance in current liabilities	$96,441	$398,292

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

Research and Development Costs

Research and development costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used and salaries paid for the development department of the Company and fees paid to third parties. Research and development costs for the nine months ended September 30, 2011 and 2010, were $598,117 and $480,572, respectively. Research and development costs for the three months ended September 30, 2011 and 2010, were $85,250 and $260,000, respectively.

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

The Company follows the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (codified in FASB ASC Topic 740). When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. At September 30, 2011, and December 31, 2010, the Company had not taken any significant uncertain tax position on its tax return for 2010 and prior years or in computing its tax provision for 2010.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized when PHEs, heat meters and heat pumps are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue.

The Company’s sales generally provide for 30% of the purchase price on placement of an order, 30% on delivery, 30% upon installation and acceptance of the equipment after customer testing and 10% no later than the termination of the standard warranty period, which ranges from 3 to 24 months from the acceptance date.

Sales revenue is the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products sold in the PRC are subject to a VAT of 17% of the gross sales price. This VAT may be offset by the VAT paid by the Company on raw materials and other materials purchased in China and included in the cost of producing the Company’s finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. GWP, the Company’s German subsidiary, is subject to 19% VAT.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

At September 30, 2011, the Company had VAT receivable of $1,355,642 for its subsidiaries in China, which the Company anticipates collecting within one year. The Company does not experience credit losses with respect to its VAT receivable because it is owed to the Company by the PRC government. The Company classifies its VAT receivable as a current asset because it is an asset that is reasonably expected to be realized (or sold or consumed) within one year or within the Company’s normal operating cycle.

Sales returns and allowances were $0 for the nine months ended September 30, 2011 and 2010. Sales returns and allowances were $0 for the three months ended September 30, 2011 and 2010. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when service is provided. For the nine months ended September 30, 2011 and 2010, revenue from after-sales services after the expiration of the warranty period was $349,300 and 74,000, respectively. For the three months ended September 30, 2011 and 2010, revenue from after-sales services after the expiration of the warranty period was $209,100 and $34,500, respectively.

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

The operations of the Company are located primarily in China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in China, as well as by the general state of the PRC economy.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”), codified in ASC Topic 350, goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its fair value, with the fair value of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the fair values of its reporting units are estimated.

The excess of the purchase price for GWP over the fair value of the net assets acquired of $5.1 million was recorded as goodwill. The excess of the purchase price for SmartHeat Pump over the fair value of the net assets acquired of $5.6 million was recorded as goodwill. As of September 30, 2011, the Company concluded there was no impairment of goodwill for the following reasons: (1) the losses of the acquired businesses are temporary because the Company acquired GWP and SmartHeat Pump in March 2011 and is in the transition process of integrating operations and adjusting business strategies; (2) the Company expects the return on investment from the acquired businesses within three years and believes that its overall market share will be expanded with the contribution of sales and marketing resources from the acquired businesses; and (3) sales contracts for the products of the acquired businesses typically are entered into in the third and fourth calendar quarters.

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

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the nine and three months ended September 30, 2011 and 2010:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(14,369,297)	$16,201,256	$(3,997,119)	$11,106,505

Weighted average shares outstanding - basic	38,582,342	32,804,292	38,601,939	32,811,125
Effect of dilutive securities:
Unexercised warrants and options	-	41,879	-	6,395
Weighted average shares outstanding - diluted	38,582,342	32,846,171	38,601,939	32,817,520

Earnings (loss) per share - basic	$(0.37)	$0.49	$(0.10)	$0.34
Earnings (loss) per share - diluted	$(0.37)	$0.49	$(0.10)	$0.34

Basic and diluted earnings (loss) per share are the same for the nine and three months ended September 30, 2011 and 2010, because the common stock equivalent of the convertible securities outstanding, consisting of unexercised warrants issued to investors and options issued to the Company’s directors and an officer, are antidilutive and, accordingly, were excluded from the computation of diluted earnings (loss) per share. At September 30, 2011 and 2010, options to purchase 35,000 and 6,666 shares of common stock were outstanding and exercisable, respectively, and warrants to purchase 0 and 96,775 shares of common stock were outstanding and exercisable, respectively (see Note 16).

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

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

As of September 30, 2011, and December 31, 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the U.S. parent company are maintained in USD. The functional currency of the Company’s China subsidiaries is the Chinese Yuan Renminbi (“RMB”) and the functional currency of GWP, the Company’s subsidiary in Germany, is the Euro (“EUR”). The accounts of the China subsidiaries and German subsidiary were translated into USD in accordance with SFAS No. 52, “Foreign Currency Translation” (codified in FASB ASC Topic 830). According to SFAS No. 52, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at the historical rates and statement of operations items were translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220).

The RMB to USD exchange rates in effect as of September 30, 2011, and December 31, 2010, were USD$1 = RMB6.3549 and USD$1 = RMB6.6227, respectively. The weighted average RMB to USD exchange rates in effect for the nine months ended September 30, 2011 and 2010, were USD$1 = RMB6.4975 and USD$1 = RMB6.8068, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

The EUR to USD exchange rate in effect as of September 30, 2011, was USD$1 = EUR0.7354. The weighted average EUR to USD exchange rate in effect for the nine months ended September 30, 2011, was USD$1 = EUR0.7027. The exchange rates used in translation from EUR to USD were published by OANDA Rates.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

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

SFAS No. 131 has no effect on the Company’s financial statements as management determined that substantially all of the Company’s operations are conducted in one industry segment.

The following table sets forth a summary of sales by product line for the nine and three months ended September 30, 2011 and 2010:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(in millions)
PHEs	$14.19	$40.89	$7.12	$23.68
PHE Units	13.23	33.81	7.95	19.98
Heat meters	2.45	8.91	0.75	7.82
Heat pumps	1.67	-	0.75	-
	$31.54	$83.61	$16.57	$51.48

Reclassifications

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period.

New Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income.” Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently assessing the effect that the adoption of this pronouncement will have on its financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

3. INVENTORIES

Inventories at September 30, 2011, and December 31, 2010, were as follows:

	2011	2010
Raw materials	$34,946,366	$15,803,040
Work in process	1,675,221	3,157,799
Finished goods	21,586,378	7,624,523
Total	$58,207,965	$26,585,362

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with the bank or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. At September 30, 2011, and December 31, 2010, the Company had notes receivable of $802,075 and $1,457,457, respectively. As of September 30, 2011, the Company is contingently liable for the notes endorsed to vendors in the amount of $423,000.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2011, and December 31, 2010:

	2011	2010
Building	$4,748,457	$4,556,445
Production equipment	7,234,813	3,923,521
Office equipment	966,0078	794,816
Vehicles	946,547	711,798
Total	13,895,825	9,986,580
Less: Accumulated depreciation	(2,465,993)	(1,605,561)
Net	$11,429,832	$8,381,019

Depreciation for the nine months ended September 30, 2011 and 2010, was $821,800 and $518,700, respectively. Depreciation for the three months ended September 30, 2011 and 2010, was $300,200 and $119,600, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at September 30, 2011, and December 31, 2010, respectively:

	2011	2010
Advanced to third parties	$5,293,224	$2,076,862
Deposit for public bids of sales contracts	1,196,958	846,739
Deposit for acquisition of SmartHeat Pump	-	1,834,600
Prepayment for freight and related insurance expenses	611,391	115,542
Other deposits	87,957	53,289
Advance to employees	1,197,462	600,427
Other	1,151,528	774,313
Total	$9,538,520	6,301,772

Advanced to third parties were short-term advances to unrelated parties with payment usually due within a year and includes advance to Siping Beifang Heat Exchanger Manufacture Co., Ltd. (“Siping Beifang”, see Note 1) of RMB 22 million ($3.5 million), non-interest bearing and due on December 9, 2011. Deposits for public bidding represented the deposits for bidding on expected contracts, which will be returned to the Company after the bidding process is completed, usually within three to four months from the payment date. Prepayment for freight and related insurance expenses represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products. Deposits mainly consisted of deposits for rents, payroll expense and utilities. Advanced to employees represented short-term loans to employees and advances for business trips and related expenses. Other receivables, prepayments and deposits are reimbursed or settled within 12 months.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

7. INTANGIBLE ASSETS

Intangible assets consisted mainly of land use rights, trademark, computer software, know-how technology, customer list and covenant not to compete. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2005 for $440,000 (RMB 3,549,682). In June 2009, the Company acquired land use rights for $3.1 million from Siping Beifang. In November 2010, the Company’s subsidiary, SmartHeat Energy, acquired land use rights for $10.1 million. The Company has the right to use the land for 50 years and is amortizing such rights on a straight-line basis for 50 years.

Intangible assets consisted of the following at September 30, 2011, and December 31, 2010, respectively:

	2011	2010
Land use rights	$14,507,293	$13,884,020
Know-how technology	874,421	275,345
Customer list	206,119	197,784
Covenant not to compete	112,128	107,593
Software	513,566	403,680
Trademark	286,429	-
Total	16,499,956	14,868,422
Less: Accumulated amortization	(1,100,764)	(624,688)
Net	$15,399,192	$14,243,734

Amortization of intangible assets for the nine months ended September 30, 2011 and 2010, was $430,600 and $191,000, respectively. Amortization of intangible assets for the three months ended September 30, 2011 and 2010, was $151,300 and $67,000, respectively. Annual amortization expense for the next five years from September 30, 2011, is expected to be $588,000, $566,000, $440,000, $421,000 and $405,000.

8. CONSTRUCTION IN PROGRESS

The Company had construction in progress of $518,433 at September 30, 2011, with two ongoing projects. SmartHeat Energy is building a factory with a total estimated cost of $9 million, of which the Company has paid $451,000 as of September 30, 2011, and expects this construction to be completed by June 2012. SmartHeat Siping has a construction project of $68,000 for the laying of a foundation for its machinery installation. This foundation project will be completed in 2011, with remaining cost to complete of $20,000.

9. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2011, and December 31, 2010:

	2011	2010
Income tax payable	$-	$1,866,569
Value-added tax payable	-	117,779
Other taxes payable	26,357	16,108
Total taxes payable	$26,357	$2,000,456

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2011, and December 31, 2010:

	2011	2010
Advance from third parties	$802,606	$132,890
Payable to Siping Beifang	-	1,238,166
Other payables	1,211,577	952,593
Warranty reserve (See Note 2)	96,441	398,292
Accrued expenses	113,314	317,840
Total	$2,223,938	$3,039,701

Advance from third parties were short-term, non-interest-bearing advances from third parties. Other payables consisted of payables for the Company’s miscellaneous expenses including postage, business insurance, employee benefits, bidding fee, etc. Accrued expenses mainly consisted of accrued purchases, interest and utility.

11. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued by a bank. The Company deposited a portion of the acceptance amount into the bank. The terms of the notes range from 3-6 months and bear no interest. At September 30, 2011, and December 31, 2010, the Company deposited $1.5 million and $2.2 million with the bank as restricted cash for the bank issuing the notes. The restricted cash is refundable when the notes are repaid.

12. LOANS PAYABLE - BANK

The Company was obligated for the following short-term loans as of September 30, 2011, and December 31, 2010:

	2011	2010
From a commercial bank in the PRC for RMB 5,000,000 entered into on October 19, 2010. The loan bore interest at 6.94% with maturity on October 18, 2011 but was repaid in September 2011. The loan was pledged by bank deposit.	$-	$754,979
From a commercial bank in the PRC for RMB 17,000,000 entered into on June 1, 2010. The loan bore interest at 5.31% with maturity on June 30, 2011. The loan was guaranteed by a third party. The loan was paid in full when it matured.	-	2,566,929
From a commercial bank in the PRC for RMB 13,000,000 entered into on August 9, 2010. The loan bore interest at 5.31% with maturity on June 30, 2011. The Company pledged its building and land use rights for this loan. The loan was paid in full when it matured.	-	1,962,946
From a commercial bank in the PRC for RMB 25,000,000 entered into on September 14, 2010. The loan currently bears interest at 7.22% with maturity on September 13, 2011, and was renewed until September 13, 2012. The loan was pledged by bank deposit.	3,933,972	3,774,895
From a commercial bank in the PRC for RMB 10,000,000 entered into on June 27, 2011. The loan currently bears interest at 7.57% with maturity on June 27, 2012. The loan was pledged by bank deposit.	1,573,589	-
From a commercial bank in the PRC for RMB 50,000,000 entered into on June 29, 2011. The loan currently bears interest at 6.94% with maturity on January 27, 2012. The loan was guaranteed by SanDeKe.	7,867,944	-
From a commercial bank in the PRC for RMB 3,000,000 entered into on June 30, 2011. The loan currently bears interest at 6.63% with maturity on June 29, 2012. The loan was guaranteed by a third party.	472,077	-
From a commercial bank in the PRC for RMB 5,000,000 entered into on July 6, 2011. The loan currently bears interest at 6.63% with maturity on July 5, 2012. The loan was guaranteed by a third party.	786,795	-
From a commercial bank in the PRC for RMB 3,000,000 entered into on July 15, 2011. The loan currently bears interest at 6.89% with maturity on July 14, 2012. The loan was guaranteed by a third party.	472,077	-
From a commercial bank in the PRC for RMB 1,600,000 entered into on August 1, 2011. The loan currently bears interest at 6.89% with maturity on July 31, 2012. The loan was guaranteed by a third party.	251,774	-
From a commercial bank in the PRC for RMB 3,300,000 entered into August 16, 2011. The loan currently bears interest at 6.89% with maturity on August15, 2012. The loan was guaranteed by a third party.	519,284	-
From a commercial bank in the PRC for RMB 1,100,000 entered into on August 23, 2011. The loan currently bears interest at 6.89% with maturity on August 22, 2012. The loan was guaranteed by a third party.	173,095	-
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 21, 2011. The loan currently bears interest at 7.22% with maturity on September 20, 2012. The loan was pledged by bank deposit.	786,794	-
	$16,837,401	$9,059,749

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by the same third party company, the guarantee term is one year and the Company is not required to pay for this guarantee service as the Company provides the same guarantee service to loans of the third party company in return. As of September 30, 2011, the Company has signed a contract to provide guarantee of up to RMB 30 million ($4.7 million) in loans for this third party company.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

13. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe and SmartHeat Pump, and bad debt allowance booked by the Company which was not allowed per tax purpose. As of September 30, 2011, and December 31, 2010, deferred tax asset (liability) consisted of the following:

	2011	2010
Deferred tax asset — current (bad debt allowance)	$1,844,905	$380,232
Less: valuation allowance	(1,844,905)	-
Deferred tax asset － current, net	-	380,232
Deferred tax asset — noncurrent (depreciation of fixed assets)	-	22,266

Deferred tax liability — noncurrent (depreciation of fixed assets)	$212,475	$-

14. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat, the parent company, was incorporated in the U.S. and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has net operating loss carry forwards for income taxes of approximately $2.54 million at September 30, 2011, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. According to the new income tax law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Taiyu was recognized as a new high-tech enterprise and registered its status with the tax bureau, providing it with an income tax rate of 15% from 2009 through 2011. Taiyu currently is in the process of renewing its high-tech enterprise status, which is reviewed annually by the local PRC government. SanDeKe is exempt from income tax for two years starting from its first profitable year and is entitled to a 50% discount on the income tax rate from 2010 through 2012. The income tax rate for SanDeKe is 12% and 11% for 2011 and 2010, respectively.

SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Pump, Ruicheng and SmartHeat Trading are subject to the regular 25% PRC income tax rate. GWP is subject to a 15% corporate income tax in Germany.

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for the nine and three months ended September 30, 2011 and 2010:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
U.S. statutory rates	(34.0)%	34.0%	(34.0)%	34.0%
Tax rate difference	8.57%	(9.4)%	9.36%	(9.2)%
Effect of tax holiday	6.91%	(10.7)%	4.70%	(10.2)%
Others	(0.37)%	0.3%	(1.30)%	0.2%
Valuation allowance	18.85%	1.7%	70.43%	1.1%
Tax (benefit) per financial statements	(0.04)%	15.9%	49.19%	15.9%

The provision for income tax (benefit) for the nine and three months ended September 30, 2011 and 2010, consisted of the following:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Income tax expense - current	$93,430	$3,082,342	$125,019	$2,101,004
Income tax benefit - deferred	(98,589)	(23,160)	1,197,881	(8,128)
Total income tax expense (benefit)	$(5,159)	$3,059,182	$1,322,900	$2,092,876

15. STATUTORY RESERVES AND RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s PRC subsidiaries.

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the board of directors for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, and Ruicheng were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. As of September 30, 2011, the Company has met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40 million in registered capital by April 2015 (see Note 17).

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide surplus reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the board of directors, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. SmartHeat Energy, SmartHeat Trading and SmartHeat Pump were established as domestic enterprises and therefore are subject to the above-mentioned restrictions on distributable profits.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company as a dividend.

16. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, the Company sold 1,630,000 units consisting of one share of the Company’s common stock and a 3-year warrant to purchase 15% of one share of the Company’s common stock for $6.00 per share, at $3.50 per unit, for approximately $5.7 million. The Company issued warrants to purchase 244,500 shares of its common stock. In connection with the private placement, the Company paid commissions of $340,000 and issued warrants to purchase 148,500 shares of its common stock to placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require the Company to settle in its own shares. There is no provision for cash settlement, except in lieu of fractional shares. Net proceeds of approximately $5.1 million were received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 15%; and term of 3 years. The value of the warrants was $70,246. During 2009, warrants to purchase 281,975 shares were exercised at $6.00 per share for $1,691,850. During 2010, warrants to purchase 14,250 shares were exercised at $6.00 per share for $85,500. All outstanding warrants expired unexercised on August 22, 2011.

Following is a summary of the warrant activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2010	96,775	$6.00	0.51
Exercisable at December 31, 2010	96,775	$6.00	0.51
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(96,775)	-	-
Outstanding at September 30, 2011	-	$-	-
Exercisable at September 30, 2011	-	$-	-

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

Stock Options to Independent Directors and Employee

On July 17, 2008, the Company granted non-statutory stock options to each of its two independent U.S. directors. The terms of each option are 10,000 shares at an exercise price per share of $4.60, with a life of five years and vesting over three years as follows: 3,333 shares vest on July 17, 2009; 3,333 shares vest on July 17, 2010; and 3,334 shares vest on July 17, 2011, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 15%, risk-free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

On July 31, 2009, one of the Company’s independent U.S. directors voluntarily retired. As such, he forfeited his right to his unvested options to purchase 6,667 shares. Upon his termination as director, any vested portion of the grant remained exercisable for 90 days following termination under the terms of the option grant. Accordingly, the 3,333 vested options expired unexercised as of October 29, 2009.

On February 1, 2010, the Company issued stock options to an employee. The terms of the options are 50,000 shares at an exercise price per share of $11.85, with a life of five years and vesting over two years as follows: 25,000 shares vest on June 30, 2011 and 25,000 shares vest on June 29, 2012. The options were valued using a volatility of 74%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant-date fair value of the options was $367,107.

Based on the fair value method under SFAS No. 123 (Revised), “Share Based Payment” (“SFAS 123(R)”) (codified in FASB ASC Financial Instruments, Topic 718 & 505), the fair value of each stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model has assumptions for risk-free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for U.S. Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate. The fair value of each option grant to independent directors is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award.

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2010	60,000	$10.32	3.76
Exercisable at December 31, 2010	6,666	$4.60	2.54
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2011	60,000	$10.32	3.01
Exercisable at September 30, 2011	35,000	$4.60	1.79

There were no options exercised during the nine months ended September 30, 2011 and 2010. The Company recorded $121,946 and $142,869 as compensation expense for stock options during the nine months ended September 30, 2011 and 2010, respectively. There were no options exercised during the three months ended September 30, 2011 and 2010. The Company recorded $19,215 and $87,895 as compensation expense for stock options during the three months ended September 30, 2011 and 2010, respectively.

On April 18, 2011, the Company issued 50,000 shares of stock to an employee as a bonus. The Company recorded $150,500 as stock compensation expense during the nine months ended September 30, 2011.

Stock Issued for Consulting Service

On January 1, 2010, the Company entered into a one-year service agreement with a consultant to provide business development assistance and engineering advice regarding the sales and marketing of the Company’s products. On July 16, 2010, the Company and consultant amended the compensation terms under the consulting agreement. The Company compensated the consultant on a quarterly basis at $6,250 and 500 restricted shares of the Company’s common stock in 2010. Starting from 2011, the Company compensated the consultant on a quarterly basis at $6,250.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

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

Lease Agreements

The Company leased offices for its sales representative in several different cities in China under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the nine months ended September 30, 2011 and 2010, was approximately $325,200 and $142,000, respectively. Rental expense for the three months ended September 30, 2011 and 2010, was approximately $72,800 and $71,000, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow for the allocation of capital to new businesses in China separate from its existing subsidiaries and operations. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its underwritten public offering that closed on September 22, 2009. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy, a wholly owned subsidiary in Shenyang with registered capital of $30 million, subsequently satisfied out of the registered capital of SmartHeat Investment, for the research, development, manufacturing and sale of energy products. As of September 30, 2011, the Company is committed to contribute the remaining $40 million in registered capital to SmartHeat Investment by April 2015. The Company plans to satisfy this contribution through cash flow provided by operations and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date. If the Company is unable to make the required capital contribution to registered capital, the Company may be subject to a negotiated penalty related to the unsatisfied portion of registered capital. If the Company chooses to pay the penalty, the Company can request that its registered capital be reduced to the amount already paid or to another amount that can be completed by a new due date. The Company may also apply for a grace period, or may apply to reduce its registered capital prior to the payment becoming due.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

18. CONTINGENCIES

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments in China and foreign currency exchange. The Company’s results may be adversely affected by changes in PRC government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad and rates and methods of taxation, among other things.

The Company’s sales, purchases and expense transactions in China are denominated in RMB and all of the Company’s assets and liabilities in China are also denominated in RMB. The RMB is not freely convertible into foreign currencies under the current PRC law. In China, foreign exchange transactions are required by law to be transacted only by authorized financial institutions. Remittances in currencies other than RMB may require certain supporting documentation in order to affect the remittance.

19. ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

On March 3, 2011, the Company completed the acquisition of GWP, a designer and manufacturer of high efficiency heat pumps. This acquisition will extend the Company’s clean technology heating solutions into the rapidly growing heat pump markets in Europe and China, enabling its customers to purchase technologically advanced heat pumps at competitive prices. The purchase price was EUR 4,248,082 ($5,898,887), which was negotiated based on a two-times multiple of GWP’s projected net income over the three years following the acquisition, and was paid at closing.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values of the assets acquired and liabilities assumed at agreement date were used for the purpose of purchase price allocation. The Company determined that little or no identifiable intangible assets, consisting of outstanding patents, technology and customer lists, were acquired with GWP based on the Company’s due diligence and discussions with the seller. Accordingly, the excess of the purchase price over the fair value of the net assets acquired of $5,134,627 was recorded as goodwill.

Cash	$239,686
Accounts receivable	137,185
Other receivables	24,254
Inventory	667,412
Property and equipment	350,382
Goodwill	5,134,627
Accounts payable	(536,907)
Other payables	(117,752)
Purchase price	$5,898,887

On March 1, 2011, the Company entered into a purchase agreement with SmartHeat Pump, a Shenyang-based state-owned heat pump manufacturer and designer. The Company paid RMB 50 million ($7.6 million) to acquire 95% of the equity interests in SmartHeat Pump, with the local government retaining the remaining 5% equity interest. The purchase price was negotiated based on a two-times multiple of the projected net income of SmartHeat Pump over the three years following the acquisition.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of the SmartHeat Pump acquisition. The fair values of the assets acquired and liabilities assumed at the agreement date were used for the purpose of purchase price allocation. The Company determined that little or no identifiable intangible assets, consisting of outstanding patents, technology and customer lists, were acquired with SmartHeat Pump based on the Company’s due diligence and discussions with the seller. Accordingly, the excess of the purchase price over the fair value of the net assets acquired of $5,629,951 was recorded as goodwill.

Cash	$189,438
Accounts receivable	920,463
Other receivable	263,220
Inventory	1,265,455
Property and equipment	759,341
Intangible assets	858,409
Goodwill	5,629,951
Accounts payable	(446,334)
Other payable and accrued expenses	(686,195)
Short-term loan	(760,433)
Deferred tax liability	(285,069)
Noncontrolling interest	(103,915)
Purchase price	$7,604,331

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED) AND 2010

The amounts of revenue and earnings (loss) of GWP and SmartHeat Pump since their respective acquisition dates included in the consolidated income statement for the nine months ended September 30, 2011, are $1,245,558 and $(955,266) for GWP, and $1,605,701 and $(1,080,012) for SmartHeat Pump, respectively.

The following unaudited pro forma consolidated results of operations for SmartHeat for the nine months ended September 30, 2011 and 2010, presents the operations of SmartHeat, GWP and SmartHeat Pump as if the acquisitions occurred at January 1, 2011 and 2010, respectively. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	2011	2010
Net sales	$31,941,435	$88,074,205
Cost of goods sold	21,333,437	57,277,335

Gross profit	10,607,998	30,796,870
Total operating expenses	25,172,723	12,675,369

Income (loss) from operations	(14,564,725)	18,121,501
Total non-operating income (expenses)	(397,771)	425,108

Income (loss) before income tax	(14,962,496)	18,546,609
Income tax expense	(5,151)	(3,059,436)

Net income (loss) before noncontrolling interest	(14,957,345)	15,487,174
Less:Loss attributable to noncontrolling interest	160,113	29,578
Net income (loss) to SmartHeat Inc.	$(14,797,232)	$15,516,752

Weighted average shares outstanding	38,582,342	32,804,292

Earnings (loss) per share	$(0.38)	$0.47

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

We were incorporated in the State of Nevada on August 4, 2006, under the name Pacific Goldrim Resources, Inc., as an exploration stage corporation that intended to engage in exploration for silver, lead and zinc. On April 14, 2008, we changed our name to SmartHeat Inc. and acquired all of the equity interests in Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd. (“Taiyu”), a privately held company formed under the laws of the PRC engaged in the design, manufacture, sale and servicing of PHE products in China. After the relevant PRC government agency approved our subscription of 71.6% of the registered capital increase of Taiyu on July 29, 2008, PRC approval of Taiyu becoming our wholly owned subsidiary was obtained on June 3, 2009, when the transfer by the three original owners of Taiyu of their remaining 28.4% ownership of Taiyu to us was officially recognized.

As an expansion of our business, we acquired SanDeKe Co., Ltd. (“SanDeKe”), a Shanghai-based manufacturer of PHEs, on September 25, 2008. On June 16, 2009, we completed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd. (“Siping Beifang”) to set up a new manufacturing facility under our newly incorporated subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd. (“SmartHeat Siping”). On August 14, 2009, we formed Beijing SmartHeat Jinhui Energy Technology Co., Ltd. (“Jinhui”), a joint venture in Beijing of which we own 52% with total registered capital of RMB 10 million ($1.46 million), to provide consulting services and expand our sales of PHEs into new industries and regions of China. On April 7, 2010, we formed SmartHeat (China) Investment Co., Ltd. (“SmartHeat Investment”), an investment holding company and wholly owned subsidiary in Shenyang with registered capital of $70 million for our investment in and establishment of new companies and businesses in China. On April 12, 2010, SmartHeat Investment formed SmartHeat (Shenyang) Energy Equipment Co., Ltd. (“SmartHeat Energy”), a wholly owned subsidiary with registered capital of $30 million for the research, development, manufacturing and sales of energy products. On May 6, 2010, we formed SmartHeat (Shanghai) Trading Co., Ltd. (“SmartHeat Trading”) through a nominee to market and expand sales of our Taiyu-branded products in China. On December 2, 2010, we formed Hohhot Ruicheng Technology Co., Ltd. (“Ruicheng”), a joint venture in Hohhot City, China, for the design and manufacture of heat meters, of which we acquired 51% of the equity interest for our investment of $771,658 on January 7, 2011. On March 3, 2011, we completed the acquisition of Gustrower Warmepumpen GmbH (“GWP”), a designer and manufacturer of high efficiency heat pumps in Germany, for EUR 4,248,082 ($5,898,887) paid at closing. The acquisition of GWP will extend our clean technology heating solutions into the rapidly growing heat pump markets in Europe and China, enabling our customers to purchase technologically advanced heat pump technology at competitive prices. On March 1, 2011, we entered into a purchase agreement with Shenyang Bingchuan Refrigerating Machine Limited Company, a Shenyang-based state-owned heat pump manufacturer and designer renamed SmartHeat (Shenyang) Heat Pump Technology Co., Ltd. (“SmartHeat Pump”). We paid RMB 50 million ($7.6 million) to acquire 95% of the equity interest in SmartHeat Pump, with the local government retaining the remaining 5% equity interest.

Our Corporate Structure

We are a U.S. holding company with no material assets other than the ownership interests of our subsidiaries through which we design, manufacture and sell our clean technology PHEs and related systems. Taiyu, SanDeKe, SmartHeat Siping and SmartHeat Investment are our wholly foreign-owned enterprises (“WFOEs”) authorized by their respective business licenses to operate our businesses in China. GWP is our wholly owned subsidiary in Germany. We own 52% and 51%, respectively, of the equity interests of our PRC-based joint ventures, Jinhui and Ruicheng. SmartHeat Energy is a wholly owned subsidiary of SmartHeat Investment. Taiyu owns 95% of the equity interests of SmartHeat Pump. We control SmartHeat Trading through an investment agreement, dated February 1, 2010 (the “SmartHeat Trading Agreement”), entered into with the nominee owner of SmartHeat Trading, Cleantech Holdings Inc., a British Virgin Islands company (“Cleantech Holdings”). We have no direct ownership interest in SmartHeat Trading or Cleantech Holdings; instead, pursuant to the SmartHeat Trading Agreement, we invested $1.5 million as the registered capital of SmartHeat Trading in exchange for our right to control 100% of the shareholder rights in SmartHeat Trading and our rights to 100% of its profit or loss.

Our corporate structure as of the date of this report is set forth in the following diagram:

(1)           We control and are entitled to 100% of the profit or loss of SmartHeat Trading pursuant to contractual arrangements between SmartHeat and the nominee owner of SmartHeat Trading. We have no direct ownership interest in SmartHeat Trading.

Principal Factors Affecting Our Financial Performance

Our revenues are subject to fluctuations due to the timing of sales of high-value products, the impact of seasonal spending patterns, the timing and size of projects our customers perform, changes in overall spending levels in the industry, changes in PRC government fiscal policies, inflation in China and other unpredictable factors that may affect customer ordering patterns. Our revenues may fluctuate significantly due to the seasonal nature of central heating services in the PRC because the equipment used in residential buildings must be delivered and installed prior to the beginning of the heating season in late fall, which occurs during the third and fourth calendar quarters in China. Additionally, any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a sequential decline in quarterly revenue.

In response to inflationary concerns, the PRC government instituted tightened fiscal policies in 2011 that have contributed to a general slowdown in many sectors of China’s economy and restricted bank lending practices. Historically, approximately 40% of our customers, representing the majority of our total sales, consist of state-owned enterprises in China. Many of these customers, the majority of whom are real estate developers, have encountered difficulties in 2011 in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our products. Accordingly, the deflationary policy of the PRC government affected the number of new sales of our PHE Units and PHEs as certain state-owned enterprises deferred the bidding for new projects in the first half of 2011 because of their working capital difficulties or abandoned existing projects. The decline in new projects among state-owned enterprises and increased peer competition contributed to a decline in sales of our PHE Units and PHEs in 2011. We also canceled contracts with certain of these state-owned customers that were unable to make payments or that had requested adjustments to their payment terms in response to their financial difficulties. Although these events caused a decrease in our sales in 2011, we expect that a portion of the canceled PHE Unit and PHE orders will be reinstated and contracts that have been partially delayed will be performed within this fiscal year or 2012, reducing the impact of the drop in our sales over the long term. Furthermore, we plan to diversify our reliance on the PRC market as we integrate the European business of GWP, which we acquired in March 2011.

Our revenues also may fluctuate significantly due to material costs, which normally account for approximately 80% of our cost of sales. We have experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless steel used to produce plates for our PHEs and PHE Units. We monitor the commodities markets for pricing trends and changes, but we do not engage in hedging transactions to protect against raw material fluctuations. Instead, we attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance based on production needs and projected sales. We typically experience significantly stronger sales during the second half of the year, which is the start of the fall and winter seasons in China, during which we historically generate approximately 74% of our revenue. Accordingly, we have increased our inventory and advances to suppliers during the first three quarters of 2011 in anticipation of our historical high season for production. Although we currently are able to obtain adequate supplies of raw materials, it is impossible to predict future availability or cost. Unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our cash flows and ability to meet the demands of our customers, which could result in the loss of future sales.

Our profitability generally depends upon the margin between the cost to us of certain goods used in the manufacturing process, such as plates, pumps, water tanks, sensors, controlling systems and other raw materials, as well as our fabrication costs associated with converting such goods and raw materials compared to the selling price of our products, and the overall supply of raw materials. It is our intention to base the selling prices of our products upon the associated raw materials costs to us, which typically make up approximately 80% of total cost. We may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of raw materials through to our customers, however, and there may be a time lag as we bid on new projects and renegotiate pricing with our existing customers.

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

Principle of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s U.S. parent and its subsidiaries, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, Ruicheng, GWP and SmartHeat Pump. The “Company” refers collectively to SmartHeat’s U.S. parent, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, Ruicheng, GWP and SmartHeat Pump. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which include property, plant and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The following are indicators management considers in determining whether it is necessary to test assets for impairment in accordance with ASC 360-10-35-21:

•	Significant decrease in the market price of a long-lived asset or asset group;
•	Significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition;
•	Significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator;
•	Accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group;
•
Current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; and

•	Current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value of the assets. Fair value generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. We believe at this time that the carrying amounts and useful lives of our long-lived assets continue to be appropriate; there can be no assurance, however, that there will not be significant changes from our current forecasts, which could result in future impairment charges.

Revenue Recognition

Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605). Sales revenue is recognized when PHEs heat meters, and heat pumps are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of ours exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue.

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

Recent Accounting Pronouncements

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income.” Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. In addition, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently assessing the effect that the adoption of this pronouncement will have on our financial statements.

Results of Operations

Nine Months Ended September 30, 2011, Compared to the Nine Months Ended September 30, 2010

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$31,543,940		$83,613,250
Cost of sales	21,025,243	66.7%	54,177,914	64.8%
Gross profit	10,518,697	33.3%	29,435,336	35.2%
Operating expenses	24,673,070	78.2%	10,595,119	12.7%
Income (loss) from operations	(14,154,373)	(44.9)%	18,840,217	22.5%
Other income (expenses), net	(369,810)	(1.2)%	403,259	0.5%
Income tax expense (benefit)	(5,159)	(0)%	3,059,182	3.7%
Noncontrolling interest	(149,727)	(0.5)%	(16,962)	0%
Net income (loss) to the Company	$(14,369,297)	(45.6)%	$16,201,256	19.4%

Sales. Net sales in the nine months ended September 30, 2011, were $31.54 million, consisting of $13.23 million for PHE Units, $14.19 million for PHEs, $2.45 million for heat meters and $1.67 million for heat pumps, while our net sales in the same period of 2010 were $83.61 million, consisting of $33.81 million for PHE Units, $40.89 million for PHEs and $8.91 million for heat meters, an overall decrease of $52.07 million or 62%. The decrease in sales was due primarily to a 49% decrease in sales volume for the nine months ended September 30, 2011, compared to the same period in 2010. The sales volume of PHE Units decreased 50% compared to the same period of 2010, PHEs decreased 38% and heat meters decreased 62%. We began sales of heat pumps in 2011. The decrease in sales volume resulted from tightened fiscal policy in China, which has contributed to a general slowdown in many sectors of the Chinese economy and caused the abandonment of certain projects by customers. Most of our customers are real estate developers that encountered difficulties in obtaining loans typically used to finance the purchase of our products, which resulted in an unexpected cancelation of orders and delays in the performance of PHE Unit and PHE contracts. In addition, we re-evaluated the credit and payment history of our customers and determined to give up certain customers based on our review.

We have a strict review process for approving each sales contract, especially with respect to the determination of a sales price. The sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending mainly on each customer’s specific requirements and our negotiation of the contract amount and term. We believe our marketing policy remains successful and have maintained the same program as last year, but we adjusted our pricing policy in 2011 in order to obtain more contracts. The decrease of average selling price, in addition to decreased sales volume, resulted in a decrease of sales across product lines for the nine months ended September 30, 2011, compared to the same period of 2010.

Cost of Sales. Cost of sales for the nine months ended September 30, 2011, was $21.03 million, while our cost of sales for the same period of 2010 was $54.18 million, a decrease of $33.15 million or 61%. Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead. Materials cost is normally 80% of total cost, while factory overhead cost is about 15% and labor cost is about 5%. The decrease in cost of sales is attributable to the decrease in production and sales volume in the nine months ended September 30, 2011. Cost of sales as a percentage of sales was 66.7% for the nine months ended September 30, 2011, and 64.8% for the same period of 2010, an increase of 1.9%. The slight increase in cost of sales as a percentage of sales was due to overall inflation in China, which resulted in a 3% pricing increase of our raw material purchases and a nearly 10% increase of labor cost. Also, due to significant decreased production volume, the overhead cost absorbed by individual products increased for the nine months ended September 30, 2011, compared to the same period in 2010. The gross profit margin of SmartHeat Pump, our subsidiary acquired in March 2011, was break even due to low production, high research and development expense and adjusted marketing strategy. In order to ease the pressure from inflation, we implemented new controls over our purchasing process and raw material pricing by adopting a new budgetary control system to monitor our fixed costs and continued improvements to our manufacturing process to decrease labor cost and improve manufacturing efficiency.

Gross Profit. Gross profit was $10.52 million for the nine months ended September 30, 2011, compared to $29.44 million in the same period of 2010, or gross profit margins of 33.3% and 35.2%, respectively. The decreased gross profit was due primarily to inflation-related increases to our production costs, including increased prices for raw material, increased labor cost and decreased production volume.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $24.67 million for the nine months ended September 30, 2011, compared to $10.60 million for the same period of 2010, an increase of $14.08 million or 133%. Operating expenses as a percentage of sales were 78.2% in the nine months ended September 30, 2011, compared to 12.7% in the same period of 2010. The increase in operating expenses mainly resulted from increased bad debt allowance of approximately $8.91 million and expansion of our business, which included additional costs of hiring more sales personnel, higher depreciation expense, training our marketing team and establishing new sales offices in more regions of China.

We recorded a bad debt allowance of $8.91 million for the nine months ended September 30, 2011, primarily attributed to payment delays caused by the working capital difficulties of many of our state-owned customers. Due to the current deflationary fiscal policy of the PRC government, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, both of which typically are used to finance the purchase of our products, which resulted in unexpected delays in paying our accounts receivable in a timely manner. Generally, we account for 50% of the amount of accounts receivable with aging over 180 days and 100% of the amount of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and believe that a substantial portion of the bad debt will be repaid as the Chinese government restores grants and credit policies. We believe the government’s stringent fiscal policy impacting our customers will be temporary and the expansion and training of our marketing team and other employees to date will increase sales and improve the efficiency of our operations. Nevertheless, we will institute a rigorous program of cost cutting to continue to tightly control our budget and implement additional cost control measures, including a review of the staffing levels of our employees in response to the decrease in revenue.

As part of our strategy to expand market share in China, consolidate management and reduce reliance on our current state-owned customers that have encountered financial difficulties in 2011, we increased sales personnel and management. This strategy includes the opening of additional branch offices and centralizing management over sales and marketing across subsidiaries, which increased costs for personnel, training and rent in the nine months ended September 30, 2011. We hired 270 more employees in the nine months ended September 30, 2011, resulting in an increase of employee compensation and employee welfare and benefit expenses of $2.10 million. Our after-sales service cost increased $0.16 million, rental expenses increased $0.15 million, technology consulting fees increased $0.46 million, R&D expense increased $0.13 million and new plant expenses increased $0.35 million in the nine months ended September 30, 2011 over the same period in 2010. Our legal, audit and related expenses were approximately $662,000 in the nine months ended September 30, 2011, in connection with the acquisitions of GWP and SmartHeat Pump in March 2011. In addition, we canceled certain contracts with some of our state-owned customers that have experienced financial difficulties attributed to the current deflationary policy in China.

Other income (expenses), net. Our other expense for the nine months ended September 30, 2011, was $369,810 compared to net other income of $403,259 for the same period of 2010, a decrease of $773,069 or 192%. The decrease was due mainly to increased interest expenses of $0.55 million from increased short-term loans and increased foreign exchange transaction loss of $0.46 million.

Income tax expense (benefit). We had income tax benefit of $5,159 for the nine months ended September 30, 2011, compared to income tax expense of $3.06 million for the same period of 2010. The effective income tax rate for the nine months ended September 30, 2011, was 0% compared to 15.9% for the same period of 2010 as a result of our loss.

Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. According to the new income tax law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Taiyu was recognized as a new high-tech enterprise and registered its status with the tax bureau, providing it with an income tax rate of 15%. The local PRC government reviews the high-tech status of such enterprises annually. SanDeKe is exempt from income tax for two years starting from its first profitable year and is entitled to a 50% discount on the income tax rate from 2010 through 2012. The income tax rate for SanDeKe is 12% and 11% for 2011 and 2010, respectively.

SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Pump, Ruicheng and SmartHeat Trading are subject to the regular 25% PRC income tax rate. GWP is subject to a 15% corporate income tax in Germany.

Net Income (Loss). Our net loss for the nine months ended September 30, 2011, was $14.37 million compared to net income of $16.20 million for the same period of 2010, a decrease of $30.57 million or 189%. Net loss as a percentage of sales was 45.6% in the nine months ended September 30, 2011, and net income as a percentage of sales was 19.4% in the 2010 period. This decrease in net income was attributable to the decrease of net sales and increased bad debt allowance reserve and other operating expenses.

Three Months Ended September 30, 2011, Compared to the Three Months Ended September 30, 2010

The following table sets forth the results of our operations for the years indicated as a percentage of net sales:

	2011		2010
	$	% of Sales	$	% of Sales
Sales	$16,573,890		$51,476,821
Cost of sales	11,263,003	68.0%	33,061,854	64.2%
Gross profit	5,310,887	32.0%	18,414,967	35.8%
Operating expenses	7,846,299	47.3%	5,396,756	10.5%
Income (loss) from operations	(2,535,412)	(15.3)%	13,018,211	25.3%
Other income (expenses), net	(153,810)	(0.9)%	178,938	0.3%
Income tax expense (benefit)	1,322,900	8%	2,092,876	4.0%
Noncontrolling interest	(15,003)	(0.1)%	(2,232)	-%
Net income (loss)	$(3,997,119)	(24.1)%	$11,106,505	21.6%

Sales. Net sales in the three months ended September 30, 2011, were $16.57 million, consisting of $7.95 million for PHE Units, $7.12 million for PHEs, $0.75 million for heat meters and $0.75 million for heat pumps, while our net sales in the same period of 2010 were $51.48 million, consisting of $19.98 million for PHE Units, $23.68 million for PHEs and $7.82 million for heat meters, an overall decrease of $34.90 million or 68%. The decrease in sales was due primarily to a 64% decrease in sales volume for the nine months ended September 30, 2011, compared to the same period in 2010. The sales volume of PHE Units decreased 61% compared to the same period of 2010, PHEs decreased 59% and heat meters decreased 65%. We began sales of heat pumps in 2011. The decrease in sales volume resulted from tightened fiscal policy in China, which has contributed to a general slowdown in many sectors of the Chinese economy and caused the abandonment of certain projects by customers. Most of our customers are real estate developers that encountered difficulties in obtaining loans typically used to finance the purchase of our products, which resulted in an unexpected cancelation of orders and delays in the performance of PHE Unit and PHE contracts. In addition, we re-evaluated the credit and payment history of our customers and determined to give up certain customers based on our review.

We have a strict review process for approving each sales contract, especially with respect to the determination of a sales price. The sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending mainly on each customer’s specific requirements and our negotiation of the contract amount and term. We believe our marketing policy remains successful and have maintained the same program as last year, but we adjusted our pricing policy in 2011 in order to obtain more contracts. The decrease of average selling price, in addition to decreased sales volume, resulted in a decrease of sales across product lines for the three months ended September 30, 2011, compared to the same period of 2010.

Cost of Sales. Cost of sales for the three months ended September 30, 2011, was $11.26 million, while our cost of sales for the same period of 2010 was $33.06 million, a decrease of $21.80 million or 66%. Cost of sales mainly consisted of the cost of materials and labor, as well as factory overhead. Materials cost is normally 80% of total cost, while factory overhead cost is about 15% and labor cost is about 5%. The decrease in cost of sales is attributable to the decrease in production and sales volume in the three months ended September 30, 2011. Cost of sales as a percentage of sales was 68.0% for the three months ended September 30, 2011, and 64.2% for the same period of 2010, an increase of 3.8%. The slight increase in cost of sales as a percentage of sales was due to overall inflation in China, which resulted in a 3% pricing increase of our raw material purchases and a nearly 10% increase of labor cost. Also, due to significant decreased production volume, the overhead cost absorbed by individual products increased for the three months ended September 30, 2011, compared to the same period in 2010. The gross profit margin of SmartHeat Pump, our subsidiary acquired in March 2011, was break even due to low production, high research and development expense and adjusted marketing strategy. In order to ease the pressure from inflation, we implemented new controls over our purchasing process and raw material pricing by adopting a new budgetary control system to monitor our fixed costs and continued improvements to our manufacturing process to decrease labor cost and improve manufacturing efficiency.

Gross Profit. Gross profit was $5.31 million for the three months ended September 30, 2011, compared to $33.06 million in the same period of 2010, or gross profit margins of 32.0% and 35.8%, respectively. The decrease in our gross profit margin was due to the increase of cost of sales as a percentage of sales, caused primarily by inflation-related increases to our production costs, including increased prices for raw material, increased labor cost and decreased production volume.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $7.85 million for the three months ended September 30, 2011, compared to $5.40 million for the same period of 2010, an increase of $2.45 million or 45%. Operating expenses as a percentage of sales were 47.3% in the three months ended September 30, 2011, compared to 10.5% in the same period of 2010. The increase in operating expenses mainly resulted from increased bad debt allowance of approximately $3.11 million and expansion of our business, which included additional costs of hiring more sales personnel, higher depreciation expense, training our marketing team and establishing new sales offices in more regions of China.

We recorded a bad debt allowance of $3.11 million for the three months ended September 30, 2011, primarily attributed to payment delays caused by the working capital difficulties of many of our state-owned customers. Due to the current deflationary fiscal policy of the PRC government, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, both of which typically are used to finance the purchase of our products, which resulted in unexpected delays in paying our accounts receivable in a timely manner. Generally, we account for 50% of the amount of accounts receivable with aging over 180 days and 100% of the amount of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and believe that a substantial portion of the bad debt will be repaid as the Chinese government restores grants and credit policies. We believe the government’s stringent fiscal policy impacting our customers will be temporary and the expansion and training of our marketing team and other employees to date will increase sales and improve the efficiency of our operations. Nevertheless, we will institute a rigorous program of cost cutting to continue to tightly control our budget and implement additional cost control measures, including a review of the staffing levels of our employees in response to the decrease in revenue.

Other income (expenses), net. Our other expense for the three months ended September 30, 2011, was $153,810 compared to net other income of $178,938 for the same period of 2010, a decrease of $332,748 or 186%. The decrease was due mainly to increased interest expenses of $0.26 million from increased short-term loans and increased foreign exchange transaction loss of $0.21 million.

Income tax expense (benefit). We had income tax expense of $1.32 million for the three months ended September 30, 2011, compared to income tax expense of $2.09 million for the same period of 2010. The effective income tax rate for the three months ended September 30, 2011, was 49.2% compared to 15.9% for the same period of 2010. During the six months ended June 30, 2011, we recorded a $1.33 million tax benefit resulting primarily from provision of bad debt allowance. During the quarter ended September 30, 2011, management believed the realization of deferred tax benefits from these losses remains uncertain due to our continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided during the quarter and the $1.33 million tax benefit recorded previously was reversed in the third quarter of 2011.

Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. According to the new income tax law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Taiyu was recognized as a new high-tech enterprise and registered its status with the tax bureau, providing it with an income tax rate of 15%. The local PRC government reviews the high-tech status of such enterprises annually. SanDeKe is exempt from income tax for two years starting from its first profitable year and is entitled to a 50% discount on the income tax rate from 2010 through 2012. The income tax rate for SanDeKe is 12% and 11% for 2011 and 2010, respectively.

SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Pump, Ruicheng and SmartHeat Trading are subject to the regular 25% PRC income tax rate. GWP is subject to a 15% corporate income tax in Germany.

Net Income (Loss). Our net loss for the three months ended September 30, 2011, was $4.0 million compared to net income of $11.11 million for the same period of 2010, a decrease of $15.10 million or 136%. Net loss as a percentage of sales was 24.1% in the three months ended September 30, 2011, and net income as a percentage of sales was 21.6% in the 2010 period. This decrease in net income was attributable to the significant decrease of net sales and increased bad debt allowance reserve and other operating expenses.

Liquidity and Capital Resources

On November 23, 2010, we closed a public offering of 5,740,814 shares of our common stock at $5.00 per share, which includes 740,814 shares sold as a result of the underwriters exercising their over-allotment option. After underwriting discounts and commissions and related expenses, we received net proceeds of $27,040,741.

As of September 30, 2011, we had cash and equivalents of $12.28 million. Working capital was $106.21 million at September 30, 2011. The ratio of current assets to current liabilities was 3.78:1 at September 30, 2011.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2011 and 2010:

	2011	2010
Cash provided by (used in):
Operating activities	$(31,422,495)	$(19,355,109)
Investing activities	$(21,337,289)	$(13,392,415)
Financing activities	$7,246,264	$(1,726,743)

Net cash flow used in operating activities was $31.42 million in the nine months ended September 30, 2011, compared to net cash flow used in operating activities of $19.36 million in the same period of 2010. The increase in net cash outflow in operating activities was due mainly to decreased net income, increased payment of advance to suppliers, inventory and payment made for income tax and value-added tax (“VAT”). We typically experience significantly stronger sales during the second half of the calendar year, which is the fall and winter season in China, during which we historically generate approximately 74% of our sales. Accordingly, we increased inventory and advances to suppliers in the nine months ended September 30, 2011, in advance of anticipated production needs.

Net cash flow used in investing activities was $21.34 million in the nine months ended September 30, 2011, compared to net cash used in investing activities of $13.39 million in the same period of 2010. The increase of net cash flow used in investing activities was due mainly to the acquisition of SmartHeat Pump and GWP for $13.59 million, purchase of property and equipment of $2.45 million, advance to third party of $5.29 million and $0.42 million on construction in progress, partially offset by cash acquired from acquisition of $0.45 million and proceeds from note receivables of $0.70 million.

Net cash flow provided by financing activities was $7.25 million in the nine months ended September 30, 2011, compared to net cash used in financing activities of $1.73 million in the same period of 2010. The cash inflow was mainly from the proceeds from a short-term loan of $6.46 million, cash advance from third party of $0.80 million and capital contribution from noncontrolling interest of $0.75 million, partially offset by payment on notes payable of $0.77 million, while in the 2010 period, we had $0.09 million cash inflow from warrants exercised, but repaid $1.81 million on notes payable.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date, or up to 2 heating seasons. Our receipts for payment on our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation, testing times and warranty periods. For example, PHEs are less complex than PHE Units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We may experience payment delays from time to time, which historically have been from 1 to 3 months from the due date, but given the temporary financial difficulties of some of our state-owned customers in China during the first half of 2011, we have experienced longer payment delays from these customers. Our accounts receivable and inventory turnover are relatively low and days sales outstanding ratio relatively high. Consequently, collection on our sales is slow and capital is tied up in inventories, which may result in pressure on cash flows. For the nine months ended September 30, 2011, we had accounts receivable turnover of 1.77 on an annualized basis, with days sales outstanding of 206 and inventory turnover of 1.12 on an annualized basis. For the nine months ended September 30, 2010, we had accounts receivable turnover of 2.68 on an annualized basis, with days sales outstanding of 136 and inventory turnover of 3.25 on an annualized basis. The low accounts receivable turnover and high days outstanding was due to the temporary financial difficulties of some of our state-owned customers that resulted in a delay in their making payments to us. The low inventory turnover rate was due to our decreased sales volume as a result of our state-owned customers’ temporary financial difficulty.

As of September 30, 2011, we had accounts receivable of $51,296,381, of which $4,369,178 was with aging within 30 days, $6,690,544 was with aging over 30 days and within 90 days, $8,280,705 was with aging over 90 days and within 180 days, $29,966,228 was with aging over 180 days and within 360 days and $1,989,726 was with aging over 360 days. At September 30, 2011, net accounts receivable was $35,435,963, or gross accounts receivable of $51,296,381 less bad debt allowance of $11,848,994, unearned interest of $11,742 and current and noncurrent retention receivables of $3,999,682. As of October 31, 2011, we have collected $3.5 million of the accounts receivable outstanding as of September 30, 2011.

Our accounts receivable typically remain outstanding for a significant period of time based on the standard payment terms with our customers described above. The increase in amount of accounts receivable outstanding for more than 180 days in 2011 was due mainly to payment delays from certain state-owned customers that experienced working capital difficulties in the first half of 2011 because of the current deflationary fiscal policy of the PRC government. We do not expect a significant risk with respect to these overdue accounts receivable. We took the bad debt allowance against some of these customers and believe that a substantial portion of the bad debt will be repaid in 2011 and first quarter of 2012 as the PRC government restores grants and credit policies.

We recognize the final 5-10% of the purchase price as a retention receivable, which is due no later than the termination of our warranty period. The deferral of the final payment is a common practice in the heating manufacturing business in China. Sometimes our customers are required to deposit 5-10% of the sales price on high value products, like an assembled heat exchanger unit or the main part of a PHE, into designated bank accounts as restricted cash for securing the payment after such period expires. Based on our historical experience, there have been no defaults on such deferrals. Therefore, we believe the potential risks and uncertainty associated with defaults on such receivables are not material.

Dividend Distribution

We are a U.S. holding company that conducts substantially all of our business through our wholly owned and other consolidated operating entities in China and Germany. We will of necessity rely in part on dividends paid by our subsidiaries in China and Germany for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. In particular, PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our PRC subsidiaries also are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to a statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of registered capital. These reserves are not distributable as cash dividends. In addition, our PRC subsidiaries, at their discretion, may allocate a portion of their after-tax profit to their staff welfare and bonus fund, which may not be distributed to equity owners except in the event of liquidation. Moreover, if any of our subsidiaries in China or Germany incur debt on its own behalf in the future, the instruments governing the debt may restrict such subsidiary’s ability to pay dividends or make other distributions to us. Any limitation on the ability of one of our subsidiaries to distribute dividends and other distributions to us could materially and adversely limit our ability to make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

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

Contractual Obligations

We were obligated for the following short-term loans as of September 30, 2011, and December 31, 2010:

	2011	2010
From a commercial bank in the PRC for RMB 5,000,000 entered into on October 19, 2010. The loan bore interest at 6.94% with maturity on October 18, 2011, but was repaid in September 2011. The loan was pledged by bank deposit.	$-	$754,979
From a commercial bank in the PRC for RMB 17,000,000 entered into on June 1, 2010. The loan currently bore interest at 5.31% with maturity on June 30, 2011. The loan was guaranteed by a third party. The loan was paid in full when it matured.	-	2,566,929
From a commercial bank in the PRC for RMB 13,000,000 entered into on August 9, 2010. The loan bore interest at 5.31% with maturity on June 30, 2011. The Company pledged its building and land use rights for this loan. The loan was paid in full when it matured.	-	1,962,946
From a commercial bank in the PRC for RMB 25,000,000 entered into on September 14, 2010. The loan currently bears interest at 7.22% with maturity on September 13, 2011, and was renewed until September 13, 2012. The loan was pledged by bank deposit.	3,933,972	3,774,895
From a commercial bank in the PRC for RMB 10,000,000 entered into on June 27, 2011. The loan currently bears interest at 7.57% with maturity on June 27, 2012. The loan was pledged by bank deposit.	1,573,589	-
From a commercial bank in the PRC for RMB 50,000,000 entered into on June 29, 2011. The loan currently bears interest at 6.94% with maturity on January 27, 2012. The loan was guaranteed by SanDeKe.	7,867,944	-
From a commercial bank in the PRC for RMB 3,000,000 entered into on June 30, 2011. The loan currently bears interest at 6.63% with maturity on June 29, 2012. The loan was guaranteed by a third party.	472,077	-
From a commercial bank in the PRC for RMB 5,000,000 entered into on July 6, 2011. The loan currently bears interest at 6.63% with maturity on July 5, 2012. The loan was guaranteed by a third party.	786,795	-
From a commercial bank in the PRC for RMB 3,000,000 entered into on July 15, 2011. The loan currently bears interest at 6.89% with maturity on July 14, 2012. The loan was guaranteed by a third party.	472,077	-
From a commercial bank in the PRC for RMB 1,600,000 entered into on August 1, 2011. The loan currently bears interest at 6.89% with maturity on July 31, 2012. The loan was guaranteed by a third party.	251,774	-
From a commercial bank in the PRC for RMB 3,300,000 entered into August 16, 2011. The loan currently bears interest at 6.89% with maturity on August15, 2012. The loan was guaranteed by a third party.	519,284	-
From a commercial bank in the PRC for RMB 1,100,000 entered into on August 23, 2011. The loan currently bears interest at 6.89% with maturity on August 22, 2012. The loan was guaranteed by a third party.	173,095	-
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 21, 2011. The loan currently bears interest at 7.22% with maturity on September 20, 2012. The loan was pledged by bank deposit.	786,794	-
	$16,837,401	$9,059,749

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by the same third party company, the guarantee term is one year and we not required to pay for this guarantee service as we provide the same guarantee service to loans of the third party company in return. As of September 30, 2011, we have signed a contract to provide guarantee of up to RMB 30 million ($4.7 million) in loans for this third party company.

Item 3. Qantitative and Qualitative Disclosures about Market Risk

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

Our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, contains information about our exposure to market risks under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” There has been no material change in our exposure to market risks during the nine months ended September 30, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

In addition to the following new risk factors, you should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, which could materially affect our business.

Risks Related to Doing Business in China

PRC labor laws may adversely affect our results of operations.

On June 29, 2007, the PRC government promulgated a new labor law, namely, the Labor Contract Law of the PRC (the “Labor Contract Law”), which became effective on January 1, 2008. The Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. It additionally requires that employers base certain termination decisions on seniority and not merit. In the event we decide to significantly change or decrease our workforce in China, the Labor Contract Law could adversely affect our ability to effect such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC resident shareholders.

We are a U.S. holding company that conducts substantially all of our business through our wholly owned and other consolidated entities in China, and we derive substantially all of our income from these entities. Prior to January 1, 2008, dividends derived by foreign enterprises from business operations in China were not subject to PRC enterprise income tax. Under the PRC Enterprise Income Tax Law (the “EIT Law”) and its implementing rules, both of which became effective on January 1, 2008, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it must be treated as a PRC domestic enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies (the “Notice”), which further interprets the application of the EIT Law and its implementation regarding non-PRC enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an off-shore jurisdiction and controlled by a PRC enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if: (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often reside in China. A “resident enterprise” would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders. However, detailed measures on imposition of tax from non-domestically incorporated resident enterprises are not yet available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a “resident enterprise” by PRC tax authorities because substantially all members of our senior management team are located in China. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-PRC source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as “resident enterprises” for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

Risks Related to our Securities

If we are unable to regain compliance with the minimum bid requirements of the NASDAQ Global Select Market, our stock may be delisted, which could limit investors’ ability to effect transactions in our common stock and subject our common stock to additional trading restrictions.

Our common stock currently is listed on the NASDAQ Global Select Market. On September 29, 2011, we received notice from the Listing Qualifications Department of the NASDAQ Stock Market LLC indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share bid closing price required for continued inclusion on the NASDAQ Global Select Market under NASDAQ Listing Rule 5450(a)(1). Under the NASDAQ Listing Rules, we are provided 180 calendar days, or until March 27, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. If we are unable to regain compliance with the minimum bid price requirements of the NASDAQ Global Select Market, we may apply to transfer our common stock to the NASDAQ Capital Market if we meet certain listing requirements for such market under the NASDAQ Listing Rules, whereby we may be provided with an additional period of time to regain compliance with the minimum bid price requirement.

We cannot assure you that we will be able to solve the deficiency and regain compliance with the NASDAQ minimum bid price requirements, however. If our common stock is delisted from trading on the NASDAQ markets, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our common stock;
•	a reduced liquidity with respect to our common stock;
•
a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

We intend to actively monitor the bid price for our common stock through March 27, 2012, and will consider all available options, including a reverse stock split, to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

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

SMARTHEAT INC.
(Registrant)
Date: November 8, 2011	By:	/s/ Jun Wang
Jun Wang Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2 ‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith