Form 10-K/A
period 2010-12-31
SMARTHEAT INC.
filed 2012-04-13
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.2)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

We are filing this Amendment No. 2, or the Second Amendment, to our Annual Report on Form 10-K for the year ended December 31, 2010, to amend the “Item 1A. Risk Factors” and “Item 9A. Controls and Procedures” of the Annual Report originally filed on March 15, 2011, or the Original Report, as amended on October 7, 2011, or the First Amendment. This Second Amendment is being made to address certain comments received from the Staff of the Securities and Exchange Commission, or the SEC.

Except as stated herein, this Second Amendment does not reflect events occurring after the filing of the Original Report on March 15, 2011, and no attempt has been made in this Second Amendment to modify or update other disclosures as presented in the Original Report or First Amendment. Accordingly, this Second Amendment should be read in conjunction with the Original Report and our filings with the SEC subsequent to the filing of the Original Report.

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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented, or detected and corrected on a timely basis. The material weakness identified relates to the lack of sufficient internal accounting personnel with appropriate levels of knowledge, experience and training in generally accepted accounting principles in the U.S., or U.S. GAAP, for the preparation of financial statements in accordance with U.S. GAAP. Furthermore, our management concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective because of this identified material weakness in our internal control over financial reporting. See “Item 9A. Controls and Procedures.” Our Board of Directors and management are evaluating remediation measures that we will undertake to address this material weakness and will continue this evaluation in order to implement a comprehensive remediation plan. Until such time as we hire qualified accounting staff or train our current accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate this material weakness in our internal control over financial reporting.

Our accounting personnel who are primarily responsible for the preparation and supervision of the preparation of our financial statements under U.S. GAAP have limited relevant education and training in U.S. GAAP and SEC rules and regulations pertaining to financial reporting, which could impact our ability to prepare our financial statements and convert our books and records to U.S. GAAP.

Our operations principally are in China and we have maintained our books and records in accordance with generally accepted accounting principles in the PRC, or PRC GAAP. Our accounting personnel in the PRC who have the primary responsibilities of preparing and supervising the preparation of financial statements under U.S. GAAP have limited relevant education and training in U.S. GAAP and related SEC rules and regulations. As such, they may be unable to identify potential accounting and disclosure issues that may arise upon the conversion of our books and records from PRC GAAP to U.S. GAAP, which could affect our ability to prepare our financial statements in accordance with U.S. GAAP. We have taken steps to ensure that our financial statements are prepared in accordance with U.S. GAAP, including our hiring of a U.S. accounting firm to work with our PRC accounting personnel and management to convert our books and records to U.S. GAAP and prepare our financial statements. We implemented an internal audit department and retained an outside internal control consultant for risk assessment, documentation of process-level and entity-level controls, internal control testing and evaluation of deficiencies. In addition, our annual financial statements are audited by an independent registered public accounting firm for compliance with U.S. GAAP and to ensure that all necessary and appropriate adjustments from PRC GAAP to U.S. GAAP have been made. However, the measures we have taken may not be sufficient to mitigate the foregoing risks associated with the limited education and training of our accounting personnel in U.S. GAAP and related SEC rules and regulations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective as of such date because of the material weakness identified in our internal control over financial reporting identified below. Notwithstanding this material weakness, our management has concluded that our consolidated financial statements for the periods covered by and included in this report are prepared in accordance with U.S. GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting based on the “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010, because of a material weakness related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Our independent registered public accounting firm, Goldman Kurland & Mohidin, LLP (“GKM”), has audited our internal control over financial reporting as of December 31, 2010, and have issued their report, which appears in Item 15 of this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the  quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SMARTHEAT INC.
(Registrant)

Date: April 13, 2012	By:	/s/ Jun Wang
Jun Wang
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jun Wang	Chairman of the Board, President and Chief Executive Officer	April 13, 2012
Jun Wang	(Principal Executive Officer)

/s/ Zhijuan Guo	Chief Financial Officer and Treasurer	April 13, 2012
Zhijuan Guo	(Principal Financial and Accounting Officer)

/s/ Xin Li	Director	April 13, 2012
Xin Li

/s/ Arnold Staloff	Director	April 13, 2012
Arnold Staloff

/s/ Weiguo Wang	Director	April 13, 2012
Weiguo Wang

/s/ Qingtai Kong	Director	April 13, 2012
Qingtai Kong

EXHIBIT INDEX

Exhibit No.	Description
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