Form 10-Q/A
period 2011-03-31
SMARTHEAT INC.
filed 2012-04-13
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
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

EXPLANATORY NOTE

We are filing this Amendment No. 1, or the First Amendment, to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, to amend the “Item 4. Controls and Procedures” of the Quarterly Report originally filed on May 10, 2011, or the Original Report. This First Amendment is being made to address certain comments received from the Staff of the Securities and Exchange Commission, or the SEC.

Except as stated herein, this First Amendment does not reflect events occurring after the filing of the Original Report on May 10, 2011, and no attempt has been made in this First Amendment to modify or update other disclosures as presented in the Original Report. Accordingly, this First Amendment should be read in conjunction with the Original Report and our filings with the SEC subsequent to the filing of the Original Report.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP. Our Board of Directors and management have implemented measures to mitigate this material weakness and are evaluating remediation measures that we will undertake to address this material weakness, and will continue this evaluation in order to implement a comprehensive remediation plan. Until such time as we hire qualified accounting staff and train our current accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate this material weakness in our internal control over financial reporting. Notwithstanding this material weakness, our management has concluded that our consolidated financial statements for the periods covered by and included in this report are prepared in accordance with U.S. GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

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