Form 10-Q
period 2012-03-31
SMARTHEAT INC.
filed 2012-05-15
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110141
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

3,955,774 shares of common stock outstanding as of May 14, 2012.

SmartHeat Inc.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, the competitive nature of our business and markets and product qualification requirements of our customers. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our goals and strategies;
•	our expansion plans;
•	our future business development, financial conditions and results of operations;
•	the expected growth of the market for PHE products, heat meters and heat pumps in our target markets;
•	our expectations regarding demand for our products;
•	our expectations regarding keeping and strengthening our relationships with key customers;
•	our ability to stay abreast of market trends and technological advances;
•	our ability to protect our intellectual property rights effectively and not infringe on the intellectual property rights of others;
•	our ability to attract and retain quality employees;
•	our ability to pursue strategic acquisitions and alliances;
•	competition in our industry in China;
•	general economic and business conditions in the regions in which we sell our products;
•	relevant government policies and regulations relating to our industry; and
•	market acceptance of our products.

Additionally, this report contains statistical data that we obtained from various publicly available government publications and industry-specific third party reports. Statistical data in these publications also include projections based on a number of assumptions. The markets for PHEs, PHE Units, heat meters and heat pumps may not grow at the rates projected by market data, or at all. The failure of these markets to grow at the projected rates may have a material adverse effect on our business and the market price of our common stock. In addition, the changing nature of our customers’ industries results in uncertainties in any projections or estimates relating to the growth prospects or future condition of our markets. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions.

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

Additional information on the various risks and uncertainties potentially affecting our operating results are discussed in this report and other documents we file with the Securities and Exchange Commission, or the SEC, or available upon written request to our corporate secretary at: A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110141. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

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

Effective February 7, 2012, we implemented a one-for-ten reverse stock split of our common stock. Unless otherwise indicated, all share amounts and per share prices in this report were retroactively adjusted to reflect the effect of this reverse stock split. See Note 1 of the consolidated financial statements included herein.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$15,853,549	$12,419,922
Restricted cash	4,595,887	2,688,691
Accounts receivable, net	40,103,024	47,055,517
Retentions receivable	3,213,372	3,583,898
Advances to suppliers	14,013,756	17,603,984
Other receivables (net), prepayments and deposits	6,184,693	6,663,330
Taxes receivable	585,654	-
Inventories, net	54,391,322	53,648,549
Notes receivable - bank acceptances	1,083,269	1,916,320

Total current assets	140,024,526	145,580,211

NONCURRENT ASSETS
Restricted cash	243,464	204,991
Retentions receivable	501,419	670,291
Advance to supplier for equipment	2,087,183	1,122,914
Construction in progress	1,338,051	522,876
Property and equipment, net	11,091,109	11,348,601
Intangible assets, net	15,287,187	15,419,805
Goodwill	2,161,368	2,098,332
Other noncurrent asset	5,027	10,044

Total noncurrent assets	32,714,808	31,397,854

TOTAL ASSETS	$172,739,334	$176,978,065

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,631,362	$12,660,100
Advance from customers	4,964,406	4,585,218
Taxes payable	23,644	1,178,712
Accrued liabilities and other payables	3,993,972	4,136,298
Notes payable - bank acceptances	1,971,908	3,278,232
Loans payable	18,588,247	10,633,402

Total current liabilities	39,173,539	36,471,962

DEFERRED TAX LIABILITY	164,904	189,516

LONG-TERM PAYABLE	2,065,361	2,281,023

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 3,955,774 shares issued and outstanding at March 31, 2012, and December 31, 2011, respectively	3,956	3,956
Paid-in capital	103,004,904	102,985,737
Statutory reserve	5,396,014	5,396,014
Accumulated other comprehensive income	11,389,924	11,119,887
Retained earnings	10,513,268	17,445,733

Total Company stockholders' equity	130,308,066	136,951,327

NONCONTROLLING INTEREST	1,027,464	1,084,237

TOTAL EQUITY	131,335,530	138,035,564

TOTAL LIABILITIES AND EQUITY	$172,739,334	$176,978,065

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011

Net sales	$6,746,398	$7,892,149
Cost of goods sold	5,074,937	5,330,229

Gross profit	1,671,461	2,561,920

Operating expenses
Selling	2,373,762	1,929,155
General and administrative	4,677,214	3,349,354
Provision for bad debt allowance	2,495,891	1,797,946

Total operating expenses	9,546,867	7,076,455

Loss from operations	(7,875,406)	(4,514,535)

Non-operating income (expenses)
Interest income	48,139	75,334
Interest expense	(282,580)	(130,172)
Financial expense	(51,131)	(20,427)
Foreign exchange transaction loss	(16,345)	(125,100)
Other income	1,162,964	32,705

Total non-operating income (expenses), net	861,047	(167,660)

Loss before income tax	(7,014,359)	(4,682,195)
Income tax benefit	(24,104)	(680,899)

Net loss before noncontrolling interest	(6,990,255)	(4,001,296)
Less: Loss attributable to noncontrolling interest	(57,790)	(47,494)

Net loss to SmartHeat Inc.	(6,932,465)	(3,953,802)

Other comprehensive item
Foreign currency translation gain attributable to SmartHeat Inc.	270,037	1,793,230

Foreign currency translation gain attributable to noncontrolling interest	1,017	-

Comprehensive loss attributable to SmartHeat Inc.	$(6,662,428)	$(2,160,572)

Comprehensive loss attributable to noncontrolling interest	$(56,773)	$(47,494)

Basic weighted average shares outstanding	3,955,774	3,855,194

Diluted weighted average shares outstanding	3,955,774	3,855,194

Basic loss per share	$(1.75)	$(1.03)

Diluted loss per share	$(1.75)	$(1.03)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(6,990,255)	$(4,001,296)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	467,833	366,811
Provision for bad debts	2,063,016	1,797,946
Provision for other receivables	386,536	-
Provision for inventory impairment	126,156	-
Unearned interest on accounts receivable	(26,081)	(27,755)
Stock option expense	19,167	51,085
Changes in deferred tax	(24,760)	(752,593)
(Increase) decrease in current assets:
Accounts receivable	4,966,662	(844,730)
Retentions receivable	542,728	163,638
Advances to suppliers	3,666,981	(4,101,704)
Other receivables, prepayments and deposits	98,927	(4,840,886)
Inventories	(778,158)	(2,877,453)
Taxes receivable	(583,212)	-
Increase (decrease) in current liabilities:
Accounts payable	(3,039,905)	2,270,069
Unearned revenue	89,621	619,602
Taxes payable	(1,155,066)	(2,020,415)
Accrued liabilities and other payables	(177,567)	(1,263,461)

Net cash used in operating activities	(347,377)	(15,461,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(1,938,601)	753,705
Acquisition of property & equipment	(8,693)	(830,858)
Acquisition of intangible assets	(7,927)	(63,176)
Cash paid for acquisition	-	(13,488,030)
Cash from acquisition of subsidiaries	-	448,849
Notes receivable	833,325	777,259
Advance for equipment purchase	(964,269)	-
Construction in progress	(812,935)	(160,210)

Net cash used in investing activities	(2,899,100)	(12,562,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	7,927,197	486,086
Cash contribution from noncontrolling interest	-	744,512
Notes payable	(1,307,041)	-
Payment on notes payable	-	(1,342,691)

Net cash provided by (used in) financing activities	6,620,156	(112,093)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	59,948	307,134

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	3,433,627	(27,828,562)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	12,419,922	56,806,471

CASH & EQUIVALENTS, END OF PERIOD	$15,853,549	$28,977,909

Supplemental cash flow data:
Income tax paid	$207,724	$1,343,218
Interest paid	$282,456	$141,263

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

On August 14, 2009, the Company formed Beijing SmartHeat Jinhui Energy Technology Co., Ltd. (“Jinhui”), a joint venture in Beijing with registered capital of RMB 10 million ($1.46 million), to provide consulting services and expand the Company’s sales of PHEs into new industries and regions of China. SmartHeat owns 52% of Jinhui and invested $765,000.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

On May 6, 2010, the Company formed SmartHeat (Shanghai) Trading Co., Ltd. (“SmartHeat Trading”) through a nominee to market and expand sales of the Company’s Taiyu-branded products. The Company made a capital contribution of $1.5 million and, from inception until November 9, 2011, controlled and was entitled to 100% of the profit or loss of SmartHeat Trading pursuant to an investment agreement dated February 1, 2010. Effective as of November 9, 2011, the Company terminated the nominee-owner relationship and acquired direct control over SmartHeat Trading.

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

Effective February 7, 2012, the Company implemented a one-for-ten reverse stock split of its common stock as approved by the Board of Directors on January 19, 2012. All share amounts and per share prices were retroactively adjusted to reflect the effect of this reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The consolidated interim financial information as of March 31, 2012, and for the three month periods ended March 31, 2012 and 2011, were prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP are not included. The interim consolidated financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2012, its consolidated results of operations and cash flows for the three month periods ended March 31, 2012 and 2011, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2012, the Company maintained restricted cash of $4.84 million in several bank accounts, of which $1.14 million was cash deposits from customers for securing payment from such customers no later than the warranty period expiration, $0.83 million was deposits the Company paid to a commercial bank for the bank issuing bank acceptances to the Company’s vendors, $2.86 million was deposits for earning interest income and $11,941 was deposit for letter of credit. Of the total restricted cash at March 31, 2012, $4.60 million will be released to the Company within one year. As of December 31, 2011, the Company maintained restricted cash of $2.89 million in several bank accounts, of which $1.38 million was cash deposits from customers for securing payment from such customers no later than the warranty period expiration; $1.48 million was deposits the Company paid to a commercial bank for the bank issuing bank acceptances to the Company’s vendors and $31,742 was deposit for letter of credit. Of the total restricted cash at December 31, 2011, $2.69 million will be released to the Company within one year.

The following table presents in U.S. dollars (“USD”) the amount of cash and cash equivalents held by the Company as of March 31, 2012, and December 31, 2011, based on the jurisdiction of deposit. The Company’s U.S. parent holds cash and cash equivalents in U.S. bank accounts denominated in USD.

As of March 31, 2012	United States	China	Germany	Total
Cash in bank	$27,469	$14,570,831	$1,247,402	$15,845,702
Cash on hand	-	7,847	-	7,847
Total cash	$27,469	$14,578,678	$1,247,402	$15,853,549

As of December 31, 2011	United States	China	Germany	Total
Cash in bank	$282,359	$10,555,706	$1,570,632	$12,408,697
Cash on hand	-	11,225	-	11,225
Total cash	$282,359	$10,566,931	$1,570,632	$12,419,922

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $12.66 million and $10.58 million at March 31, 2012, and December 31, 2011, respectively.

At March 31, 2012, and December 31, 2011, the Company had retentions receivable from customers for product quality assurance of $3.7 million and $4.3 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date, of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $31,753 and $57,828 at March 31, 2012, and December 31, 2011, respectively. Unearned interest is imputed interest on accounts receivable with due dates over 1 year from the invoice date discounted at the Company’s borrowing rate of 6.56% at March 31, 2012, and December 31, 2011.

Advance to Suppliers

The Company makes advances to certain vendors to purchase material and equipment. The advances are interest-free and unsecured.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value of the assets. Fair value generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. The Company evaluates goodwill and intangible assets with indefinite lives for impairment annually using a two-step approach. Based on this valuation approach, the Company concluded that the goodwill balance of $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany was impaired as of December 31, 2011, as discussed following under Goodwill. Based on its review, the Company believes that, as of March 31, 2012, and December 31, 2011, there were no significant impairments of its other long-lived assets.

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

Activity in the Company’s warranty reserve from January 1, 2011, to March 31, 2012, is as follows:

	2012	2011
Beginning balance	$515,812	$398,292
Provisions	401,771	620,722
Actual costs incurred	(401,771)	(503,202)
Due to exchange rate	541	-
Ending balance in current liabilities (See Note 10)	$516,353	$515,812

Research and Development Costs

Research and development costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. Research and development costs for the three months ended March 31, 2012 and 2011, were $50,934 and $128,982, respectively.

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
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. At March 31, 2012, the Company had not taken any significant uncertain tax position on its tax returns for 2011 or prior years, or in computing its tax provision for 2012.

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

Sales returns and allowances were $0 for the three months ended March 31, 2012 and 2011. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when service is provided. For the three months ended March 31, 2012 and 2011, revenue from after-sales services after the expiration of the warranty period was $175,900 and $84,800, respectively, which was recorded in other income.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The Company performed annual goodwill impairment assessment for SmartHeat Germany and SmartHeat Pump as of December 31, 2011. The goodwill balance prior to the impairment charge was $10.97 million and was established primarily as a result of the acquisitions of SmartHeat Germany and SmartHeat Pump in 2011. The Company completed the step one analysis using DCF, which involved comparing the fair value of the reporting unit with the unit’s book value. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining fair value is subjective and requires management to exercise judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted the Company’s ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment in the SmartHeat Germany and SmartHeat Pump reporting units corroborated by a combination of factors including a decline in the market capitalization, which is below the book value, and the deteriorating macro environment, which has resulted in a decline in expected future demand. The Company therefore performed the second step of the goodwill impairment assessment to quantify the amount of impairment. This process involved calculating the implied fair value of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. This analysis incorporated the declining market capitalization in 2011 and the significant end market deterioration and economic uncertainties impacting expected future demand, including the continued tightened fiscal policy in China and difficulties in obtaining bank leasing loans that have contributed to a general slowdown in many sectors of China’s economy and caused the abandonment of certain projects by the Company’s customers, which in turn resulted in an unexpected cancelation of orders and delays in the performance of PHE Unit and PHE contracts. Based on this analysis, the Company concluded that the goodwill balance of $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany was impaired as of December 31, 2011. The goodwill impairment charge is non-cash in nature. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company has not recorded a corresponding tax benefit in 2011.

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

The following table presents a reconciliation of basic and diluted loss per share for the three months ended March 31, 2012 and 2011:

	2012	2011
Net loss	$(6,932,465)	$(3,953,802)

Weighted average shares outstanding - basic	3,955,774	3,855,194
Effect of dilutive securities:
Unexercised warrants and options	-	-
Weighted average shares outstanding - diluted	3,955,774	3,855,194

Loss per share - basic	$(1.75)	$(1.03)
Loss per share - diluted	$(1.75)	$(1.03)

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Basic and diluted loss per share are the same for the three months ended March 31, 2012 and 2011, because the common stock equivalent of the convertible securities outstanding, consisting of unexercised warrants issued to investors and options issued to the Company’s directors and an officer, are antidilutive and, accordingly, were excluded from the computation of diluted earnings (loss) per share. At March 31, 2012, and December 31, 2011, options to purchase 6,000 and 6,000 shares of common stock were outstanding, respectively, of which options to purchase 3,500 and 3,500 shares of common stock were exercisable, respectively, and warrants to purchase 0 shares of common stock were outstanding and exercisable.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

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

As of March 31, 2012, and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

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

The RMB to USD exchange rates in effect as of March 31, 2012, and December 31, 2011, were RMB6.2943 = $1 and RMB6.3009 = $1, respectively. The weighted-average RMB to USD exchange rates in effect for the three months ended March 31, 2012 and 2011, were RMB6.3074 = $1 and RMB6.5832 = $1, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The EUR to USD exchange rate in effect as of March 31, 2012, and December 31, 2011, were EUR0.7497 = $1 and EUR0.7723 =$1, respectively. The weighted-average EUR to USD exchange rate in effect for the three months ended March 31, 2012 and 2011, were EUR0.7630 = $1 and EUR 0.7319 = $1, respectively. The exchange rates used in translation from EUR to USD were published by OANDA Rates.

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

The following table sets forth a summary of sales by product line for the three months ended March 31, 2012 and 2011:

	2012	2011
	(in millions)
PHEs	$3.40	$3.39
PHE Units	2.83	3.06
Heat meters	0.03	0.92
Heat pumps	0.49	0.52
	$6.75	$7.89

Reclassifications

Certain prior period amounts were reclassified to conform to the presentation in the current period, including reclassification of $1,797,946 provision for bad debt allowance from changes in accounts receivable in the consolidated cash flow statement.

New Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is adopted for fiscal years, and interim periods within those years, beginning after December 15, 2011, for public entities with retrospective application. There was no material impact on the Company’s consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: (1) to present total comprehensive income and its components along with the components of net income in a single continuous statement or (2) in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There was no material impact on the Company’s consolidated financial statements upon adoption.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment,” to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount, then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this ASU beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2012. There was no material impact on the Company’s consolidated financial statements upon adoption.

As of March 31, 2012, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3. INVENTORIES

Inventories at March 31, 2012, and December 31, 2011, were as follows:

	2012	2011
Raw materials	$41,911,493	$39,280,141
Work in process	10,026,502	6,496,349
Finished goods	6,410,708	11,699,008
Total	58,348,703	57,465,498
Inventory allowance	(3,957,381)	(3,826,949)
Net	$54,391,322	$53,648,549

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with the bank or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. As of March 31, 2012, the Company is contingently liable for notes endorsed to vendors of $2,372,612. As of December 31, 2011, the Company is contingently liable for notes endorsed to vendors of $214,260.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2012, and December 31, 2011:

	2012	2011
Building	$4,794,174	$4,789,152
Production equipment	7,406,745	7,372,253
Office equipment	908,662	978,291
Vehicles	1,107,338	1,038,058
Total	14,216,919	14,177,754
Less: accumulated depreciation	(3,125,810)	(2,829,153)
Net	$11,091,109	$11,348,601

Depreciation expense for the three months ended March 31, 2012 and 2011, was $302,815 and $236,840, respectively.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at March 31, 2012, and December 31, 2011, respectively:

	2012	2011
Advance to third parties	$4,011,380	$4,473,539
Deposit for public bids of sales contracts	640,224	617,088
Prepayment for freight, related, insurance and consulting expenses	94,081	238,855
Other deposits	63,737	91,988
Advance to employees	619,109	351,847
Others	1,143,503	890,013
Total	6,572,034	6,663,330
Less: bad debt allowance for other receivables	(387,341)	-
Net	$6,184,693	$6,663,330

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

Intangible assets consisted of the following at March 31, 2012, and December 31, 2011, respectively:

	Estimated Useful Life (In years)	2012	2011
Land use rights	50	$14,691,872	$14,676,483
Know-how technology	5 – 10	882,840	881,915
Customer list	5	208,103	207,885
Covenant not to compete	5	113,208	113,089
Software	5	524,385	517,474
Trademark	7	289,186	288,883
Total		16,709,594	16,685,729
Less: accumulated amortization		(1,422,407)	(1,265,924)
Net		$15,287,187	$15,419,805

Amortization of intangible assets for the three months ended March 31, 2012 and 2011, was $165,018 and $105,550, respectively. Annual amortization for the next five years from March 31, 2012, is expected to be $601,000, $509,000, $450,000, $420,000 and $414,000.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

8. CONSTRUCTION IN PROGRESS

The Company had construction in progress of $1,338,051 at March 31, 2012, with three ongoing projects. SmartHeat Energy is building a factory with a total estimated cost of $9 million, of which the Company has paid $455,000 as of March 31, 2012. The Company temporarily halted construction on this factory because of the current economic and market conditions in China. SmartHeat Siping has a construction project of $77,000 for the laying of a foundation for its machinery installation. This foundation project will be completed in 2012, with remaining cost to complete of $12,000. Taiyu paid $0.81 million for equipment and its installation, which is expected to be completed in July 2012, with remaining cost to be paid of $0.54 million.

9. TAXES RECEIVABLE AND PAYABLE

Taxes receivable consisted of the following at March 31, 2012:

2012
Income tax receivable	$82,991
Value-added tax receivable	502,663
Total	$585,654

Taxes payable consisted of the following at March 31, 2012, and December 31, 2011:

	2012	2011
Income tax	$-	$182,560
Value-added tax	-	962,903
Other taxes	23,644	33,249
Total	$23,644	$1,178,712

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2012, and December 31, 2011:

	2012	2011
Advance from third parties	$1,194,411	$981,658
Payable to Siping Beifang	1,015,188	1,377,060
Other payables	769,024	681,810
Warranty reserve (See Note 2)	516,353	515,812
Accrued expenses	498,996	579,958
Total	$3,993,972	$4,136,298

Advance from third parties were short-term, non-interest-bearing advances from third parties. Other payables consisted of payables for the Company’s miscellaneous expenses including postage, business insurance, employee benefits, bidding fee, etc. Accrued expenses mainly consisted of accrued purchases, interest and utility.

11. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued by a bank. The Company deposited a portion of the acceptance amount into the bank as collateral. The terms of the notes range from 3-6 months and bear no interest. At March 31, 2012, and December 31, 2011, the Company deposited $0.83 million and $1.48 million with the bank as restricted cash for the bank issuing the notes. The restricted cash is refundable when the notes are repaid.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

12. LOANS PAYABLE - BANK

Short-Term Loans

The Company was obligated for the following short-term loans as of March 31, 2012, and December 31, 2011:

	2012	2011
From a commercial bank in the PRC for RMB 25,000,000 entered into on October 18, 2010. The loan currently bears interest at 7.22% with maturity on October 17, 2011, and was renewed until September 13, 2012. The loan was pledged by bank deposit.	$3,971,848	$3,967,687
From a commercial bank in the PRC for RMB 10,000,000 entered into on June 27, 2011. The loan currently bears interest at 7.57% with maturity on June 27, 2012. The loan was pledged by bank deposit.	1,588,739	1,587,075
From a commercial bank in the PRC for RMB 3,000,000 entered into on June 30, 2011. The loan currently bears interest at 6.63% with maturity on June 29, 2012. The loan was guaranteed by a third party.	476,622	476,122
From a commercial bank in the PRC for RMB 5,000,000 entered into on July 6, 2011. The loan currently bears interest at 6.63% with maturity on July 5, 2012. The loan was guaranteed by a third party.	794,370	793,537
From a commercial bank in the PRC for RMB 3,000,000 entered into on July 15, 2011. The loan currently bears interest at 6.89% with maturity on July 14, 2012. The loan was guaranteed by a third party.	476,622	476,122
From a commercial bank in the PRC for RMB 1,600,000 entered into on August 1, 2011. The loan currently bears interest at 6.89% with maturity on July 31, 2012. The loan was guaranteed by a third party.	254,198	253,932
From a commercial bank in the PRC for RMB 3,300,000 entered into August 16, 2011. The loan currently bears interest at 6.89% with maturity on August 15, 2012. The loan was guaranteed by a third party.	524,284	523,737
From a commercial bank in the PRC for RMB 1,100,000 entered into on August 23, 2011. The loan currently bears interest at 6.89% with maturity on August 22, 2012. The loan was guaranteed by a third party.	174,761	174,578
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 21, 2011. The loan currently bears interest at 7.22% with maturity on September 20, 2012. The loan was pledged by bank deposit.	794,370	793,537
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 8, 2011. The loan currently bears interest at 7.872% with maturity on November 2, 2012. The loan was guaranteed by Taiyu.	1,588,739	1,587,075
From a commercial bank in the PRC for RMB 50,000,000 entered into on February 17, 2012.The loan currently bears interest at 7.872% with maturity on January 16, 2013. The loan was guaranteed by SanDeKe.	7,943,694	-
	$18,588,247	$10,633,402

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by the same third party company, the guarantee term is one year and the Company is not required to pay for this guarantee service as the Company provides the same guarantee service to loans of the third party company in return. As of March 31, 2012, and December 31, 2011, the Company has signed a contract to provide guarantees of up to RMB 30 million ($4.8 million) in loans for this third party company.

Long-Term Bank Loan

On December 12, 2011, the Company entered into a long-term loan agreement with a commercial bank for RMB 13,000,000 ($2.07 million), bearing interest of 6.65%, with a maturity date of October 26, 2013. The loan was pledged with building and land.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

13. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe and SmartHeat Pump, and bad debt allowance and provision of inventory impairment booked by the Company which was not allowed per tax purpose. As of March 31, 2012, and December 31, 2011, deferred tax asset (liability) consisted of the following:

	2012	2011
Deferred tax asset - current (bad debt allowance)	$2,143,796	$1,794,878
Deferred tax asset - current (inventory provision)	582,239	571,865
Less: valuation allowance	(2,726,035)	(2,366,743)
Deferred tax asset - current, net	-	-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$164,904	$189,516

14. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat, the parent company, was incorporated in the U.S. and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $3.74 million at March 31, 2012, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate tax adjustments. Under the Income Tax Law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Taiyu has been classified as a high-tech enterprise since 2009 and eligible for an income tax rate of 15% through 2012. The local PRC government reviews the high-tech status of such enterprises annually. The income tax rate for SanDeKe is 13% and 12% for 2012 and 2011, respectively, because of its foreign-invested enterprise status, and its income tax rate will increase to 25% starting from 2013.

SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Pump, Ruicheng and SmartHeat Trading are subject to the regular 25% PRC income tax rate. SmartHeat Germany is subject to a 15% corporate income tax in Germany.

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for three months ended March 31, 2012 and 2011:

	2012	2011
U.S. statutory rates	(34.0)%	(34.0)%
Tax rate difference	8.8%	8.3%
Effect of tax holiday	6.0%	7.3%
Others	-%	1.5%
Valuation allowance	18.9%	2.4%
Tax per financial statements	(0.3)%	(14.5)%

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The provision for income tax (benefit) for the three months ended March 31, 2012 and 2011, consisted of the following:

	2012	2011
Income tax expense - current	$656	$68,674
Income tax benefit - deferred	(24,760)	(749,573)
Total income tax benefit	$(24,104)	$(680,899)

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the board of directors for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment and Ruicheng were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. As of March 31, 2012, the Company has met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40 million in registered capital by April 2015 (see Note 17).

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

16. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, the Company sold 163,000 units consisting of one share of the Company’s common stock and a 3-year warrant to purchase 15% of one share of the Company’s common stock for $60.00 per share, at $35.00 per unit, for approximately $5.7 million. The Company issued warrants to purchase 24,450 shares of its common stock. In connection with the private placement, the Company paid commissions of $340,000 and issued warrants to purchase 14,850 shares of its common stock to placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require the Company to settle in its own shares. There is no provision for cash settlement, except in lieu of fractional shares. Net proceeds of $5.1 million were received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 15%; and term of 3 years. The value of the warrants was $70,246. During 2010, warrants to purchase 1,425 shares were exercised at $60.00 per share for $85,500. All outstanding warrants expired unexercised on August 22, 2011, and no new warrants were issued during the period ended March 31, 2012.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2011	6,000	106.40	2.83
Exercisable at December 31, 2011	3,500	97.80	2.65
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2012	6,000	$106.40	2.58
Exercisable at March 31, 2012	3,500	$97.80	2.40

There were no options exercised during the three months ended March 31, 2012 and 2011. The Company recorded $19,167 and $51,085 as compensation expense for stock options during the three months ended March 31, 2012 and 2011, respectively.

On April 18, 2011, the Company issued 5,000 shares of stock to an employee as a bonus. On November 28, 2011, the Company issued 95,000 shares of stock to four employees as bonus. The Company recorded $559,000 as stock compensation expense during 2011.

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
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

On February 1, 2010, SmartHeat entered into an employment agreement with Xudong Wang, the Company’s Vice President of Strategy and Development, for a term ending on June 30, 2013. Mr. Wang is compensated at $120,000 per year and eligible for annual cash bonuses at the sole discretion of the Board of Directors.

Lease Agreements

The Company leased offices for its sales representatives in several different cities in China under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the three months ended March 31, 2012 and 2011, was $93,500 and $65,800, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow for the allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy, a wholly owned subsidiary in Shenyang with registered capital of $30 million, subsequently satisfied out of the registered capital of SmartHeat Investment, for the research, development, manufacturing and sale of energy products. As of March 31, 2012, the Company is committed to contribute the remaining planned investment amount of $40 million in registered capital to SmartHeat Investment by April 2015. The Company plans to satisfy this contribution through cash flow provided by operations and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date. If the Company is unable to make the required capital contribution to registered capital, the Company may apply to extend the payment period, typically granted for six months or more, or otherwise reduce the amount of registered capital to the amount already contributed. There is no penalty for failure to satisfy in full the approved registered capital of a PRC investment holding company.

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
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The amounts of revenue and earnings (loss) of SmartHeat Germany and SmartHeat Pump since their respective acquisition dates included in the consolidated income statement for 2011 are $1,975,332 and $(4,247,102) for SmartHeat Germany and $2,570,280 and $(7,713,718) for SmartHeat Pump, respectively. The Company performed annual goodwill impairment assessment for SmartHeat Germany and SmartHeat Pump as of December 31, 2011, and concluded that the goodwill balance of $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany was impaired (see Note 2 - Goodwill).

The following unaudited pro forma consolidated results of operations for SmartHeat for the three months ended March 31, 2011, presents the operations of SmartHeat, SmartHeat Germany and SmartHeat Pump as if the acquisitions occurred at January 1, 2011. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

2011
Net sales	$8,289,644
Cost of goods sold	5,638,423

Gross profit	2,651,221
Total operating expenses	7,576,106

Loss from operations	(4,924,885)
Total non-operating expenses	(195,621)

Loss before income tax	(5,120,506)
Income tax	680,907

Loss after income tax	(4,439,598)
Noncontrolling interest	57,879
Loss to SmartHeat Inc.	$(4,381,719)

Weighted average shares outstanding	3,855,194

Loss per share	$(1.10)

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

The comments made throughout this Quarterly Report should be read in conjunction with our consolidated financial statements and the notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of the forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors that affect our business, which are described in this section and elsewhere in this report, and those listed in our other SEC filings.

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

We are a U.S. holding company with no material assets other than the ownership interests of our subsidiaries through which we design, manufacture and sell our clean technology PHEs and related systems. We were incorporated in the State of Nevada on August 4, 2006, under the name Pacific Goldrim Resources, Inc., as an exploration stage corporation with minimal operations to engage in the exploration for silver, lead and zinc. On April 14, 2008, we changed our name to SmartHeat Inc. and entered into a Share Exchange Agreement to acquire Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd., subsequently renamed SmartHeat Taiyu (Shenyang) Energy Technology Co., Ltd., or Taiyu, a privately held Sino-foreign joint venture company formed under the laws of the PRC on July 24, 2002, and engaged in the design, manufacture, sale and servicing of plate heat exchange products in China. The Share Exchange Agreement was entered into by SmartHeat, Taiyu and the shareholders of Taiyu. We received PRC government approval on May 28, 2008, of our subscription for 71.6% of the registered capital of Taiyu, and approval on June 3, 2009, of the transfer of the remaining 28.4% ownership of Taiyu from the original joint venture shareholders who had received shares of our common stock in the Share Exchange. As a result of the Share Exchange Agreement and subsequent transactions contemplated thereby, and receipt of the above PRC government approvals, Taiyu became our wholly foreign-owned enterprise, or WFOE.

As an expansion of our business following our acquisition of Taiyu, we acquired and established strategic subsidiaries in China and Germany. On September 25, 2008, we acquired SanDeKe Co., Ltd., or SanDeKe, a Shanghai-based manufacturer of PHEs. On June 16, 2009, we completed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd., or Siping Beifang, to set up a new manufacturing facility under our newly incorporated subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd., or SmartHeat Siping. On August 14, 2009, we formed Beijing SmartHeat Jinhui Energy Technology Co., Ltd., or Jinhui, a joint venture in Beijing of which we own 52%, to provide consulting services and expand our sales of PHEs into new industries and regions of China. On April 7, 2010, we formed SmartHeat (China) Investment Co., Ltd., or SmartHeat Investment, as an investment holding company in Shenyang for our investment in and establishment of new companies and businesses in China. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy (Shenyang) Energy Equipment Co., Ltd., or SmartHeat Energy, as its wholly owned subsidiary for the research, development, manufacturing and sales of energy products. On May 6, 2010, we formed SmartHeat (Shanghai) Trading Co., Ltd., or SmartHeat Trading, through a nominee, Cleantech Holdings Inc., a British Virgin Islands company, or Cleantech Holdings, to market and expand sales of our branded products in China. Prior to November 9, 2011, we had no direct ownership interest in SmartHeat Trading; instead, we controlled and were entitled to 100% of the profit or loss of SmartHeat Trading under contractual arrangements. Effective as of November 9, 2011, we terminated the nominee-owner relationship and acquired direct control over SmartHeat Trading. On December 2, 2010, we formed Hohhot Ruicheng Technology Co., Ltd., or Ruicheng, a joint venture in Hohhot City, China, for the design and manufacture of heat meters, of which we acquired 51% of the equity interest on January 7, 2011. On March 1, 2011, we entered into a purchase agreement to acquire 95% of the equity interests in Shenyang Bingchuan Refrigerating Machine Limited Company, a Shenyang-based state-owned heat pump manufacturer and designer subsequently renamed SmartHeat (Shenyang) Heat Pump Technology Co., Ltd., or SmartHeat Pump. On March 3, 2011, we completed the acquisition of Gustrower Warmepumpen GmbH, subsequently renamed SmartHeat Deutschland GmbH, or SmartHeat Germany, a designer and manufacturer of high efficiency heat pumps in Germany, to extend our clean technology heating solutions into the rapidly growing heat pump markets in Europe and China.

Principal Factors Affecting Our Financial Performance

Our revenues are subject to fluctuations due to the timing of sales of high-value products, the impact of seasonal spending patterns, the timing and size of projects our customers perform, changes in overall spending levels in the industry, changes in PRC government fiscal policies, inflation in China and other unpredictable factors that may affect customer ordering patterns. Our revenues may fluctuate due to the seasonal nature of central heating services in the PRC because the equipment used in residential buildings must be delivered prior to the beginning of the heating season in late fall, which occurs during the third and fourth calendar quarters in China. We also anticipate decreased sales volume in the first calendar quarter compared to other quarters, as our customers generally are installing and testing our products during this period, and in the process of budgeting for their new projects. Additionally, any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a sequential decline in quarterly revenue.

In response to inflationary concerns, the PRC government tightened fiscal policies beginning in 2011 that contributed to a general slowdown in many sectors of China’s economy and restricted bank lending practices. China’s economy grew at its slowest pace in three years during the first quarter of 2012, according to the National Bureau of Statistics of China. Historically, approximately 40% of our customers, representing the majority of our total sales, consist of state-owned enterprises in China. Many of these customers, the majority of which are real estate developers, encountered difficulties in 2011 in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our products, and these conditions have continued into 2012. Accordingly, the continued deflationary policy of the PRC government affected the number of new sales of our PHEs and PHE Units as certain state-owned enterprises deferred bidding for new projects because of their working capital difficulties or abandoned existing projects. The decline in new projects among state-owned enterprises and increased peer competition contributed to a decline in sales of our PHEs and PHE Units in 2011 and the first quarter of 2012. We also canceled contracts in 2011 with certain of these state-owned customers that were unable to make payments or that had requested adjustments to their payment terms in response to their financial difficulties. Although these events caused a decrease in our sales in 2011 and into 2012, a portion of the canceled PHE and PHE Unit orders have been reinstated in the first quarter of 2012, and we expect that additional orders and contracts that were canceled or partially delayed will be performed in late 2012, reducing the impact of the drop in our sales over the long term. Furthermore, the PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, which we believe will continue to drive demand for our clean technology heat transfer products.

Our revenues also may fluctuate significantly due to material costs, which normally account for approximately 80% of our cost of sales. We experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless steel used to produce plates for our PHEs and PHE Units. We monitor the commodities markets for pricing trends and changes, but we do not engage in hedging to protect against raw material fluctuations. Instead, we attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance based on production needs and projected sales. We typically experience stronger sales during the second half of the year, which is the start of fall and winter in China, during which we historically generate the majority of our revenue. Accordingly, we increased our inventory and advances to suppliers during the first three quarters of 2011 in anticipation of our historical high season for production. Management believes that our current levels of increased inventory resulting from the unexpected abandonment of projects and cancelation of orders by certain customers in 2011 will be consumed gradually throughout 2012 as we fulfill new orders and delayed and reinstated contracts. Although we currently are able to obtain adequate supplies of raw materials, it is impossible to predict future availability or cost. Unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our cash flows and ability to meet the demands of our customers, which could result in the loss of future sales.

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

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the U.S., or U.S. GAAP.

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

We evaluate goodwill and intangible assets with indefinite lives for impairment annually using a two-step approach. Based on this valuation approach, we concluded that the goodwill balance of $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany was impaired as of December 31, 2011. Based on our review, we believe that, as of March 31, 2012, there were no significant impairments of our other long-lived assets.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is adopted for fiscal years, and interim periods within those years, beginning after December 15, 2011, for public entities with retrospective application. There was no material impact on our consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: (1) to present total comprehensive income and its components along with the components of net income in a single continuous statement or (2) in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. There was no material impact on our consolidated financial statements upon adoption.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment,” to simplify how entities test goodwill for impairment. ASU No. 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount, then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this ASU beginning with this Quarterly Report for the three months ended March 31, 2012. There was no material impact on our consolidated financial statements upon adoption.

Results of Operations

Three Months Ended March 31, 2012, Compared to the Three Months Ended March 31, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales:

	2012		2011
	$	% of Sales	$	% of Sales
Sales	$6,746,398		$7,892,149
Cost of sales	5,074,937	75%	5,330,229	68%
Gross profit	1,671,461	25%	2,561,920	32%
Operating expenses	9,546,867	142%	7,076,455	90%
Loss from operations	(7,875,406)	(117)%	(4,514,535)	(57)%
Other income (expenses), net	861,047	13%	(167,660)	(2)%
Income tax benefit	(24,104)	(0.36)%	(680,899)	(9)%
Noncontrolling interest	(57,790)	(1)%	(47,494)	(1)%
Net loss to SmartHeat Inc.	$(6,932,465)	(103)%	$(3,953,802)	(50)%

Sales. Net sales in the three months ended March 31, 2012, were $6.75 million, consisting of $3.40 million for PHEs, $2.83 million for PHE Units, $0.03 million for heat meters and $0.49 million for heat pumps, while net sales in the three months ended March 31, 2011, were $7.89 million, consisting of $3.48 million for PHEs, $3.06 million for PHE Units, $0.92 million for heat meters and $0.43 million for heat pumps, an overall decrease of $1.15 million or 15%. The decrease in sales was due primarily to the decrease in sales volume in the three months ended March 31, 2012, compared to the same period of 2011. Sales volume of PHEs, PHE Units, heat meters and heat pumps decreased 17%, 21%, 72% and 19%, respectively, in the first quarter of 2012 compared to 2011. Sales volume is seasonal, with an expected decrease in sales volume during the first quarter of each year when our customers generally are installing and testing our products and in the process of budgeting for their new projects. The decrease in sales volume in the first quarter of 2012 compared to 2011 resulted from the continued effects of a tightened fiscal policy in China, which has contributed to a general slowdown in many sectors of China’s economy, restricted bank lending practices and caused the abandonment of certain projects by our customers. China’s economy grew at its slowest pace in three years during the first quarter of 2012. The PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, however, which we believe will continue to drive demand for our clean technology heat transfer products. A smaller than expected portion of the PHE and PHE Unit orders canceled or delayed in 2011 were reinstated in the first quarter of 2012, although we expect that additional orders and contracts that were canceled or partially delayed will be performed in late 2012, reducing the impact of our decreased sales over the long term.

We have a review process for approving each sales contract, especially with respect to sales price. Sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending mainly on each customer’s specific requirements and our negotiation of the contract amount and term. We believe our marketing policy remains successful and have maintained a comparable program to previous years, but we adjusted our pricing policy in 2011 in order to obtain more contracts. The approximately 12% decrease in average selling price in the first quarter of 2012 compared to the same period of 2011, in addition to decreased sales volume, resulted in a decrease of sales across product lines in the first quarter of 2012 as compared to 2011.

Cost of Sales. Cost of sales was $5.10 million in the three months ended March 31, 2012, compared to $5.33 million in the three months ended March 31, 2011, a decrease of $0.25 million or 5%. Cost of sales mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 28.2% of total cost, while factory overhead cost was 64.2% and labor 7.7%. Materials cost typically makes up approximately 80% of total cost, but with the decrease in production volume in the first quarter of 2012, the proportion of factory overhead and manufacturing expense to total cost of sales increased significantly. The decrease in cost of sales is attributable to the decrease in sales. Cost of sales as a percentage of sales increased 7% to 75% in the three months ended March 31, 2012, compared to 68% in the same period of 2011, which was mainly due to the significant decrease in sales and production volume. The overhead cost absorbed by individual products increased in the three months ended March 31, 2012, compared to the same period of 2011, however, because of the decreased production volume. In order to ease the pressure from inflation, we implemented new controls over our purchasing process and raw material pricing by adopting a new budgetary control system to monitor our fixed costs and continued improvements to our manufacturing process to decrease labor cost and improve manufacturing efficiency.

Gross Profit. Gross profit was $1.67 million in the three months ended March 31, 2012, compared to $2.56 million in the same period of 2011, or gross profit margins of 25% and 32%, respectively. The decreased gross profit was due primarily to our decreased sales, production volume and average selling price.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $9.55 million in the three months ended March 31, 2012, compared to $7.08 million in the same period of 2011, an increase of $2.47 million or 35%. Operating expenses as a percentage of sales were 142% in the three months ended March 31, 2012, compared to 90% in the three months ended March 31, 2011. The increase in operating expenses mainly resulted from: bad debt allowance for other receivables of $0.39 million for the three months ended March 31, 2012, compared with $0 for the same period of 2011; provision for inventory allowance of $0.13 million for the three months ended March 31, 2012, compared with $0 for the same period of 2011; and an after-sales service expense of $1.63 million for the three months ended March 31, 2012, compared with $0.66 million for the same period of 2011 for equipment installation and modifications of products under warranty as part of our continued process of improving product quality and introducing newly-developed technology to maintain existing customers and attract new contracts.

We recorded a bad debt allowance of $2.50 million for the three months ended March 31, 2012, compared with $1.80 million for the same period of 2011, primarily attributed to payment delays caused by the working capital difficulties of many of our state-owned customers. Due to the deflationary fiscal policy of the PRC government in 2011 that has continued into 2012, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, both of which typically are used to finance the purchase of our products, which resulted in unexpected delays in paying our accounts receivable in a timely manner. Generally, we account for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and believe that a substantial portion of the bad debt will be repaid as the PRC government restores grants and credit policies. We believe the stringent fiscal policy impacting our customers in China will be temporary and the expansion and training of our marketing team and other employees will increase sales and improve the efficiency of our operations. Nevertheless, we will institute a rigorous program of cost cutting to continue to tightly control our budget and implement additional cost control measures, including a review of the staffing levels of our employees in response to the decrease in revenue.

We performed annual goodwill impairment assessment for SmartHeat Germany and SmartHeat Pump as of December 31, 2011. The goodwill balance prior to the impairment charge was $10.97 million and was established primarily as a result of the acquisition of SmartHeat Germany and SmartHeat Pump in 2011. We completed the step one analysis using discounted cash flow. The discounted cash flow method uses revenue and expense projections and risk-adjusted discount rates. The process of determining fair value is subjective and requires management to exercise a significant amount of judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted our ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment in the SmartHeat Germany and SmartHeat Pump reporting units, corroborated by a combination of factors including a significant and sustained decline in the market capitalization, which is significantly below the book value, and the deteriorating macro environment, which resulted in a decline in expected future demand. We therefore performed the second step of the goodwill impairment assessment to quantify the amount of impairment. This process involved calculating the implied fair value of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. Our analysis incorporated the declining market capitalization in 2011 and the significant end market deterioration and economic uncertainties impacting expected future demand, including the continued tightened fiscal policy in China and difficulties in obtaining bank leasing loans that have contributed to a general slowdown in many sectors of China’s economy and caused the abandonment of certain projects by our customers, which in turn resulted in an unexpected cancelation of orders and delays in the performance of PHE and PHE Unit contracts. We concluded that the goodwill balance of $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany was impaired as of December 31, 2011. The goodwill impairment charge is non-cash in nature and not deductible for income tax purposes. Although we wrote off goodwill in 2011 based on the current economic environments in China and Europe and our near-term assessment of the cash flows of these acquisitions, we anticipate growth in the heat pump markets in the future and are continuing their operations, viewing these acquisitions as providing value and increased sales over the long term.

We performed an inventory impairment assessment as of March 31, 2012, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel, plates and components for our products generally ordered two to three months in advance of anticipated production needs. During the first three quarters of 2011, we determined that no write-down of raw materials was required because raw materials in inventory consisted primarily of steel, for which the possibilities of becoming obsolete are very remote. The temporary financial difficulties encountered by certain of our customers in 2011 resulted in unexpected delays and abandonment of planned projects, cancelation of anticipated orders and delays in the performance of existing contracts associated with such projects. We believed that a portion of these contracts would be reinstated and performed in 2011 or 2012, and did not receive firm contract cancelations of existing contracts until the end of the third quarter in 2011. Accordingly, we performed an impairment assessment of our inventory at fiscal year-end rather than during the interim periods. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with the affected customers to discuss their financing situation and projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. A portion of the canceled orders from 2011 for PHEs and PHE Units have been reinstated, and we believe that additional orders and contracts that were canceled or partially delayed will be performed in 2012, gradually consuming our increased levels of finished goods in inventory otherwise requiring impairment as we fulfill these delayed and reinstated contracts along with new orders. We also made an analysis of whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we recorded provision of inventory impairment of $126,156 for the three months ended March 31, 2012.

Other income (expenses), net. Our other income for the three months ended March 31, 2012, was $861,047 compared to net other expense of $167,660 for the same period of 2011, an increase of $1,028,707 or 614%. The increase was due mainly to increased after-sales service revenue, technology service revenue of $0.46 million and $0.26 million of government grant of enterprise tax refund for welfare, and decreased foreign exchange transaction loss of $0.11 million.

Income tax expense (benefit). We had income tax benefit of $24,104 for the three months ended March 31, 2012, compared to $0.68 million for the same period of 2011. The effective income tax rate for the first quarter of 2012 was 0.03% compared to 14.5% for the same period of 2011, with the difference mainly due to increased valuation allowance for deferred tax asset for bad debt allowance and inventory allowance resulting from our continued losses.

Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. Taiyu has been classified as a high-tech enterprise since 2009 and eligible for an income tax rate of 15% through 2012. The local PRC government reviews the high-tech status of such enterprises annually. The income tax rate for SanDeKe is 13% and 12% for 2012 and 2011, respectively, because of its foreign-invested enterprise status.

SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Pump, Ruicheng and SmartHeat Trading are subject to the regular 25% PRC income tax rate. SmartHeat Germany is subject to a 15% corporate income tax in Germany.

Net Income (Loss). Our net loss for the three months ended March 31, 2012, was $6.9 million compared to net loss of $3.9 million for the same period of 2011, an increase of $2.98 million or 75%. Net loss as a percentage of sales was 103% in the three months ended March 31, 2012, and net loss as a percentage of sales was 50% in the comparable period of 2011. This decrease in net income was attributable to decreased net sales and increased bad debt allowance and inventory provision reserve.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and equivalents of $15.85 million. Working capital was $100.85 million at March 31, 2012. The ratio of current assets to current liabilities was 3.57:1 at March 31, 2012.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating activities	$(347,379)	$(15,461,142)
Investing activities	$(2,899,100)	$(12,562,461)
Financing activities	$6,620,156	$(112,093)

Net cash flow used in operating activities was $0.35 million in the three months ended March 31, 2012, compared to net cash flow used in operating activities of $15.46 million in the same period of 2011. The decrease in net cash outflow in operating activities was due mainly to improved collection on accounts receivable, which brought us $4.97 million cash inflow in the three months ended March 31, 2012, whereas we had cash outflow of $0.84 million on accounts receivable in the comparable period of 2011. We also had cash inflow of $3.67 million from advance to suppliers in the first quarter of 2012, whereas we had cash outflow of $4.10 million in the comparable period of 2011. In addition, we had cash outflow of $0.78 on inventory in the first quarter of 2012, compared with $2.88 million cash outflow in the same period of 2011.

Net cash flow used in investing activities was $2.90 million in the three months ended March 31, 2012, compared to net cash used in investing activities of $12.56 million in the same period of 2011. In the three months ended March 31, 2012, we had $1.94 million increase in restricted cash, and paid $0.96 million advance for equipment purchase and $0.81 million on construction in progress. In the comparable period of 2011, we had acquisition of SmartHeat Pump and SmartHeat Germany for $13.49 million cash, and purchase of property and equipment of $0.83 million.

Net cash flow provided by financing activities was $6.62 million in the three months ended March 31, 2012, compared to net cash used in financing activities of $0.11 million in the same period of 2011. The cash inflow in 2012 consisted primarily of proceeds from a short-term loan of $7.93 million, but partially offset by repayment on notes payable of $1.31 million. In the three months ended March 31, 2011, we had $0.49 million in proceeds from a short-term loan and $0.74 million from cash contribution from noncontrolling interest, but repaid $1.34 million on notes payable.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date, or up to 2 heating seasons. Our receipts for payment on our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation, testing times and warranty periods. For example, PHEs are less complex than PHE Units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We may experience payment delays from time to time, which historically have been from 1 to 3 months from the due date, but given the temporary financial difficulties in 2011 of some of our state-owned customers resulting from tightened fiscal policies in China, we have experienced longer payment delays from these customers. Our accounts receivable and inventory turnover are relatively low and days sales outstanding ratio relatively high. Consequently, collection on our sales is slow and capital is tied up in inventories, which may result in pressure on cash flows. For the three months ended March 31, 2012, we had accounts receivable turnover of 0.62, with days sales outstanding of 589 and inventory turnover of 0.38 on an annualized basis. For the three months ended March 31, 2011, we had accounts receivable turnover of 2.43, with days sales outstanding of 150 and inventory turnover of 2.74 on an annualized basis. The low accounts receivable turnover and high days outstanding in the first quarter of 2012 was due primarily to the temporary financial difficulties of some of our state-owned customers that resulted in delays in their making payments to us. The low inventory turnover rate in the three months ended March 31, 2012, was due to decreased sales volume from our state-owned customers in China having temporary financial difficulties, which resulted in an unexpected cancelation of orders and delays in the performance of PHE and PHE Unit contracts.

As of March 31, 2012, we had gross accounts receivable of $56,511,119, of which $3,086,442 was with aging within 30 days, $10,320,625 was with aging over 30 days and within 90 days, $23,347,733 was with aging over 90 days and within 180 days, $7,112,489 was with aging over 180 days and within 360 days, and $12,643,831 was with aging over 360 days. At March 31, 2012, net accounts receivable was $40,103,024, or gross accounts receivable of $56,511,119 less bad debt allowance of $12,661,551, unearned interest of $31,753 and total retention receivables of $3,714,791.

Our accounts receivable typically remain outstanding for a significant period of time based on the standard payment terms with our customers described above. The increase in amount of accounts receivable outstanding for more than 180 days in the three months ended March 31, 2012, was due mainly to payment delays from certain state-owned customers that experienced working capital difficulties in 2011 because of the current deflationary fiscal policy of the PRC government. We do not expect a significant risk with respect to these overdue accounts receivable. We took the bad debt allowance against some of these customers and believe that a substantial portion of the bad debt will be repaid in 2012 as the PRC government restores grants and credit policies.

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

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties other than as described following under “Contractual Obligations.” We have not entered into any derivative contracts that are indexed to our shares and classified as stockholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Contractual Obligations

We were obligated for the following short-term loans as of March 31, 2012, and December 31, 2011:

	2012	2011
From a commercial bank in the PRC for RMB 25,000,000 entered into on October 18, 2010. The loan currently bears interest at 7.22% with maturity on October 17, 2011, and was renewed until September 13, 2012. The loan was pledged by bank deposit.	$3,971,848	$3,967,687
From a commercial bank in the PRC for RMB 10,000,000 entered into on June 27, 2011. The loan currently bears interest at 7.57% with maturity on June 27, 2012. The loan was pledged by bank deposit.	1,588,739	1,587,075
From a commercial bank in the PRC for RMB 3,000,000 entered into on June 30, 2011. The loan currently bears interest at 6.63% with maturity on June 29, 2012. The loan was guaranteed by a third party.	476,622	476,122
From a commercial bank in the PRC for RMB 5,000,000 entered into on July 6, 2011. The loan currently bears interest at 6.63% with maturity on July 5, 2012. The loan was guaranteed by a third party.	794,370	793,537
From a commercial bank in the PRC for RMB 3,000,000 entered into on July 15, 2011. The loan currently bears interest at 6.89% with maturity on July 14, 2012. The loan was guaranteed by a third party.	476,622	476,122
From a commercial bank in the PRC for RMB 1,600,000 entered into on August 1, 2011. The loan currently bears interest at 6.89% with maturity on July 31, 2012. The loan was guaranteed by a third party.	254,198	253,932
From a commercial bank in the PRC for RMB 3,300,000 entered into August 16, 2011. The loan currently bears interest at 6.89% with maturity on August 15, 2012. The loan was guaranteed by a third party.	524,284	523,737
From a commercial bank in the PRC for RMB 1,100,000 entered into on August 23, 2011. The loan currently bears interest at 6.89% with maturity on August 22, 2012. The loan was guaranteed by a third party.	174,761	174,578
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 21, 2011. The loan currently bears interest at 7.22% with maturity on September 20, 2012. The loan was pledged by bank deposit.	794,370	793,537
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 8, 2011. The loan currently bears interest at 7.872% with maturity on November 2, 2012. The loan was guaranteed by Taiyu.	1,588,739	1,587,075
From a commercial bank in the PRC for RMB 50,000,000 entered into on February 17, 2012. The loan currently bears interest at 7.872% with maturity on January 16, 2013. The loan was guaranteed by SanDeKe.	7,943,694	-
	$18,588,247	$10,633,402

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by the same third party company, the guarantee term is one year and we are not required to pay for this guarantee service as we provide the same guarantee service to loans of the third party company in return. As of March 31, 2012, we have signed a contract to provide guarantees of up to RMB 30 million ($4.8 million) in loans for this third party company.

On December 12, 2011, we entered into a long-term loan agreement with a commercial bank for RMB 13,000,000 ($2.07 million), bearing interest of 6.65%, with a maturity date of October 26, 2013. The loan was pledged with building and land.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP. Our Board of Directors and management have implemented measures to mitigate this material weakness and are evaluating remediation measures that we will undertake to address this material weakness, and will continue this evaluation in order to implement a comprehensive remediation plan. Until such time as we hire qualified accounting staff and train our current accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate this material weakness in our internal control over financial reporting. Notwithstanding this material weakness, our management has concluded that our consolidated financial statements for the periods covered by and included in this report are prepared in accordance with U.S. GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

SMARTHEAT INC.
(Registrant)
Date: May 15, 2012	By:	/s/ Jun Wang
Jun Wang Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith