Form 10-Q
period 2012-06-30
SMARTHEAT INC.
filed 2012-08-20
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110141
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒
3,955,774 shares of common stock outstanding as of August 17, 2012.

SmartHeat Inc.

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, the competitive nature of our business and markets and product qualification requirements of our customers. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	our recent restructuring efforts;
•	our new management’s ability to operate a public company;
•	our goals and strategies;
•	our expansion plans;
•	our future business development, financial conditions and results of operations;
•	the expected growth of the market for PHE products, heat meters and heat pumps in our target markets;
•	our expectations regarding demand for our products;
•	our expectations regarding keeping and strengthening our relationships with key customers;
•	our ability to stay abreast of market trends and technological advances;
•	our ability to protect our intellectual property rights effectively and not infringe on the intellectual property rights of others;
•	our ability to attract and retain quality employees;
•	our ability to pursue strategic acquisitions and alliances;
•	competition in our industry in China;
•	general economic and business conditions in the regions in which we sell our products;
•	relevant government policies and regulations relating to our industry; and
•	market acceptance of our products.

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

Since filing our Form 10-Q for the quarter ended March 31, 2012, we significantly restructured our Board of Directors (the “Board”) and management.  Two directors, Jun Wang and Arnold Staloff, resigned, and two new directors, Oliver Bialowons and Kenneth Scipta, were appointed to our Board.  To better focus his time and attention on our operations, Jun Wang resigned as Chairman and Chief Executive Officer of the parent company, but retained his positions as chief executive of all of our operating subsidiaries.   Mr. Wen Sha and Xudong Wang also refocused all of their time and attention to their roles with our operating subsidiaries by resigning from their respective positions with the parent company.  Oliver Bialowons assumed the duties of President of the parent company on May 25 and Michael Wilhelm assumed the duties of Chief Financial Officer and Treasurer on July 10, following the end of our second quarter. Since assuming their respective duties as President and Chief Financial Officer, our new management team has not yet had the opportunity to fully assess our internal controls and reporting systems. As a result, with respect to Item 4 (Controls and Procedures) and the certifications under Sections 302(a) and 906 of the Sarbanes Oxley Act of 2002, our current President and current Chief Financial Officer have relied upon the evaluation of the effectiveness of our disclosure controls and procedures implemented by our former Chief Executive Officer and Chief Financial Officer, and are qualified in their entirety by their knowledge as of the time of such certification.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$10,524,475	$12,419,922
Restricted cash	2,014,879	2,688,691
Accounts receivable, net	34,674,589	47,055,517
Retentions receivable	3,804,683	3,583,898
Advances to suppliers	7,736,041	17,603,984
Other receivables (net), prepayments and deposits	6,966,372	6,663,330
Taxes receivable	1,488,039	-
Inventories, net	53,277,325	53,648,549
Notes receivable - bank acceptances	714,636	1,916,320

Total current assets	121,201,039	145,580,211

NONCURRENT ASSETS
Long term investment	722,750	-
Restricted cash	367,032	204,991
Retentions receivable	357,790	670,291
Advance to supplier for equipment	6,712,014	1,122,914
Construction in progress	1,307,138	522,876
Property and equipment, net	11,183,709	11,348,601
Intangible assets, net	15,078,103	15,419,805
Goodwill	2,037,892	2,098,332
Other noncurrent asset	-	10,044

Total noncurrent assets	37,766,428	31,397,854

TOTAL ASSETS	$158,967,467	$176,978,065

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,622,034	$12,660,100
Advance from customers	5,594,098	4,585,218
Taxes payable	9,315	1,178,712
Accrued liabilities and other payables	4,911,877	4,136,298
Notes payable - bank acceptances	47,432	3,278,232
Loans payable	16,442,948	10,633,402

Total current liabilities	35,627,704	36,471,962

DEFERRED TAX LIABILITY	139,430	189,516

LONG-TERM PAYABLE	2,055,368	2,281,023

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 3,955,774 shares issued and outstanding	3,956	3,956
Paid-in capital	103,023,657	102,985,737
Statutory reserve	5,396,014	5,396,014
Accumulated other comprehensive income	10,495,262	11,119,887
Retained earnings	1,260,570	17,445,733

Total Company stockholders' equity	120,179,459	136,951,327

NONCONTROLLING INTEREST	965,506	1,084,237

TOTAL EQUITY	121,144,965	138,035,564

TOTAL LIABILITIES AND EQUITY	$158,967,467	$176,978,065

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net sales	$11,728,846	$14,970,050	$4,982,448	$7,077,901
Cost of goods sold	9,736,416	9,762,240	4,535,323	4,432,011

Gross profit	1,992,430	5,207,810	447,125	2,645,890

Operating expenses
Selling	7,368,865	4,202,087	4,995,103	2,272,932
General and administrative	5,480,510	6,819,012	929,452	3,740,566
Provision for bad debts	5,880,728	5,805,672	3,384,837	3,736,818

Total operating expenses	18,730,103	16,826,771	9,309,392	9,750,316

Loss from operations	(16,737,673)	(11,618,961)	(8,862,267)	(7,104,426)

Non-operating income (expenses)
Interest income	110,611	132,494	62,472	57,160
Interest expense	(628,049)	(293,235)	(345,469)	(163,063)
Financial expense	(83,015)	(77,284)	(31,884)	(56,857)
Foreign exchange transaction gain (loss)	20,322	(302,204)	36,667	(177,104)
Other income (expenses)	973,212	324,229	(189,752)	291,524

Total non-operating income (expenses), net	393,081	(216,000)	(467,966)	(48,340)

Loss before income tax	(16,344,592)	(11,834,961)	(9,330,233)	(7,152,766)
Income tax benefit	(44,494)	(1,328,059)	(20,390)	(647,160)

Net loss before noncontrolling interest	(16,300,098)	(10,506,902)	(9,309,843)	(6,505,606)
Less: loss attributable to noncontrolling interest	(114,935)	(134,724)	(57,145)	(87,230)

Net loss to SmartHeat Inc.	(16,185,163)	(10,372,178)	(9,252,698)	(6,418,376)

Other comprehensive item
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	(624,625)	3,625,300	(894,662)	1,832,070

Foreign currency translation loss attributable to noncontrolling interest	(3,796)	-	(4,813)	-

Comprehensive loss attributable to SmartHeat Inc.	$(16,809,788)	$(6,746,878)	$(10,147,360)	$(4,586,306)

Comprehensive loss attributable to noncontrolling interest	$(118,731)	$(134,724)	$(61,958)	$(87,230)

Basic weighted average shares outstanding	3,955,774	3,857,238	3,955,774	3,859,260

Diluted weighted average shares outstanding	3,955,774	3,857,238	3,955,774	3,859,260

Basic loss per share	$(4.09)	$(2.69)	$(2.34)	$(1.66)

Diluted loss per share	$(4.09)	$(2.69)	$(2.34)	$(1.66)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2012	2011
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(16,300,098)	$(10,506,902)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	942,269	846,867
Provision for bad debts	5,880,728	5,805,672
Provision for other receivables	352,695	-
Provision for inventory impairment	670,887	-
Unearned interest on accounts receivable	(54,553)	(51,955)
Stock option expense	37,919	253,232
Changes in deferred tax	(49,504)	(1,344,853)
(Increase) decrease in current assets:
Accounts receivable	6,414,799	(562,246)
Retentions receivable	75,783	(465,697)
Advances to suppliers	9,890,950	(10,382,745)
Other receivables, prepayments and deposits	(682,631)	1,412,427
Inventories	(519,271)	(9,186,101)
Taxes receivable	(1,491,007)	-
Increase (decrease) in current liabilities:
Accounts payable	(3,997,057)	2,280,976
Advance from customers	748,702	717,616
Taxes payable	(1,169,319)	(2,823,643)
Accrued liabilities and other payables	822,137	(940,503)

Net cash provided by (used in) operating activities	1,573,429	(24,947,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	502,180	(418,844)
Acquisition of property & equipment	(533,098)	(2,135,598)
Acquisition of intangible assets	(32,124)	(97,420)
Cash paid for acquisition of subsidiaries	-	(13,536,914)
Cash from acquisition of subsidiaries	-	448,849
Notes receivable	1,197,726	531,133
Advance for equipment purchase	(5,608,880)	-
Construction in progress	(788,427)	(432,405)
Equity method investee	(721,439)	-

Net cash used in investing activities	(5,984,062)	(15,641,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	5,866,126	5,461,309
Cash contribution from noncontrolling interest	-	749,303
Payment on notes payable	(3,227,291)	(2,051,360)

Net cash provided by financing activities	2,638,835	4,159,252

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(123,649)	808,551

NET DECREASE IN CASH & EQUIVALENTS	(1,895,447)	(35,621,251)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	12,419,922	56,806,471

CASH & EQUIVALENTS, END OF PERIOD	$10,524,475	$21,185,220

Supplemental cash flow data:
Income tax paid	$207,724	$135,449
Interest paid	$723,113	$293,816

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

On April 14, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) to acquire Shenyang Taiyu Machinery and Electronic Equipment Co., Ltd., subsequently renamed SmartHeat Taiyu (Shenyang) Energy Technology Co., Ltd. (“Taiyu”), a privately held Sino-foreign joint venture company formed under the laws of the People’s Republic of China (“PRC”) on July 24, 2002, and engaged in the design, manufacture, sale and servicing of plate heat exchange products in China. The Share Exchange Agreement was entered into by SmartHeat, Taiyu and the shareholders of Taiyu. Pursuant to the Share Exchange Agreement, all of the equitable and legal rights, title and interests in and to Taiyu’s share capital of RMB 25,000,000 ($3.95 million) were exchanged for 1,850,000 shares of SmartHeat’s common stock (the “Share Exchange”). SmartHeat received PRC government approval on May 28, 2008, of its subscription for 71.6% of the registered capital of Taiyu, and approval on June 3, 2009, of the transfer of the remaining 28.4% ownership of Taiyu from the original joint venture shareholders who had received shares of SmartHeat common stock in the Share Exchange. Concurrent with the Share Exchange, one of SmartHeat’s shareholders cancelled 250,000 issued and outstanding shares of SmartHeat common stock pursuant to a split-off agreement dated April 14, 2008. As a result of the Share Exchange, Taiyu became a wholly foreign-owned enterprise of SmartHeat.

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

On June 16, 2009, Taiyu closed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd. (“Siping Beifang”), a company organized under the laws of the PRC, to purchase certain assets consisting of the plant, equipment and certain land use rights for RMB 54,000,000 ($7.91 million). Taiyu then transferred all the acquired assets to SmartHeat Siping, the newly incorporated subsidiary. The Company paid RMB 7,250,000 ($1.06 million) on completion of inventory inspection, with the remaining consideration paid as of June 30, 2011.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

On May 6, 2010, the Company formed SmartHeat (Shanghai) Trading Co., Ltd. (“SmartHeat Trading”) through a nominee to market and expand sales of the Company’s Taiyu-branded products. The Company made a capital contribution of $1.5 million and, from inception until November 9, 2011, controlled and was entitled to 100% of the profit or loss of SmartHeat Trading pursuant to an investment agreement dated February 1, 2010. Effective  November 9, 2011, the Company terminated the nominee-owner relationship and acquired direct control over SmartHeat Trading.

On January 7, 2011, the Company invested $771,658 for 51% of the equity interest in Hohhot Ruicheng Technology Co., Ltd. (“Ruicheng”), a joint venture formed on December 2, 2010, in Hohhot City, China, for the design and manufacture of heat meters.

On March 1, 2011, the Company entered into a purchase agreement with Shenyang Bingchuan Refrigerating Machine Limited Company, a Shenyang-based state-owned heat pump manufacturer and designer, which was renamed SmartHeat (Shenyang) Heat Pump Technology Co., Ltd. (“SmartHeat Pump”). The Company paid RMB 50 million ($7.6 million) to acquire 95% of the equity interest in SmartHeat Pump, with a local government entity retaining the remaining 5%.

On March 3, 2011, the Company completed the acquisition of Gustrower Warmepumpen GmbH, a designer and manufacturer of high efficiency heat pumps in Germany subsequently renamed SmartHeat Deutschland GmbH (“SmartHeat Germany”), from Conergy AG for EUR 4,248,082 ($5.90 million) paid at closing. This acquisition will extend the Company’s clean technology heating solutions into the rapidly growing heat pump markets in Europe and China, enabling its customers to purchase technologically advanced heat pumps at competitive prices.

In April 2012, the Company invested RMB 4,600,000 ($0.72 million) to establish a new joint venture named Urumchi XinRui Technology Limited Liability Company (“XinRui”). The Company owns 46% of XinRui. As of June 30, 2012, XinRui has not commenced operations.

Effective February 7, 2012, the Company implemented a one-for-ten reverse stock split of its common stock as approved by the Board of Directors on January 19, 2012. All share amounts and per share prices were retroactively adjusted to reflect the effect of this reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The consolidated interim financial information as of June 30, 2012, and for the six and three months ended June 30, 2012 and 2011, were prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP are not included. The interim consolidated financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2012, its consolidated results of operations and cash flows for the six and three month periods ended June 30, 2012 and 2011, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Equity Method Accounting

In April 2012, the Company invested $722,750 to establish a new joint venture named Urumchi XinRui Technology Limited Liability Company (“XinRui”). The Company owns 46% of XinRui and accounted for this investment under the equity method of accounting (ASC 323-30). The Company recorded its investment at original cost. This balance will increase with income and decrease for dividends and losses from the subsidiary that accrue to the Company.

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

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 2012, the Company maintained restricted cash of $2.38 million in several bank accounts, of which $0.64 million was for cash deposits from customers  to secure payment from such customers no later than the expiration of the warranty period, $23,715 were deposits the Company paid to a commercial bank in exchange for the bank issuing bank acceptances to  vendors of the Company, $1.49 million were deposits made to earn interest income and $0.23 million was a deposit for a letter of credit. Of the total restricted cash at June 30, 2012, $2.01 million will be released to the Company within one year. As of December 31, 2011, the Company maintained restricted cash of $2.89 million in several bank accounts, of which $1.38 million was for cash deposits from customers to secure payment from such customers no later than the expiration of the warranty period; $1.48 million were deposits the Company paid to a commercial bank in exchange for the bank issuing bank acceptances to the Company’s vendors and $31,742 was a deposit for a letter of credit. Of the total restricted cash at December 31, 2011, $2.69 million will be released to the Company within one year.

The following table presents in U.S. dollars (“USD”) the amount of cash and equivalents held by the Company as of June 30, 2012 and December 31, 2011, based on the jurisdiction of deposit. The Company’s U.S. parent holds cash and equivalents in U.S. bank accounts denominated in USD.

As of June 30, 2012	United States	China	Germany	Total
Cash in bank	$27,198	$10,083,605	$399,165	$10,509,968
Cash on hand	-	14,507	-	14,507
Total cash	$27,198	$10,098,112	$399,165	$10,524,475

As of December 31, 2011	United States	China	Germany	Total
Cash in bank	$282,359	$10,555,706	$1,570,632	$12,408,697
Cash on hand	-	11,225	-	11,225
Total cash	$282,359	$10,566,931	$1,570,632	$12,419,922

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $16.41 million and $10.58 million at June 30, 2012, and December 31, 2011, respectively.

At June 30, 2012, and December 31, 2011, the Company had retentions receivable from customers for product quality assurance of $4.20 million and $4.30 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date, of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $3,207 and $57,828 at June 30, 2012, and December 31, 2011, respectively. Unearned interest is imputed interest on accounts receivable with due dates over 1 year from the invoice date discounted at the Company’s borrowing rate of 6.00% at June 30, 2012, and December 31, 2011.

Bad Debt Allowance

The Company’s policy is to provide approximately 50% of accounts receivable aged over 180 days from the payment due date and 100% accounts receivable aged over 360 days from the payment due date as bad debt allowance.  Management of the Company’s subsidiaries further analyzes each individual customer for which they have taken a bad debt allowance to further assess the likelihood of collectability.  Customers who are either state-owned or have a history of support from the state, or larger companies with long operating histories, that management of the Company’s subsidiaries believe the chance of non-payment will be remote, are excluded for the purpose of calculating  bad debt allowance.

Advance to Suppliers

The Company makes advances to certain vendors to purchase material and equipment. The advances are interest-free and unsecured.

Inventories

Inventories are valued at the lower of cost or market, with cost determined on a moving weighted-average basis. The difference is recorded as a cost of sales, if the current market value is lower than their historical cost.  In addition, the Company makes an inventory impairment provision at each period end for inventory held over 360 days. Cost of work in progress and finished goods comprises direct material, direct labor and an allocated portion of production overheads.

Certain raw materials, such as stainless steel products, plates, shims, gaskets, and pump valves, require longer than normal procurement periods, or “lead times,” with some procurement periods running longer than six months.  In order to guarantee availability of raw materials for production and sales, the Company’s subsidiaries, based on historical sale patterns, estimate and purchase material for the upcoming period.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. The Company evaluates goodwill and intangible assets with indefinite lives for impairment annually using a two-step approach. Based on this valuation approach, the Company concluded that the goodwill balance of $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany was impaired as of December 31, 2011, as discussed under Goodwill below. Based on its review, the Company believes that, as of June 30, 2012, and December 31, 2011, there were no significant impairments of its other long-lived assets.

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

Activity in the Company’s warranty reserve from January 1, 2011, to June 30, 2012, is as follows:

	2012	2011
Beginning balance	$515,812	$398,292
Provisions	449,662	620,722
Actual costs incurred	(449,662)	(503,202)
Due to exchange rate	(1,957)	-
Ending balance in current liabilities	$513,855	$515,812

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the six months ended June 30, 2012 and 2011, were $114,890 and $512,867, respectively. R&D costs for the three months ended June 30, 2012 and 2011, were $63,956 and $383,885, respectively.

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

The Company follows the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (codified in FASB ASC Topic 740). When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. At June 30, 2012, the Company had not taken any significant uncertain tax position on its tax returns for 2011 or prior years, or in computing its tax provision for 2012.

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

Due to the slowdown of the Chinese economy and tightened monetary policy, and in order to attract and retain customers, the Company’s subsidiaries have adjusted their contract and payment terms to permit for more flexible and longer payment terms.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Sales returns and allowances were $0 for the six and three months ended June 30, 2012 and 2011. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when service is provided. For the six months ended June 30, 2012 and 2011, revenue from after-sales services after the expiration of the warranty period was $110,672 and $140,200, respectively. For the three months ended June 30, 2012 and 2011, revenue from after-sales services after the expiration of the warranty period was $(65,228) and $55,400, respectively, which was recorded in other income.

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

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”), codified in ASC Topic 350, goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its FV, with the FV of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the FVs of its reporting units are estimated.

The excess of the purchase price for SmartHeat Germany over the FV of the net assets acquired of $5.1 million (EUR 3.69 million at acquisition date) was recorded as goodwill. The excess of the purchase price for SmartHeat Pump over the FV of the net assets acquired of $5.60 million was recorded as goodwill.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The Company performed an annual goodwill impairment assessment for SmartHeat Germany and SmartHeat Pump as of December 31, 2011. The goodwill balance prior to the impairment charge was $10.97 million, and was established primarily as a result of the acquisitions of SmartHeat Germany and SmartHeat Pump in 2011. The Company completed the step one analysis using DCF, which involved comparing the FV of the reporting unit with the unit’s book value. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining FV is subjective and requires management to exercise judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted the Company’s ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment in the SmartHeat Germany and SmartHeat Pump reporting units corroborated by a combination of factors including a decline in the market capitalization, which is below the book value, and the deteriorating macro environment, which has resulted in a decline in expected future demand. The Company therefore performed the second step of the goodwill impairment assessment to quantify the amount of impairment. This process involved calculating the implied FV of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. This analysis incorporated the declining market capitalization in 2011 and the significant end market deterioration and economic uncertainties impacting expected future demand, including the continued tightened fiscal policy in China and difficulties in obtaining bank leasing loans that have contributed to a general slowdown in many sectors of China’s economy and caused the abandonment of certain projects by the Company’s customers, which in turn resulted in an unexpected cancelation of orders and delays in the performance of PHE Unit and PHE contracts. Based on this analysis, the Company concluded that the goodwill balance of $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany was impaired as of December 31, 2011. The goodwill impairment charge is non-cash in nature. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company has not recorded a corresponding tax benefit in 2011.

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

The following table presents a reconciliation of basic and diluted loss per share for the six months ended June 30, 2012 and 2011:

	2012	2011
Net loss	$(16,185,163)	$(10,372,178)

Weighted average shares outstanding - basic	3,955,774	3,857,238
Effect of dilutive securities:
Unexercised warrants and options	-	-
Weighted average shares outstanding - diluted	3,955,774	3,857,238

Loss per share - basic	$(4.09)	$(2.69)
Loss per share - diluted	$(4.09)	$(2.69)

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended June 30, 2012 and 2011:

	2012	2011
Net loss	$(9,252,698)	$(6,418,376)

Weighted average shares outstanding - basic	3,955,774	3,859,260
Effect of dilutive securities:
Unexercised warrants and options	-	-
Weighted average shares outstanding - diluted	3,955,774	3,859,260

Earnings (loss) per share - basic	$(2.34)	$(1.66)
Earnings (loss) per share - diluted	$(2.34)	$(1.66)

Basic and diluted loss per share are the same for the six and three months ended June 30, 2012 and 2011, because the common stock equivalent of the convertible securities outstanding, consisting of unexercised warrants issued to investors and options issued to the Company’s directors and an officer, are antidilutive and, accordingly, were excluded from the computation of diluted earnings (loss) per share. At June 30, 2012, and December 31, 2011, options to purchase 6,000 shares of common stock were outstanding, of which options to purchase 3,500 shares of common stock were exercisable, respectively, and warrants to purchase 0 shares of common stock were outstanding and exercisable.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the FV of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of June 30, 2012, and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the U.S. parent company are maintained in USD. The functional currency of the Company’s China subsidiaries is the Chinese Yuan Renminbi (“RMB”) and the functional currency of SmartHeat Germany, the Company’s subsidiary in Germany, is the Euro (“EUR”). The accounts of the China subsidiaries and German subsidiary were translated into USD in accordance with SFAS No. 52, “Foreign Currency Translation” (codified in FASB ASC Topic 830). According to SFAS No. 52, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at the historical rates and statement of operations items were translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” (codified in FASB ASC Topic 220).

The RMB to USD exchange rates in effect as of June 30, 2012, and December 31, 2011, were RMB6.3249 = $1 and RMB6.3009 = $1, respectively. The weighted-average RMB to USD exchange rates in effect for the six months period ended June 30, 2012 and 2011, were RMB6.3074 = $1 and RMB6.5832 = $1, respectively. The exchange rates used in translation from RMB to USD were published by the People’s Bank of the People’s Republic of China.

The EUR to USD exchange rate in effect as of June 30, 2012, and December 31, 2011, were EUR0.7952 = $1 and EUR0.7723 =$1, respectively. The weighted-average EUR to USD exchange rate in effect for the six months ended June 30, 2012 and 2011, were EUR0.7706 = $1 and EUR 0.7126 = $1, respectively. The exchange rates used in translation from EUR to USD were published by OANDA Rates.

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (codified in FASB ASC Topics 718 and 505). The Company recognizes in the income statement the grant date FV of stock options and other equity-based compensation issued to employees and non-employees.

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

The following table sets forth a summary of sales by product line for the six and three months ended June 30, 2012 and 2011:

	For the six months		For the three months
	2012	2011	2012	2011
	(in millions)
PHEs	$4.72	$7.29	$1.32	$1.27
PHE Units	4.49	4.43	1.66	3.98
Heat meters	1.74	1.28	1.71	0.36
Heat pumps	0.78	1.97	0.29	1.47
	$11.73	$14.97	$4.98	$7.08

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

New Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

As of June 30, 2012, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3. INVENTORIES

Inventories at June 30, 2012, and December 31, 2011, were as follows:

	2012	2011
Raw materials	$39,503,460	$39,280,141
Work in process	10,530,629	6,496,349
Finished goods	7,724,693	11,699,008
Total	57,758,782	57,475,498
Inventory allowance	(4,481,457)	(3,826,949)
Inventories, net	$53,277,325	$53,648,549

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with the bank or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. As of June 30, 2012, the Company was contingently liable for notes endorsed to vendors of $1.34 million.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2012, and December 31, 2011:

	2012	2011
Building	$4,770,980	$4,789,152
Production equipment	7,809,781	7,372,253
Office equipment	924,522	978,291
Vehicles	1,101,980	1,038,058
Total	14,607,263	14,177,754
Less: accumulated depreciation	(3,423,554)	(2,829,153)
Property & equipment, net	$11,183,709	$11,348,601

Depreciation expense for the six months ended June 30, 2012 and 2011, was $626,652 and $521,600, respectively. Depreciation expense for the three months ended June 30, 2012 and 2011, was $323,837 and $284,800, respectively.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at June 30, 2012, and December 31, 2011, respectively:

	2012	2011
Advance to third parties	$4,014,227	$4,473,539
Deposit for public bids of sales contracts	793,568	617,088
Prepayment for freight, related, insurance, advertisement and consulting expenses	657,973	238,855
Other deposits	64,678	91,988
Advance to employees	925,745	351,847
Other	861,901	890,013
Total	7,318,092	6,663,330
Less: bad debt allowance for other receivables	(351,720)	-
Other receivables (net), prepayment & deposits	$6,966,372	$6,663,330

Advance to third parties were short-term advances to unrelated parties with payment usually due within a year and includes an advance to Siping Beifang of RMB 22,000,000 ($3.48 million)  that is non-interest bearing and with due date extended to September 30, 2012. Deposits for public bidding represented the deposits for bidding on expected contracts, which will be returned to the Company after the bidding process is completed, usually within three to four months from the payment date. Prepayment for freight, related insurance expenses and advertisement represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products and prepaid advertising expense. Other deposits mainly consisted of deposits for rents, payroll expense and utilities. Advance to employees represented short-term loans to employees and advances for business trips and related expenses. Other receivables, prepayments and deposits are reimbursed or settled within 12 months.

7. INTANGIBLE ASSETS

Intangible assets consisted mainly of land use rights, trademarks, computer software, know-how technology, customer lists and covenants not to compete. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2005 for RMB 3,549,682 ($0.44 million). In June 2009, the Company acquired land use rights for $3.1 million from Siping Beifang. In November 2010, the Company’s subsidiary, SmartHeat Energy, acquired land use rights for $10.10 million. The Company has the right to use the land for 50 years and is amortizing such rights on a straight-line basis for 50 years.

Intangible assets consisted of the following at June 30, 2012, and December 31, 2011, respectively:

	Estimated Useful Life (In years)	2012	2011
Land use rights	50	$14,620,792	$14,676,483
Know-how technology	5 – 10	878,568	881,915
Customer lists	5	207,096	207,885
Covenants not to compete	5	112,660	113,089
Software	5	541,966	517,474
Trademarks	7	287,787	288,883
Total		16,648,869	16,685,729
Less: accumulated amortization		(1,570,766)	(1,265,924)
Intangible assets, net		$15,078,103	$15,419,805

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Amortization expense of intangible assets for the six months ended June 30, 2012 and 2011, was $315,617 and $279,300, respectively. Amortization expense of intangible assets for the three months ended June 30, 2012 and 2011, was $150,599 and $173,800, respectively. Annual amortization expense for the next five years from June 30, 2012, is expected to be $594,000, $486,000, $449,000, $413,000 and $413,000, and $12,723,103 thereafter.

8. CONSTRUCTION IN PROGRESS

The Company had construction in progress of $1,307,138 at June 30, 2012, with three ongoing projects. SmartHeat Energy is building a factory with a total estimated cost of $9.00 million, of which the Company has paid $453,000 as of June 30, 2012. The Company temporarily halted construction on this factory because of the current economic and market conditions in China. SmartHeat Siping has a construction project of $52,000 for the laying of a foundation for its machinery installation. This foundation project will be completed in 2012, with remaining cost to complete of $12,000. Taiyu paid $0.80 million for equipment and its installation, which is expected to be completed in August 2012, with remaining cost to be paid of $0.54 million.

9. LONG TERM INVESTMENT

In April 2012, the Company invested $722,750 to establish a new Company named Urumchi XinRui Technology Limited Liability Company (“XinRui”). The Company owns 46% of XinRui and accounted this investment under the equity method.

10. MAJOR CUSTOMERS AND VENDORS

Below is the table indicating the Company’s major customers that account for over 10% of the Company’s total sales. At June 30, 2012, the total accounts receivable balance due from these two customers was $2,298,909. At December 31, 2011, the accounts receivable balance was $5,288,387.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
China Precision Optical Machinery Imports & Exports Co., Ltd.	20%	-	17%	-
Hengli Petrifaction (Dalian) Co., Ltd.	15%	-	-	-
Zhonglan International Chemical Industry Co., Ltd.	-	14%	-	-

For the six and three months ended June 30, 2012 and 2011, no vendors accounted for over 10% of the Company’s total purchases.

11. TAXES RECEIVABLE AND PAYABLE

Taxes receivable consisted of the following at June 30, 2012:

Income tax receivable	$83,409
Value-added tax receivable	1,404,630
Total	$1,488,039

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Taxes payable consisted of the following at June 30, 2012, and December 31, 2011:

	2012	2011
Income tax payable	$-	$182,560
Value-added tax payable	-	962,903
Other tax payable	9,315	33,249
Total	$9,315	$1,178,712

12. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2012, and December 31, 2011:

	2012	2011
Advance from third parties	$1,093,287	$981,658
Payable to Siping Beifang	1,540,995	1,377,060
Other payables	1,216,582	681,810
Warranty reserve (See Note 2)	513,855	515,812
Accrued expenses	547,158	579,958
Total	$4,911,877	$4,136,298

Advance from third parties were short-term, non-interest-bearing advances from third parties. Other payables consisted of payables for the Company’s miscellaneous expenses including postage, business insurance, employee benefits, bidding fee, etc. Accrued expenses mainly consisted of accrued purchases, interest and utility.

13. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued by a bank. The Company deposited a portion of the acceptance amount into the bank as collateral. The terms of the notes range from 3-6 months and bear no interest. At June 30, 2012, and December 31, 2011, the Company deposited $23,715 and $1.48 million with the bank as restricted cash for the bank issuing the notes. The restricted cash is refundable when the notes are repaid.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

14. LOANS PAYABLE - BANK

Short-Term Loans

The Company was obligated for the following short-term loans as of June 30, 2012, and December 31, 2011:

	2012	2011
From a commercial bank in the PRC for RMB 25,000,000 entered into on October 18, 2010. The loan currently bears interest at 7.22% with maturity on October 17, 2011, and was renewed until September 13, 2012. The loan was pledged by bank deposit.	$3,952,632	$3,967,687
From a commercial bank in the PRC for RMB 10,000,000 entered into on June 27, 2011. The loan currently bears interest at 7.57% with maturity on June 27, 2012. The loan was pledged by bank deposit. The loan was repaid in second quarter of 2012.	-	1,587,075
From a commercial bank in the PRC for RMB 3,000,000 entered into on June 30, 2011. The loan currently bears interest at 6.63% with maturity on June 29, 2012. The loan was guaranteed by a third party. The loan was repaid in second quarter of 2012.	-	476,122
From a commercial bank in the PRC for RMB 5,000,000 entered into on July 6, 2011. The loan currently bears interest at 6.63% with maturity on July 5, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	790,526	793,537
From a commercial bank in the PRC for RMB 3,000,000 entered into on July 15, 2011. The loan currently bears interest at 6.89% with maturity on July 14, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	474,316	476,122
From a commercial bank in the PRC for RMB 1,600,000 entered into on August 1, 2011. The loan currently bears interest at 6.89% with maturity on July 31, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	252,968	253,932
From a commercial bank in the PRC for RMB 3,300,000 entered into August 16, 2011. The loan currently bears interest at 6.89% with maturity on August 15, 2012. The loan was guaranteed by a third party. The loan was repaid in August 2012.	521,747	523,737
From a commercial bank in the PRC for RMB 1,100,000 entered into on August 23, 2011. The loan currently bears interest at 6.89% with maturity on August 22, 2012. The loan was guaranteed by a third party.	173,916	174,578
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 21, 2011. The loan currently bears interest at 7.22% with maturity on September 20, 2012. The loan was pledged by bank deposit.	790,526	793,537
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 8, 2011. The loan currently bears interest at 7.872% with maturity on November 2, 2012. The loan was guaranteed by Taiyu.	1,581,053	1,587,075
From a commercial bank in the PRC for RMB 50,000,000 entered into on February 17, 2012.The loan currently bears interest at 7.872% with maturity on January 16, 2013. The loan was guaranteed by SanDeKe.	7,905,264	-
	$16,442,948	$10,633,402

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by the same third party company, the guarantee term is one year and the Company is not required to pay for this guarantee service as the Company provides the same guarantee service to loans of the third party company in return. As of June 30, 2012, and December 31, 2011, the Company has signed a contract to provide guarantees of up to RMB 30 million ($4.74 million) in loans for this third party company.

Long-Term Bank Loan

On December 12, 2011, the Company entered into a long-term loan agreement with a commercial bank for RMB 13,000,000 ($2.06 million), bearing interest of 6.65%, with a maturity date of October 26, 2013. The loan was pledged with building and land.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

15. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe and SmartHeat Pump, and bad debt allowance and provision of inventory impairment booked by the Company which was not allowed per tax purpose. As of June 30, 2012, and December 31, 2011, deferred tax asset (liability) consisted of the following:

	2012	2011
Deferred tax asset - current (bad debt allowance)	$2,694,927	$1,794,878
Deferred tax asset - current (inventory provision)	657,754	571,865
Less: valuation allowance	(3,352,681)	(2,366,743)
Deferred tax asset - current, net	-	-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$139,430	$189,516

16. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat, the parent company, was incorporated in the U.S. and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $4.23 million at June 30, 2012, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for six months ended June 30, 2012 and 2011:

	2012	2011
U.S. statutory rates	(34.0)%	(34.0)%
Tax rate difference	8.8%	8.4%
Effect of tax holiday	7.2%	7.4%
Others	-%	(0.2)%
Valuation allowance	17.7%	7.2%
Tax per financial statements	(0.3)%	(11.2)%

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for three months ended June 30, 2012 and 2011:

	2012	2011
U.S. statutory rates	(34.0)%	(34.0)%
Tax rate difference	8.8%	8.4%
Effect of tax holiday	8.2%	7.5%
Others	-%	(1.2)%
Valuation allowance	16.8%	10.2%
Tax per financial statements	(0.2)%	(9.1)%

The income tax (benefit) for the six months ended June 30, 2012 and 2011, consisted of the following:

	2012	2011
Income tax expense (benefit) - current	$763	$(31,589)
Income tax benefit - deferred	(45,257)	(1,296,470)
Total income tax benefit	$(44,494)	$(1,328,059)

The income tax (benefit) for the three months ended June 30, 2012 and 2011, consisted of the following:

	2012	2011
Income tax expense (benefit) - current	$107	$(100,263)
Income tax benefit - deferred	(20,497)	(546,897)
Total income tax benefit	$(20,390)	$(647,160)

17. STATUTORY RESERVES AND RESTRICTED NET ASSETS

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the board of directors for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment and Ruicheng were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. As of June 30, 2012, the Company has met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40.00 million in registered capital by April 2015 (see Note 19).

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

18. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, the Company sold 163,000 units consisting of one share of the Company’s common stock and a 3-year warrant to purchase 15% of one share of the Company’s common stock for $60.00 per share, at $35.00 per unit, for approximately $5.7 million. The Company issued warrants to purchase 24,450 shares of its common stock. In connection with the private placement, the Company paid commissions of $340,000 and issued warrants to purchase 14,850 shares of its common stock to placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require the Company to settle in its own shares. There is no provision for cash settlement, except in lieu of fractional shares. Net proceeds of $5.1 million were received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 15%; and term of 3 years. The value of the warrants was $70,246. During 2010, warrants to purchase 1,425 shares were exercised at $60.00 per share for $85,500. All outstanding warrants expired unexercised on August 22, 2011, and no new warrants were issued during the six months ended June 30, 2012.

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

On February 1, 2010, the Company issued stock options to an employee. The terms of the options are 5,000 shares at an exercise price per share of $118.50, with a life of five years and vesting over two years as follows: 2,500 shares vest on June 30, 2011, and 2,500 shares vest on June 29, 2012. The options were valued using a volatility of 74%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant-date FV of the options was $367,107.

Based on the FV method under SFAS No. 123 (Revised), “Share Based Payment” (“SFAS 123(R)”) (codified in FASB ASC Financial Instruments, Topic 718 & 505), the FV of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model has assumptions for risk-free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for U.S. Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate. The FV of each option grant to independent directors is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2011	6,000	106.40	2.83
Exercisable at December 31, 2011	3,500	97.80	2.65
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2012	6,000	$106.40	2.33
Exercisable at June 30, 2012	3,500	$97.80	2.15

There were no options exercised during the six months ended June 30, 2012 and 2011. The Company recorded $78,366 and $102,731 as compensation expense for stock options during the six months ended June 30, 2012 and 2011, respectively. There were no options exercised during the three months ended June 30, 2012 and 2011. The Company recorded $59,198 and $51,646 as compensation expense for stock options during the three months ended June 30, 2012 and 2011, respectively.

On April 18, 2011, the Company issued 5,000 shares of stock to an employee as a bonus. On November 28, 2011, the Company issued 95,000 shares of stock to four employees as bonus. The Company recorded $559,000 as stock compensation expense during 2011.

19. COMMITMENTS

Executive Agreements

On July 10, 2012, SmartHeat entered into an agreement with Mr. Oliver Bialowons, the Company’s President, effective as of May 25, 2012 for a one-year term. Mr. Bialowons is compensated at $80,000 per year and eligible for an equity grant of 100,000 restricted shares of the Company’s common stock, at $0.05 per share. The shares will be issued if the Company, at the time of the issuance, remains a listed company on the NASDAQ Stock Market and shareholder approval is obtained.  The shares, upon their issuance, shall be restricted from being sold or transferred to more than aggregate of 10 persons or entities, until June 30, 2017. The Company shall have the option to repurchase the Shares for $0.20 per share until January 31, 2013, $0.40 per share until September 30, 2013, $0.60 per share until June 30, 2014, and $0.80 per share until January 31, 2016.

On July 10, 2012, the Company entered into an agreement with Mr. Michael Wilhelm, the Company’s Chief Financial Offer, for a one-year term with compensation of $36,000 per year. Mr. Wilhelm will be eligible for a discretionary annual cash bonus after SmartHeat's Form 10K for fiscal 2012 is filed with the SEC. Mr. Wilhelm's agreement contains customary provisions relating to termination, confidentiality, non-competition and indemnification.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Lease Agreements

The Company leased offices for its sales representative in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the six months ended June 30, 2012 and 2011, was approximately $275,000 and $252,350, respectively. Rental expense for the three months ended June 30, 2012 and 2011, was approximately $181,500 and $186,550, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow for the allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy, a wholly owned subsidiary in Shenyang with registered capital of $30 million, subsequently satisfied out of the registered capital of SmartHeat Investment, for the research, development, manufacturing and sale of energy products. As of June 30, 2012, the Company is committed to contribute the remaining  $40 million in registered capital to SmartHeat Investment by April 2015. The Company plans to satisfy this contribution through cash flow provided by operations and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date. If the Company is unable to make the required capital contribution to registered capital, the Company may apply to extend the payment period, typically granted for six months or more, or otherwise reduce the amount of registered capital to the amount already contributed. There is no penalty for failure to satisfy in full the approved registered capital of a PRC investment holding company.

Restructuring Agreement with a Consulting Firm

On April 23, 2012, the Company entered into an agreement (“Agreement”) with a consulting company named Nimbus Restructuring Manager LLC (“Nimbus”), for advice on raising capital and restructuring the Company to maximize value for the benefit of all of the stockholders of the Company. The term of the agreement is for a period not to exceed 270 days from April 23, 2012.

Upon execution of the Agreement, the Company paid a fee of $200,000. Additionally, the Company will pay the amount of $70,000 per month in advance on the first day of each month (commencing May 1, 2012), for the shorter of 6 months or until the purpose of this Agreement has been achieved. An additional $600,000 is required to be paid upon the completion of the Restructuring to the satisfaction of the Board. The amounts required to be paid to Nimbus in accordance with the terms of the Agreement shall be deemed to be fully earned and non-refundable immediately upon payment and following commencement of performance of the services specified.

The Company shall issue and sell to Nimbus an aggregate of 150,000 shares of the Company’s restricted common stock at the aggregate price of $7,500, or $0.05 per share, the Company has the right to repurchase such shares for $0.20 per share until 1/31/2013, $0.40 per share until 9/30/2012, $0.60 per share until 6/30/2014, $0.80 per share until 3/31/2015 and $1.00 per share until 1/31/2016.

The Company shall reimburse Nimbus and its affiliates for all reasonable and appropriate out-of-pocket expenses actually incurred in performance of the services specified in the Agreement. Upon execution of the Agreement, the Company is obligated to pay Nimbus an advance of $50,000 against any such future expenses, which amount is to be replenished monthly upon submission of adequate details regarding expenses or evidence for expenses incurred.

As of June 30, 2012, the Company paid $390,000 to Nimbus which included the $200,000 due upon the execution of the Agreement, $140,000 for the May and June monthly payment and $50,000 for the advance of expenses. $171,222 was recorded as an expense for the six and three months ended June 30, 2012, on a straight line method.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

20. CONTINGENCIES

Certain of the Company’s bank loans were guaranteed for repayment by a third party. The guarantee term is one year and the Company is not required to pay for this guarantee service as the Company provides the same guarantee service to loans of the third party company in return. As of June 30, 2012, and December 31, 2011, the Company has signed a contract to provide guarantees of up to RMB 30 million ($4.74 million) in loans for this third party company.

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

21. ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

On March 3, 2011, the Company completed the acquisition of SmartHeat Germany, a designer and manufacturer of high efficiency heat pumps. This acquisition will extend the Company’s clean technology heating solutions into the rapidly growing heat pump markets in Europe and China, enabling its customers to purchase technologically advanced heat pumps at competitive prices. The purchase price was EUR 4,248,082 ($5.90 million), which was negotiated based on a two-times multiple of SmartHeat Germany’s projected net income over the three years following the acquisition, and was paid at closing. In the end of year 2011, SmartHeat transferred all of its ownership of SmartHeat Germany to SmartHeat Pump.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the date of the SmartHeat Pump acquisition. The fair values of the assets acquired and liabilities assumed at the closing date were used for the purpose of purchase price allocation. The Company determined that little or no identifiable intangible assets, consisting of outstanding patents, technology and customer lists, were acquired with SmartHeat Pump based on the Company’s due diligence and discussions with the seller. Accordingly, the excess of the purchase price over the FV of the net assets acquired of RMB 37,018,052 ($5.63 million) was recorded as goodwill.

Cash	$189,438
Accounts receivable	920,463
Other receivable	263,220
Inventory	1,265,455
Property and equipment	759,341
Intangible assets	858,409
Goodwill	5,629,951
Accounts payable	(446,334)
Other payable and accrued expenses	(686,195)
Short-term loan	(760,433)
Deferred tax liability	(285,069)
Noncontrolling interest	(103,915)
Purchase price	$7,604,331

The amounts of revenue and earnings (loss) of SmartHeat Germany and SmartHeat Pump since their respective acquisition dates included in the consolidated income statement for 2011 are $1,975,332 and $(4,247,102) for SmartHeat Germany, and $2,570,280 and $(7,713,718) for SmartHeat Pump, respectively. The Company performed annual goodwill impairment assessment for SmartHeat Germany and SmartHeat Pump as of December 31, 2011, and concluded that the goodwill balance of $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany was impaired (see Note 2 - Goodwill).

22. SUBSEQUENT EVENTS

On July 27, 2012, the Company entered into a secured, revolving credit facility under the terms of a Secured Credit Agreement (the “Credit Facility” or the “Credit Agreement”) with Northtech Holdings Inc., a British Virgin Islands business corporation (“Northtech”), owned by certain members of the Company’s former management, James Wang, Rhett Wang and Wen Sha. Jane Ai, the Company’s Corporate Secretary is also a part owner of Northtech. The Credit Facility provides for borrowings of up to two million U.S. Dollars ($2,000,000) (the “Committed Amount”).  On July 31, 2012, we made an initial draw from the revolving line of credit of $500,000.

Borrowings under the Credit Facility are secured by the Company’s deposit accounts and general intangibles located in the United States, its trademarks in the People’s Republic of China  and 35% of its equity interests in each of its wholly-, directly owned subsidiaries.  An origination fee of 4% of the Committed Amount was due to Northtech upon the singing of the Credit Agreement. Borrowings will bear interest at a rate of 1.25% per month, payable monthly, and the Credit Facility will mature on April 30, 2013.  At the Company’s option, the maturity date of the Credit Facility may be extended for up to 4 successive 9 month periods in exchange for an extension fee of 4% of the Committed Amount for each extension. Generally, borrowings may be prepaid at any time without premium or penalty, provided however that if the Company prepays any amount due under the Credit Facility from the proceeds of another instrument or agreement of indebtedness, the Company shall pay a 10% prepayment fee.  All amounts due under the Credit Facility may, at the Company’s option, be paid in either cash or restricted shares of the Company’s common stock.  The Credit Agreement shall be submitted to the Company’s stockholders for approval at the Company’s next annual meeting. The Credit Agreement was filed as Exhibit 10.12 to the Company’s Current Report on Form 8K, filed with the SEC on August 1, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a designer, manufacturer and seller of clean technology plate heat exchangers (“PHE”) and related systems marketed principally in the People’s Republic of China (“PRC”). Our products are used in the industrial, residential and commercial markets to improve energy utilization and efficiencies, and to reduce pollution by reducing the need for coal-fired boilers. We design, manufacture, sell and service PHEs, PHE Units, which combine PHEs with various pumps, temperature sensors, valves and automated control systems in systems custom designed by our in-house engineers, heat meters and heat pumps for use in commercial and residential buildings. We also design, manufacture and sell spiral heat exchangers and tube heat exchangers. Our products and systems are an increasingly important element in providing a clean technology, mission-critical solution to energy consumption and air pollution problems in China and are commonly used in a wide variety of industrial processes where heat transfer is required. Common applications include energy conversion for heating, ventilation and air conditioning, or HVAC, and industrial use in petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. We sell our products under our SmartHeat and Taiyu brand names and also sell PHEs under the Sondex brand name as an authorized dealer of Sondex PHEs in China.

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

As an expansion of our business following our acquisition of Taiyu, we acquired and established subsidiaries in China and Germany. On September 25, 2008, we acquired SanDeKe Co., Ltd., or SanDeKe, a Shanghai-based manufacturer of PHEs. On June 16, 2009, we completed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd., or Siping Beifang, to set up a new manufacturing facility under our newly incorporated subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd., or SmartHeat Siping. On August 14, 2009, we formed Beijing SmartHeat Jinhui Energy Technology Co., Ltd., or Jinhui, a joint venture in Beijing of which we own 52%, to provide consulting services and expand our sales of PHEs into new industries and regions of China. On April 7, 2010, we formed SmartHeat (China) Investment Co., Ltd., or SmartHeat Investment, as an investment holding company in Shenyang for our investment in and establishment of new companies and businesses in China. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy (Shenyang) Energy Equipment Co., Ltd., or SmartHeat Energy, as its wholly owned subsidiary for the research, development, manufacturing and sales of energy products. On May 6, 2010, we formed SmartHeat (Shanghai) Trading Co., Ltd., or SmartHeat Trading, through a nominee, Cleantech Holdings Inc., a British Virgin Islands company, or Cleantech Holdings, to market and expand sales of our branded products in China. Prior to November 9, 2011, we had no direct ownership interest in SmartHeat Trading; instead, we controlled and were entitled to 100% of the profit or loss of SmartHeat Trading under contractual arrangements. Effective as of November 9, 2011, we terminated the nominee-owner relationship and acquired direct control over SmartHeat Trading. On December 2, 2010, we formed Hohhot Ruicheng Technology Co., Ltd., or Ruicheng, a joint venture in Hohhot City, China, for the design and manufacture of heat meters, of which we acquired 51% of the equity interest on January 7, 2011. On March 1, 2011, we entered into a purchase agreement to acquire 95% of the equity interests in Shenyang Bingchuan Refrigerating Machine Limited Company, a Shenyang-based state-owned heat pump manufacturer and designer subsequently renamed SmartHeat (Shenyang) Heat Pump Technology Co., Ltd., or SmartHeat Pump. On March 3, 2011, we completed the acquisition of Gustrower Warmepumpen GmbH, subsequently renamed SmartHeat Deutschland GmbH, or SmartHeat Germany, a designer and manufacturer of high efficiency heat pumps in Germany, to extend our clean technology heating solutions into the rapidly growing heat pump markets in Europe and China.

Principal Factors Affecting Our Financial Performance

Our revenues are subject to fluctuations due to the timing of sales of high-value products, the impact of seasonal spending patterns, the timing and size of projects our customers perform, changes in overall spending levels in the industry, changes in PRC government fiscal policies, inflation in China and other unpredictable factors that may affect customer ordering patterns. Our revenues may fluctuate due to the seasonal nature of central heating services in the PRC because the equipment used in residential buildings must be delivered prior to the beginning of the heating season in late fall, which occurs during the third and fourth calendar quarters in China. We also anticipate decreased sales volume in the first calendar quarter compared to other quarters, as our customers generally install and test our products during this period, and in the process of budgeting their new projects. Additionally, any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a decline in quarterly revenue.

In response to inflationary concerns, the PRC government tightened fiscal policies beginning in 2011 that contributed to a general slowdown in many sectors of China’s economy and restricted bank lending practices. China’s economy grew at its slowest pace in three years during the six months ended June 30, 2012, according to the National Bureau of Statistics of China. Historically, approximately 40% of our customers, representing the majority of our total sales, consist of state-owned enterprises in China. Many of these customers, the majority of which are real estate developers, encountered difficulties in 2011 in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our products, and these conditions have continued into 2012. Accordingly, the continued deflationary policy of the PRC government affected the number of new sales of our PHEs and PHE Units as certain state-owned enterprises deferred bidding for new projects because of their working capital difficulties or abandoned existing projects. The decline in new projects among state-owned enterprises and increased peer competition contributed to a decline in sales of our PHEs and PHE Units in 2011 and the six months ended June 30, 2012. We also canceled contracts in 2011 with certain of these state-owned customers that were unable to make payments or that had requested adjustments to their payment terms in response to their financial difficulties. Although these events caused a decrease in our sales in 2011 and into 2012, a portion of the canceled PHE and PHE Unit orders were reinstated in the six months ended June 30, 2012, and we expect that additional orders and contracts that were canceled or partially delayed will be performed in late 2012, reducing the impact of the drop in our sales over the long term. Furthermore, the PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, which we believe will continue to drive demand for our clean technology heat transfer products.

Our revenues also may fluctuate significantly due to material costs, which normally account for approximately 80% of our cost of sales. We experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless steel used to produce plates for our PHEs and PHE Units. We monitor the commodities markets for pricing trends and changes, but we do not engage in hedging to protect against raw material fluctuations. Instead, we attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance based on production needs and projected sales. We typically experience stronger sales during the second half of the year, which is the start of fall and winter in China, during which we historically generate the majority of our revenue. Accordingly, we increased our inventory and advances to suppliers during the first three quarters of 2011 in anticipation of our historical high season for production. Management believes our current levels of increased inventory resulting from the unexpected abandonment of projects and cancelation of orders by certain customers in 2011 will be consumed throughout 2012 as we fulfill new orders and delayed and reinstated contracts. Although we currently are able to obtain adequate supplies of raw materials, it is impossible to predict future availability or cost. Unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our cash flows and ability to meet the demands of our customers, which could result in the loss of future sales.

Our profitability generally depends upon the margin between the cost to us of certain goods used in the manufacturing process, such as plates, pumps, water tanks, sensors, controlling systems and other raw materials, as well as our fabrication costs associated with converting such goods and raw materials compared to the selling price of our products, and the overall supply of raw materials. We intend to base the selling prices of our products upon the associated raw materials costs to us, which typically make up approximately 80% of total cost. We may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of raw materials through to our customers, however, and there may be a time lag as we bid on new projects and renegotiate pricing with our existing customers. Furthermore, to ease inflationary pressure on our costs, we implemented new controls over our purchasing process and raw material pricing by adopting a new budgetary control system to monitor our fixed costs and continued improvements to our manufacturing process to decrease labor cost and improve manufacturing efficiency.

The economic conditions our subsidiaries faced in 2011 and in the six months ended June 30, 2012, have made it difficult for our subsidiaries to pay dividends to our U.S. parent company, which is dependent upon such dividends to meet its financial obligations.  Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as further detailed in Note 17 to our financial statements.  As of June 30, 2012, our U.S. parent company had $27,198 in cash. As a result, we sought alternative sources of capital for our U.S. parent company. On July 27, 2012, we entered into a secured, revolving credit facility under the terms of a Secured Credit Agreement with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha.  Jane Ai, our Corporate Secretary, is also a part owner of Northtech.  The credit facility provides for borrowings of up to $2.0 million. Details regarding the credit facility were disclosed on a current report on Form 8K filed on August 1, 2012, to which the secured credit agreement was filed as Exhibit 10.12.  On July 31, 2012, we made an initial draw from the revolving line of credit of $500,000.  We believe the credit line will be sufficient to fund the expenses of our U.S. parent company for the next 12 months, during which time we hope to restore the profitability of our subsidiaries, put in place certain agreements between our U.S parent company and our subsidiaries to permit the up streaming of cash, and/or to find additional sources of financing for our U.S. parent company.

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

Accounts Receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we reserved bad debt allowances of $16.41 million and $10.58 million at June 30, 2012, and December 31, 2011, respectively.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which include tangible assets, such as property, plant and equipment, goodwill and other intangible assets, whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows expected to be generated by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on FV, generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. The following are indicators management considers in determining whether it is necessary to test assets for impairment in accordance with ASC 360-10-35-21:

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

We evaluate goodwill and intangible assets with indefinite lives for impairment annually using a two-step approach. Based on this valuation approach, we concluded that the goodwill balance of $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany was impaired as of December 31, 2011. Based on our review, we believe that, as of June 30, 2012, there were no significant impairments of our other long-lived assets.

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

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not the indefinite-lived intangible asset is impaired.  If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement will not have a material impact on our financial statements.

Results of Operations

Six Months Ended June 30, 2012, Compared to the Six Months Ended June 30, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2012		2011
	$	% of Sales	$	% of Sales
Sales	$11,728,846		$14,970,050
Cost of sales	9,736,416	83%	9,762,240	65%
Gross profit	1,992,430	17%	5,207,810	35%
Operating expenses	18,730,103	160%	16,826,771	112%
Loss from operations	(16,737,673)	(143)%	(11,618,961)	(78)%
Other income (expenses), net	393,081	3%	(216,000)	(1)%
Income tax benefit	(44,494)	(0.4)%	(1,328,059)	(9)%
Noncontrolling interest	(114,935)	(1)%	(134,724)	(1)%
Net loss to SmartHeat Inc.	$(16,185,163)	(138)%	$(10,372,178)	(69)%

Sales. Net sales in the six months ended June 30, 2012, were $11.73 million, consisting of $4.72 million for PHEs, $4.49 million for PHE Units, $1.74 million for heat meters and $0.78 million for heat pumps, while net sales in the six months ended June 30, 2011, were $14.97 million, consisting of $7.29 million for PHEs, $4.43 million for PHE Units, $1.28 million for heat meters and $1.97 million for heat pumps, an overall decrease of $3.24 million or 22%. The decrease in sales was due primarily to the decrease in sales volume in the six months ended June 30, 2012, compared to the 2011 period. Sales volume of PHEs, PHE Units, heat meters and heat pumps decreased 2.2%, 6.8%, 27.4% and 2.9%, respectively, in the six months ended June 30, 2012 compared to 2011. Sales volume is seasonal, with an expected decrease in sales volume during the first half of the year, when our customers generally are installing and testing our products and are in the process of budgeting for  new projects. The decrease in sales volume in the six months ended June 30, 2012 compared to 2011 resulted from the continued effects of a tightened fiscal policy in China, which has contributed to a general slowdown in many sectors of China’s economy, restricted bank lending practices and caused the abandonment of certain projects by our customers. China’s economy grew at its slowest pace in three years during the six months ended June 30, 2012. The PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, however, which we believe will continue to drive demand for our clean technology heat transfer products. A smaller than expected portion of the PHE and PHE Unit orders canceled or delayed in 2011 were reinstated in the six months ended June 30, 2012, although we expect that additional orders and contracts that were canceled or partially delayed will be performed in late 2012, reducing the impact of our decreased sales over the long term.

We have a review process for approving each sales contract, especially with respect to sales price. Sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending mainly on each customer’s specific requirements and our negotiation of the contract amount and term. We believe our marketing policy remains successful and have maintained a comparable program to previous years, but we adjusted our pricing policy in 2011 in order to obtain more contracts. The approximately 5% increase in average selling price in the six months ended June 30, 2012 compared to the 2011 period, resulted from an increase of sales of higher selling-price products in the six months ended June 30, 2012 as compared to 2011 despite the decrease in sales volume.

Cost of Sales. Cost of sales was $9.74 million in the six months ended June 30, 2012, compared to $9.76 million in the six months ended June 30, 2011, a decrease of $0.02 million or 0.3%. Cost of sales mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 68% of total cost, while factory overhead cost was 25% and labor 7%. Materials cost typically makes up approximately 80% of total cost, but with the decrease in production volume in the six months ended June 30, 2012, the proportion of factory overhead and manufacturing expense to total cost of sales increased significantly. The decrease in cost of sales is attributable to the decrease in sales. Cost of sales as a percentage of sales increased 18% to 83% in the six months ended June 30, 2012, compared to 65% in the 2011 period, which was mainly due to the significant decrease in sales and production volume. The overhead cost absorbed by individual products increased in the six months ended June 30, 2012, compared to the 2011 period, however, because of our decreased production volume. In order to ease inflationary pressures, we implemented new controls over our purchasing process and raw material pricing by adopting a new budgetary control system to monitor our fixed costs. We also continued improving our manufacturing process to decrease labor costs and improve efficiency.

We performed an inventory impairment assessment as of June 30, 2012, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel, plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. A portion of the canceled orders from 2011 for PHEs and PHE Units were reinstated, and we believe that additional orders and contracts that were canceled or partially delayed will be performed in 2012, gradually consuming our increased levels of finished goods in inventory otherwise requiring impairment as we fulfill these delayed and reinstated contracts along with new orders. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we recorded provision of inventory impairment of $0.67 million for the six months ended June 30, 2012.

Gross Profit. Gross profit was $1.99 million in the six months ended June 30, 2012, compared to $5.21 million in the same period of 2011, or gross profit margins of 17% and 35%, respectively. The decreased gross profit was due primarily to our decreased sales and production volume.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $18.73 million in the six months ended June 30, 2012, compared to $16.83 million in the 2011 period, an increase of $1.90 million or 11%. Operating expenses as a percentage of sales were 160% in the six months ended June 30, 2012, compared to 112% in the six months ended June 30, 2011. The increase in operating expenses mainly resulted from: bad debt allowance for accounts receivables of $5.88 million for the six months ended June 30, 2012, compared with $5.81 million for the 2011 period, and an after-sales service expense of $2.05 million for the six months ended June 30, 2012, for equipment installation and modifications of products under warranty, as part of our continued process to improve product quality and introduce newly-developed technology to maintain existing customers and attract new contracts, compared with $0.17 million for the 2011 period.

We recorded a bad debt allowance of $5.88 million for the six months ended June 30, 2012, compared with $5.81 million for the 2011 period, primarily attributable to payment delays caused by the working capital difficulties of many of our state-owned customers. Due to the deflationary fiscal policy of the PRC government in 2011 that has continued into 2012, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, both of which typically are used to finance the purchase of our products, which resulted in unexpected delays in paying our accounts receivable in a timely manner. Generally, we account for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and hope that a substantial portion of the bad debt will be repaid as the PRC government restores grants and credit policies. We believe the stringent fiscal policy impacting our customers in China will be temporary and the expansion and training of our marketing team and other employees will increase sales and improve the efficiency of our operations.

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

Other income (expenses), net. Our other income for the six months ended June 30, 2012, was $393,081 compared to net other expense of $216,000 for the 2011 period, an increase of $609,081 or 282%. The increase was due mainly to the increased after-sales service revenue and technology service revenue of $0.56 million, and $0.38 million of government grant of enterprise tax refund for welfare, but partially offset by increased interest expense by $0.33 million. Also, one of our subsidiaries incurred a loss of $0.43 million related to the restructuring of its debt during the six months ended June 30, 2012.

Income tax expense (benefit). We had income tax benefit of $44,494 for the six months ended June 30, 2012, compared to $1.33 million for the 2011 period. The effective income tax rate for the six months ended June 30, 2012 was (0.3)% compared to (11.2)% for the 2011 period, with the difference mainly due to increased valuation allowance for deferred tax asset for bad debt allowance and inventory allowance resulting from our continued losses in the six months ended June 30, 2012.

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

Net Income (Loss). Our net loss for the six months ended June 30, 2012, was $16.19 million compared to net loss of $10.37 million for the 2011 period, an increase of $5.81 million or 56%. Net loss as a percentage of sales was 138% in the six months ended June 30, 2012, and net loss as a percentage of sales was 69% in the comparable period of 2011. This increase in net loss was attributable to decreased net sales and increased bad debt allowance and inventory reserve.

Three Months Ended June 30, 2012, Compared to the Three Months Ended June 30, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2012		2011
	$	% of Sales	$	% of Sales
Sales	$4,982,448		$7,077,901
Cost of sales	4,535,323	91%	4,432,011	63%
Gross profit	447,125	9%	2,645,890	37%
Operating expenses	9,309,392	187%	9,750,316	138%
Loss from operations	(8,862,267)	(178)%	(7,104,426)	(100)%
Other income (expenses), net	(467,966)	(9)%	(48,340)	(1)%
Income tax benefit	(20,390)	(0.4)%	(647,160)	(9)%
Noncontrolling interest	(57,145)	(1)%	(87,230)	(1)%
Net loss to SmartHeat Inc.	$(9,252,698)	(186)%	$(6,418,376)	(91)%

Sales. Net sales in the three months ended June 30, 2012, were $4.98 million, consisting of $1.32 million for PHEs, $1.66 million for PHE Units, $1.71 million for heat meters and $0.28 million for heat pumps, while net sales in the three months ended June 30, 2011, were $7.08 million, consisting of $1.27 million for PHEs, $3.98 million for PHE Units, $0.36 million for heat meters and $1.47 million for heat pumps, an overall decrease of $2.10 million or 30%. The decrease in sales was due primarily to the decrease in sales volume in the three months ended June 30, 2012, compared to the 2011 period. Sales volume of PHEs, PHE Units, heat meters and heat pumps increased 65%, 33%, 249% and 11%, respectively, in the second quarter of 2012 compared to 2011. Sales volume is seasonal, with an expected decrease in sales volume during the second quarter of each year when our customers generally are installing and testing our products and are in the process of budgeting for new projects. Increased sales volume was mainly due to increased sales of heat meters, but decrease in the value of the sales was due to the significantly lower selling price for our heat meters as compared to our other products. The PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, however, which we believe will continue to drive demand for our clean technology heat transfer products.

We have a review process for approving each sales contract, especially with respect to sales price. Sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending mainly on each customer’s specific requirements and our negotiation of the contract amount and term.

Cost of Sales. Cost of sales was $4.54 million in the three months ended June 30, 2012, compared to $4.43 million in the three months ended June 30, 2011, an increase of $0.10 million or 2%. Cost of sales mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 73% of total cost, while factory overhead cost was 22% and labor 5%. Materials cost typically makes up approximately 80% of total cost, but with the decrease in production volume in the second quarters of 2012, the proportion of factory overhead and manufacturing expense to total cost of sales increased significantly.  Cost of sales as a percentage of sales increased 28% to 91% in the three months ended June 30, 2012, compared to 63% in the 2011 period, which was mainly due to the significant decrease in sales and production volume. The overhead cost absorbed by individual products increased in the three months ended June 30, 2012, compared to the 2011 period, however, because of the decreased production volume. In order to ease the pressure from inflation, we implemented new controls over our purchasing process and raw material pricing by adopting a new budgetary control system to monitor our fixed costs and continued improvements to our manufacturing process to decrease labor cost and improve manufacturing efficiency.

We performed an inventory impairment assessment as of June 30, 2012, for the write-down of raw materials and finished goods in inventory. Following the completion of our impairment analysis, we recorded provision of inventory impairment of $0.54 million for the three months ended June 30, 2012, and $0 for the three months ended June 30, 2011.

Gross Profit. Gross profit was $0.45 million in the three months ended June 30, 2012, compared to $2.65 million in the 2011 period, or gross profit margins of 9% and 37%, respectively. The decreased gross profit was due primarily to our decreased sales and production volume.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $9.31 million in the three months ended June 30, 2012, compared to $9.75 million in the 2011 period, a decrease of $0.44 million or 5%. Operating expenses as a percentage of sales were 187% in the three months ended June 30, 2012, compared to 138% in the three months ended June 30, 2011. The decrease in operating expenses mainly resulted from decreased G&A expense: bad debt provision for accounts receivables of $3.38 million for the three months ended June 30, 2012, compared with $3.74 million for the 2011 period; decreased R&D expense by $435,000; decreased salary and welfare expense by $131,000; decreased employees’ education and training expense by $83,000, decreased travelling and entertainment expense by 95,000; and general office expense of $125,000, offset by increased selling expense of $2.03 million for system upgrade installation and testing during the three month ended June 30, 2012.

We recorded a bad debt allowance of $3.38 million for the three months ended June 30, 2012, compared with $3.74 million for the 2011 period, primarily attributed to payment delays caused by the working capital difficulties of many of our state-owned customers. Due to the deflationary fiscal policy of the PRC government in 2011 that has continued into 2012, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, both of which typically are used to finance the purchase of our products, which resulted in unexpected delays in paying our accounts receivable in a timely manner. Generally, we account for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and believe that a substantial portion of the bad debt will be repaid as the PRC government restores grants and credit policies. We believe the stringent fiscal policy impacting our customers in China will be temporary and the expansion and training of our marketing team and other employees will increase sales and improve the efficiency of our operations. Nevertheless, we will institute a rigorous program of cost cutting to continue to tightly control our budget and implement additional cost control measures, including a review of the staffing levels of our employees in response to the decrease in revenue.

Other income (expenses), net. Our other expense for the three months ended June 30, 2012, was $467,966 compared to net other expense of $48,340 for the 2011 period, an increase of $419,626 or 868%. The increase was due mainly to the increased interest expense by $0.18 million and loss on debt restructuring of $0.43 million; but partially offset by the increased after-sales service revenue and technology service revenue of $0.10 million and $0.12 million of government grant of enterprise tax refund for welfare.

Income tax expense (benefit). We had income tax benefit of $20,390 for the three months ended June 30, 2012, compared to $647,160 for the 2011 period. The effective income tax rate for the three months ended June 30 of 2012 was (0.2)% compared to (9.1)% for the 2011 period, with the difference mainly due to increased valuation allowance for deferred tax asset for bad debt allowance and inventory allowance resulting from our continued losses during the three months ended June 30, 2012.

Net Income (Loss). Our net loss for the three months ended June 30, 2012, was $9.25 million compared to net loss of $6.42 million for the 2011 period, an increase of $2.83 million or 44%. Net loss as a percentage of sales was 186% in the three months ended June 30, 2012, and net loss as a percentage of sales was 91% in the comparable period of 2011. This increase in net loss was attributable to decreased net sales and increased bad debt allowance and inventory provision reserve.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and equivalents of $10.52 million. Working capital was $85.57 million at June 30, 2012. The ratio of current assets to current liabilities was 3.40:1 at June 30, 2012.

As previously disclosed in the Company’s filings with the SEC, and set forth in Note 17, there are a number of issues with respect to the up streaming of cash from the Company’s subsidiaries in the PRC to the Company’s U.S. parent company.  See “Limitations on the ability of our operating subsidiaries to make payments to us could have a material adverse effect on our ability to conduct our business and fund our operations” disclosed under Risk Factors in the Company’s Annual Report on Form 10K for the fiscal year 2011.

Presently, the Company’s U.S. parent company is experiencing difficulty up streaming cash due to these issues. As a consequence, the Company obtained a revolving line of credit providing for borrowings of up to $2.0 million, to address the cash needs of the Company’s U.S. parent. On July 31, 2012, the Company made an initial draw from the revolving line of credit of $500,000.

See Note 22, Subsequent Events for further details regarding the line of credit.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating activities	$1,573,430	$(24,947,855)
Investing activities	$(5,984,062)	$(15,641,199)
Financing activities	$2,638,835	$4,159,252)

Net cash flow provided in operating activities was $1.57 million in the six months ended June 30, 2012, compared to net cash flow used in operating activities of $24.95 million in the 2011 period. The increase in net cash inflow in operating activities was due mainly to improved collection on accounts receivable, which brought us $6.41 million cash inflow in the six months ended June 30, 2012, whereas we had cash inflow of $5.24 million on accounts receivable in the comparable period of 2011. We also had cash inflow of $9.89 million from advance to suppliers in the six months ended June 30 of 2012, whereas we had cash outflow of $10.38 million in the comparable period of 2011. In addition, we had cash outflow of $0.52 million on inventory in the six months ended June 30 of 2012, compared with $9.19 million cash outflow in the 2011period.

Net cash flow used in investing activities was $5.98 million in the six months ended June 30, 2012, compared to net cash used in investing activities of $15.64 million in the 2011 period. In the six months ended June 30, 2012, we had $0.50 million decrease in restricted cash, and paid $0.53 million for fixed assets purchase, $5.61 million for advance for equipment purchase and $0.79 million on construction in progress. In addition, we invested $0.72 million to establish a new subsidiary in Xinjiang, China for 46% ownership.  In the comparable period of 2011, we had acquisition of SmartHeat Pump and SmartHeat Germany for $13.54 million cash, and purchase of property and equipment of $2.14 million.

Net cash flow provided by financing activities was $2.64 million in the six months ended June 30, 2012, compared to net cash provided in financing activities of $4.16 million in the 2011 period. The cash inflow in 2012 consisted primarily of proceeds from a short-term loan of $5.87 million, but partially offset by repayment on notes payable of $3.23 million. In the six months ended June 30, 2011, we had $5.46 million in proceeds from a short-term loan and $0.75 million from cash contribution from noncontrolling interest, but repaid $2.05 million on notes payable.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date, or up to 2 heating seasons. Our receipts for payment on our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation, testing times and warranty periods. For example, PHEs are less complex than PHE Units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We may experience payment delays from time to time, which historically have been from 1 to 3 months from the due date, but given the temporary financial difficulties in 2011 of some of our state-owned customers resulting from tightened fiscal policies in China, we have experienced longer payment delays from these customers. Our accounts receivable and inventory turnover are relatively low and days sales outstanding ratio relatively high. Consequently, collection on our sales is slow and capital is tied up in inventories, which may result in pressure on cash flows. For the six months ended June 30, 2012, we had accounts receivable turnover of 0.57, with days sales outstanding of 636 and inventory turnover of 0.36 on an annualized basis. For the six months ended June 30, 2011, we had accounts receivable turnover of 2.37, with days sales outstanding of 154 and inventory turnover of 2.13 on an annualized basis. The low accounts receivable turnover and high days outstanding in the six months ended June 30 of 2012 was due primarily to the temporary financial difficulties of some of our state-owned customers that resulted in delays in their making payments to us. The low inventory turnover rate in the six months ended June 30, 2012, was due to decreased sales volume from our state-owned customers in China having temporary financial difficulties, which resulted in an unexpected cancelation of orders and delays in the performance of PHE and PHE Unit contracts.

As of June 30, 2012, we had gross accounts receivable of $55,247,715, of which $2,135,502 was with aging within 30 days, $5,336,212 was with aging over 30 days and within 90 days, $17,966,316 was with aging over 90 days and within 180 days, $27,167,119 was with aging over 180 days and within 360 days, and $2,642,566 was with aging over 360 days. At June 30, 2012, net accounts receivable was $34,674,589, or gross accounts receivable of $55,247,715 less bad debt allowance of $16,407,446, unearned interest of $3,207 and total retention receivables of $4,162,473.

Our accounts receivable typically remain outstanding for a significant period of time based on the standard payment terms with our customers described above. The increase in amount of accounts receivable outstanding for more than 180 days in the six months ended June 30, 2012, was due mainly to payment delays from certain state-owned customers that experienced working capital difficulties in 2011 because of the current deflationary fiscal policy of the PRC government. Bad debt allowance was reserved in accordance with the Company’s accounting policy, though the Company continues to work to collect all funds due.

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

The economic conditions our subsidiaries faced in 2011 and in the six months ended June 30, 2012, have made it difficult for our subsidiaries to pay dividends to our U.S. parent company, which is dependent upon such dividends to meet its financial obligations.   As of June 30, 2012, our U.S. parent company had $27,198 in cash. As a result, we sought alternative sources of capital for our U.S. parent company. On July 27, 2012, we entered into a secured, revolving credit facility under the terms of a Secured Credit Agreement with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha.  Jane Ai, our Corporate Secretary, is also a part owner of Northtech.  The credit facility provides for borrowings of up to $2.00 million. Details regarding the credit facility were disclosed on a current report on Form 8K filed on August 1, 2012, to which the secured credit agreement was filed as Exhibit 10.12.  On July 31, 2012, we made an initial draw from the revolving line of credit of $500,000. We believe the credit line will be sufficient to fund the expenses of our U.S. parent company for the next 12 months, during which time we hope to restore the profitability of our subsidiaries, put in place certain agreements between our U.S parent company and our subsidiaries to permit the up streaming of cash, and/or to find additional sources of financing for our U.S. parent company.

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

Contractual Obligations

We were obligated for the following short-term loans as of June 30, 2012, and December 31, 2011:

	2012	2011
From a commercial bank in the PRC for RMB 25,000,000 entered into on October 18, 2010. The loan currently bears interest at 7.22% with maturity on October 17, 2011, and was renewed until September 13, 2012. The loan was pledged by bank deposit.	$3,952,632	$3,967,687
From a commercial bank in the PRC for RMB 10,000,000 entered into on June 27, 2011. The loan currently bears interest at 7.57% with maturity on June 27, 2012. The loan was pledged by bank deposit. The loan was repaid in second quarter of 2012.	-	1,587,075
From a commercial bank in the PRC for RMB 3,000,000 entered into on June 30, 2011. The loan currently bears interest at 6.63% with maturity on June 29, 2012. The loan was guaranteed by a third party. The loan was repaid in second quarter of 2012.	-	476,122
From a commercial bank in the PRC for RMB 5,000,000 entered into on July 6, 2011. The loan currently bears interest at 6.63% with maturity on July 5, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	790,526	793,537
From a commercial bank in the PRC for RMB 3,000,000 entered into on July 15, 2011. The loan currently bears interest at 6.89% with maturity on July 14, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	474,316	476,122
From a commercial bank in the PRC for RMB 1,600,000 entered into on August 1, 2011. The loan currently bears interest at 6.89% with maturity on July 31, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	252,968	253,932
From a commercial bank in the PRC for RMB 3,300,000 entered into August 16, 2011. The loan currently bears interest at 6.89% with maturity on August 15, 2012. The loan was guaranteed by a third party. The loan was repaid in August 2012.	521,747	523,737
From a commercial bank in the PRC for RMB 1,100,000 entered into on August 23, 2011. The loan currently bears interest at 6.89% with maturity on August 22, 2012. The loan was guaranteed by a third party.	173,916	174,578
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 21, 2011. The loan currently bears interest at 7.22% with maturity on September 20, 2012. The loan was pledged by bank deposit.	790,526	793,537
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 8, 2011. The loan currently bears interest at 7.872% with maturity on November 2, 2012. The loan was guaranteed by Taiyu.	1,581,053	1,587,075
From a commercial bank in the PRC for RMB 50,000,000 entered into on February 17, 2012.The loan currently bears interest at 7.872% with maturity on January 16, 2013. The loan was guaranteed by SanDeKe.	7,905,264	-
	$16,442,948	$10,633,402

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by a third party company, the guarantee term is one year and we are not required to pay for this guarantee service as we provide the same guarantee service to loans of the third party company in return. As of June 30, 2012, we have signed a contract to provide guarantees of up to RMB 30 million ($4.74 million) in loans for this third party company.

On December 12, 2011, we entered into a long-term loan agreement with a commercial bank for RMB 13,000,000 ($2.06 million), bearing interest of 6.65%, with a maturity date of October 26, 2013. The loan was pledged with building and land.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our former Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

Oliver Bialowons assumed the duties of President of the parent company on May 25, 2012, and Michael Wilhelm assumed the duties of Chief Financial Officer and Treasurer on July 10, 2012, following the end of our second quarter.  Since assuming their respective duties as President and Chief Financial Officer, our new management team has not yet had the opportunity to fully assess the internal controls and reporting of the Company and its subsidiaries. As a result, with respect to this Item 4 (Controls and Procedures), our current President and current Chief Financial Officer have relied upon the evaluation of the effectiveness of our disclosure controls and procedures implemented by our former Chief Executive Officer and Chief Financial Officer, and are qualified in their entirety by their knowledge as of the time of such certification.

Our Board of Directors and management intend to mitigate this material weakness by implementing further measures to mitigate this material weakness and are evaluating remediation measures that we will undertake to address this material weakness, and will continue this evaluation in order to implement a comprehensive remediation plan. Until such time as our current management is able to complete its assessment of internal controls and reports and we hire qualified accounting staff and train our current accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate this material weakness in our internal control over financial reporting. Notwithstanding this material weakness, our management has concluded that our consolidated financial statements for the periods covered by and included in this report are prepared in accordance with U.S. GAAP and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and the risks factors discussed below, which could materially affect our business.

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

Our subsidiaries have generated losses from operations in the fiscal year ended December 31, 2011, and in the six months ended June 30, 2012.  As such, our subsidiaries have been unable to remit funds to us for the payment of our obligations. We have executed a secured revolving credit facility with NorthTech Holdings for a $2,000,000 line of credit, which we believe will be sufficient to satisfy our operating costs over approximately the next 12 months. We are also pursuing other options, including restructuring operations at the subsidiary level to regain profitability and entering into management and services agreements with our subsidiaries, subject to the approval of regulatory agencies in China.  However, we cannot provide any assurances that these measures will be adequate to satisfy our liquidity needs, and if we are not able to obtain sufficient funds from our subsidiaries to pay our obligations as they come due, our business could be negatively impacted.

Our common stock is currently listed on The NASDAQ Global Select Market, but we may not be able to maintain this listing and trading may continue to be halted, which may make it more difficult for you to sell shares of our common stock.

On May 30, 2012, NASDAQ halted trading in our common stock pending NASDAQ’s request for additional information from the Company with respect to the restructuring of our Board and management and our entry into a secured revolving credit facility with Northtech Holdings, Inc., an entity owned and controlled by certain members of the Company’s former management team.  We have provided NASDAQ with additional information and clarification with respect to these matters, our business operations and financial condition, as requested.  However, we cannot provide any assurances that trading in our common stock will be reinitiated.

Moreover, the continued trading halt in our common stock may result in the termination of our NASDAQ listing. Such event may harm the trading price of our common stock, increase the volatility of the trading price of our securities and make it more difficult for investors to buy or sell shares of our common stock. In the event our common stock is delisted from NASDAQ, we currently expect that our common stock would be eligible to be listed on the OTC Bulletin Board or Pink Sheets.

Our future success depends on our ability to retain our recently hired President and Chief Financial Officer, and their ability to integrate into, and successfully manage, our business.

Recently, we have undergone significant changes in senior management, including hiring a new President and Chief Financial Officer. We have also restructured our Board and appointed a new audit committee chairman.  This transition to a new management team and a new audit committee chairman may be disruptive to our operations and create uncertainty about our ability to implement our business strategy and/or raise additional capital, and our business may be materially adversely affected.  Our new management team has not yet had the opportunity to fully assess the internal controls and reporting systems and is in the process of a review of the reporting systems and internal controls.   We cannot provide any assurances that our new management team will be able complete its review to its satisfaction or will be able to integrate into, and successfully manage, our business.

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

SMARTHEAT INC.
(Registrant)

Date: August 20, 2012	By:	/s/ Oliver Bialowons
Oliver Bialowons President (Principal Executive Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith