Form 10-Q
period 2012-09-30
SMARTHEAT INC.
filed 2012-11-21
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110141
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

4,255,774 shares of common stock outstanding as of November 21, 2012.

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

During mid-2012, we significantly restructured our Board of Directors (the “Board”) and management.  Two directors, Jun Wang and Arnold Staloff, resigned, and two new directors, Oliver Bialowons and Kenneth Scipta, were appointed to our Board.  To better focus his time and attention on our operations, Jun Wang resigned as Chairman and Chief Executive Officer of the parent company, but retained his positions as chief executive of all of our operating subsidiaries.   Mr. Wen Sha and Xudong Wang also refocused all of their time and attention to their roles with our operating subsidiaries by resigning from their respective positions with the parent company.  Oliver Bialowons assumed the duties of President of the parent company on May 25 and Michael Wilhelm assumed the duties of Chief Financial Officer and Treasurer on July 10. With respect to Item 4 (Controls and Procedures) and the certifications under Sections 302(a) and 906 of the Sarbanes Oxley Act of 2002, our current President and current Chief Financial Officer have relied, in part, upon the evaluation of the effectiveness of our disclosure controls and procedures implemented by our former Chief Executive Officer and Chief Financial Officer.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$13,571,683	$12,419,922
Restricted cash	1,985,005	2,688,691
Accounts receivable, net	37,744,097	47,055,517
Retentions receivable	3,135,910	3,583,898
Advances to suppliers	8,815,029	17,603,984
Other receivables (net), prepayments and deposits	6,781,869	6,663,330
Taxes receivable	1,312,752	-
Inventories, net	58,225,056	53,648,549
Notes receivable - bank acceptances	834,427	1,916,320

Total current assets	132,405,828	145,580,211

NONCURRENT ASSETS
Long term investment	724,570	-
Restricted cash	-	204,991
Retentions receivable	520,261	670,291
Advance to supplier for equipment	1,711,207	1,122,914
Construction in progress	1,287,473	522,876
Property and equipment, net	10,998,589	11,348,601
Intangible assets, net	14,905,995	15,419,805
Goodwill	2,083,099	2,098,332
Other noncurrent asset	-	10,044

Total noncurrent assets	32,231,194	31,397,854

TOTAL ASSETS	$164,637,022	$176,978,065

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,507,049	$12,660,100
Advance from customers	6,285,905	4,585,218
Taxes payable	29,656	1,178,712
Accrued liabilities and other payables	4,177,805	4,136,298
Notes payable - bank acceptances	543,564	3,278,232
Loans payable	22,201,298	10,633,402

Total current liabilities	42,745,277	36,471,962

DEFERRED TAX LIABILITY	114,456	189,516

LONG-TERM PAYABLE	2,050,150	2,281,023

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 3,955,774 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3,956	3,956
Paid-in capital	103,023,657	102,985,737
Statutory reserve	5,396,013	5,396,014
Accumulated other comprehensive income	10,178,008	11,119,887
Retained earnings	189,208	17,445,733

Total Company stockholders' equity	118,790,842	136,951,327

NONCONTROLLING INTEREST	936,297	1,084,237

TOTAL EQUITY	119,727,139	138,035,564

TOTAL LIABILITIES AND EQUITY	$164,637,022	$176,978,065

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net sales	$25,368,104	$31,543,940	$13,639,258	$16,573,890
Cost of goods sold	19,393,990	21,025,243	9,657,574	11,263,003

Gross profit	5,974,114	10,518,697	3,981,684	5,310,887

Operating expenses
Selling	9,375,039	6,611,522	2,006,174	2,409,435
General and administrative	8,008,870	9,148,287	2,528,360	2,329,275
Provision for bad debts	6,771,460	8,913,261	890,732	3,107,589

Total operating expenses	24,155,369	24,673,070	5,425,266	7,846,299

Loss from operations	(18,181,255)	(14,154,373)	(1,443,582)	(2,535,412)

Non-operating income (expenses)
Investment income	1,827	-	1,827	-
Interest income	136,222	166,419	25,611	33,925
Interest expense	(1,028,605)	(590,242)	(400,556)	(297,007)
Financial expense	(109,274)	(54,999)	(26,259)	22,285
Foreign exchange transaction gain (loss)	24,751	(439,983)	4,429	(137,779)
Other income, net	1,689,390	548,995	716,178	224,766

Total non-operating income (expenses), net	714,311	(369,810)	321,230	(153,810)

Loss before income tax	(17,466,944)	(14,524,183)	(1,122,352)	(2,689,222)
Income tax expense (benefit)	(68,802)	(5,159)	(24,308)	1,322,900

Net loss before noncontrolling interest	(17,398,142)	(14,519,024)	(1,098,044)	(4,012,122)
Less: loss attributable to noncontrolling interest	(141,619)	(149,727)	(26,684)	(15,003)

Net loss to SmartHeat Inc.	$(17,256,523)	$(14,369,297)	$(1,071,360)	$(3,997,119)

Other comprehensive item
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	(941,879)	5,717,019	(317,254)	2,091,719

Foreign currency translation loss attributable to noncontrolling interest	(6,321)	-	(2,525)	-

Comprehensive loss attributable to SmartHeat Inc.	$(18,198,402)	$(8,652,278)	$(1,388,614)	$(1,905,400)

Comprehensive loss attributable to noncontrolling interest	$(147,940)	$(149,727)	$(29,209)	$(15,003)

Basic weighted average shares outstanding	3,955,774	3,858,234	3,955,774	3,860,194

Diluted weighted average shares outstanding	3,955,774	3,858,234	3,955,774	3,860,194

Basic loss per share	$(4.36)	$(3.72)	$(0.27)	$(1.04)

Diluted loss per share	$(4.36)	$(3.72)	$(0.27)	$(1.04)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(17,398,142)	$(14,519,024)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Investment income	(1,827)	-
Depreciation and amortization	1,409,441	1,252,981
Provision for bad debts	6,771,460	8,913,261
Provision for inventory impairment	677,083	-
Unearned interest on accounts receivable	(71,692)	(71,118)
Stock compensation	37,919	272,447
Loss on disposal of fixed assets	-	9,548
Changes in deferred tax	(74,143)	(58,098)
(Increase) decrease in current assets:
Accounts receivable	2,711,330	5,854,356
Retentions receivable	573,283	(232,191)
Advances to suppliers	8,773,114	(12,764,507)
Other receivables, prepayments and deposits	1,483,031	3,198,367
Taxes receivable	(1,316,412)	-
Inventories	(5,610,545)	(27,931,844)
Increase (decrease) in current liabilities:
Accounts payable	(3,085,688)	3,807,969
Advance from customers	1,457,979	6,521,146
Taxes payable	(1,147,101)	(2,975,398)
Accrued liabilities and other payables	(1,250,804)	(2,700,390)

Net cash used in operating activities	(6,061,714)	(31,422,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	893,759	317,415
Equity method investment	(722,750)	-
Acquisition of property & equipment	(679,043)	(2,453,889)
Advance for construction and equipment	(597,656)	(977,463)
Disposal of fixed assets	-	39,418
Acquisition of intangible asset	(34,440)	(106,971)
Notes receivable	1,073,839	701,069
Other Receivables-advance to third parties	-	(5,293,224)
Cash acquired from acquisition	-	448,849
Cash paid at acquisition	-	(13,588,207)
Construction in progress	(770,821)	(424,286)

Net cash used in investing activities	(837,112)	(21,337,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	20,041,159	6,461,314
Repayment to short-term loans	(9,023,271)	-
Other payables-advance from third parties	-	802,606
Cash contribution from noncontrolling interest	-	754,332
Payment on notes payable	(2,724,533)	(771,988)

Net cash provided by financing activities	8,293,355	7,246,264

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(242,768)	964,251

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	1,151,761	(44,549,269)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	12,419,922	56,806,471

CASH & EQUIVALENTS, END OF PERIOD	$13,571,683	$12,257,202

Supplemental cash flow data:
Income tax paid	$207,408	$1,661,821
Interest paid	$1,123,669	$563,269

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

On September 25, 2008, the Company entered into a Share Exchange Agreement with Asialink (Far East) Limited to acquire all of the outstanding capital stock of SanDeKe Co., Ltd., a Shanghai-based manufacturer of PHEs (“SanDeKe”) for $741,500.

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
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

On January 7, 2011, the Company invested $771,600 for 51% of the equity interest in Hohhot Ruicheng Technology Co., Ltd. (“Ruicheng”), a joint venture (“JV”) formed on December 2, 2010, in Hohhot City, China, for the design and manufacture of heat meters.

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

On March 3, 2011, the Company completed the acquisition of Gustrower Warmepumpen GmbH, a designer and manufacturer of high efficiency heat pumps in Germany subsequently renamed SmartHeat Deutschland GmbH (“SmartHeat Germany”), from Conergy AG for EUR 4.25 million ($5.90 million) paid at closing. This acquisition will extend the Company’s clean technology heating solutions into the rapidly growing heat pump markets in Europe and China, enabling its customers to purchase technologically advanced heat pumps at competitive prices.

In April 2012, the Company invested RMB 4,600,000 ($0.72 million) to establish a new JV named Urumchi XinRui Technology Limited Liability Company (“XinRui”). The Company owns 46% of XinRui. During the quarter ended September 30, 2012, XinRui commenced operations. Xinrui mainly conducts researching and development, production and selling of heat meters and automatic control of heat supply network, Urumchi Annai energy Conservation Company Ltd. (“Annai”) owns 30% of Xinrui’s registered capital and Beijing Taiyu Huineng Company Ltd. (“Huineng”) owns 24% of Xinrui’s registered capital.

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

The consolidated interim financial information as of September 30, 2012, and for the nine and three months ended September 30, 2012 and 2011, were prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP are not included. The interim consolidated financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2012, its consolidated results of operations and cash flows for the nine and three month periods ended September 30, 2012 and 2011, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Equity Method Investee

In April 2012, the Company invested $722,700 to establish XinRui. The Company owns 46% of XinRui and accounted for this investment under the equity method of accounting (ASC 323-30). The Company recorded its investment at original cost. This investment will increase with income and decrease for dividends and losses that accrue to the Company.

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

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of September 30, 2012 and December 31, 2011, the Company maintained restricted cash deposit in several bank accounts for the purpose described below.

	As of September 30, 2012	As of December 31, 2011
	In million
Support of Performance Guarantee	$1.52	$1.18
Support of bank acceptance	0.23	1.48
Interest-bearing Deposit	0.04	-
Support of Letter of credit	0.20	0.03
Total restricted cash - current	1.99	2.69
Performance guarantee -- noncurrent	$-	$0.20

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The following table presents in U.S. dollars (“USD”) the amount of cash and equivalents held by the Company as of September 30, 2012 and December 31, 2011, based on the jurisdiction of deposit. The Company’s U.S. parent holds cash and equivalents in U.S. bank accounts denominated in USD.

	United States	China	Germany	Total
September 30, 2012	$279,014	$9,870,836	$3,421,833	$13,571,683
December 31, 2011	$282,359	$10,566,931	$1,570,632	$12,419,922

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $16.91 million and $10.58 million at September 30, 2012, and December 31, 2011, respectively.

At September 30, 2012, and December 31, 2011, the Company had retentions receivable from customers for product quality assurance of $3.66 million and $4.30 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date, of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $13,900 and $57,800 at September 30, 2012, and December 31, 2011, respectively. Unearned interest is imputed interest on accounts receivable with due dates over 1 year from the invoice date discounted at the Company’s borrowing rate of 6.00% at September 30, 2012, and December 31, 2011.

Bad Debt Allowance

The Company’s policy is to provide approximately 50% of accounts receivable aged over 180 days from the payment due date and 100% accounts receivable aged over 360 days from the payment due date as bad debt allowance.  Management of the Company’s subsidiaries further analyzes each individual customer for which it was taken a bad debt allowance to further assess the likelihood of collectability.  Customers who are either state-owned or have a history of support from the state, or larger companies with long operating histories, that management of the Company’s subsidiaries believe the chance of non-payment will be remote, are excluded for the purpose of calculating bad debt allowance.

Advance to Suppliers

The Company makes advances to certain vendors to purchase raw material for production. The advances are interest-free and unsecured.

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
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Buildings	20 years
Vehicles	5 years
Office equipment	5 years
Production equipment	5-10 years

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. The Company evaluates goodwill and intangible assets with indefinite lives for impairment annually using a two-step approach. Based on this valuation approach, the Company concluded that the goodwill balance of $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany was impaired as of December 31, 2011, as discussed under Goodwill below. Based on its review, the Company believes that, as of September 30, 2012, and December 31, 2011, there were no significant impairments of its other long-lived assets.

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

Activity in the Company’s warranty reserve from January 1, 2011 to September 30, 2012, is as follows:

	2012	2011
Beginning balance	$515,812	$398,292
Provisions	449,662	620,722
Actual costs incurred	(449,662)	(503,202)
Due to exchange rate	(1,957)	-
Ending balance in current liabilities	$513,855	$515,812

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the nine months ended September 30, 2012 and 2011, were $269,900 and $598,100, respectively. R&D costs for the three months ended September 30, 2012 and 2011, were $155,000 and $85,200, respectively.

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

The Company follows FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (codified in FASB ASC Topic 740). When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. At September 30, 2012, the Company had not taken any significant uncertain tax position on its tax returns for 2011 or prior years, or in computing its tax provision for 2012.

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

Due to the slowdown of the Chinese economy and tightened monetary policy, and  to attract and retain customers, the Company’s subsidiaries  have adjusted their contract and payment terms to permit more flexible and longer payment terms.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Sales returns and allowances were $0 for the nine and three months ended September 30, 2012 and 2011. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when the service is provided. For the nine months ended September 30, 2012 and 2011, revenue from after-sales services after the expiration of the warranty period was $281,500 and $349,300, respectively. For the three months ended September 30, 2012 and 2011, revenue from after-sales services after the expiration of the warranty period was $170,900 and $209,100, respectively, which was recorded in other income.

Cost of Goods Sold

Cost of goods sold consists primarily of material costs and direct labor and manufacturing overhead that are directly attributable to the products. Write-down of inventories to the lower of cost or market is also recorded in cost of goods sold. .  Company also records inventory reserve for inventories aging over 360 days to cost of goods sold.

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
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The following table presents a reconciliation of basic and diluted loss per share for the nine months ended September 30, 2012 and 2011:

	2012	2011
Net loss	$(17,256,523)	$(14,369,297)

Weighted average shares outstanding - basic	3,955,774	3,858,234
Effect of dilutive securities:
Unexercised warrants and options	-	-
Weighted average shares outstanding - diluted	3,955,774	3,858,234

(Loss) per share - basic	$(4.36)	$(3.72)
(Loss) per share - diluted	$(4.36)	$(3.72)

The following table presents a reconciliation of basic and diluted earnings (loss) per share for the three months ended September 30, 2012 and 2011:

	2012	2011
Net loss	$(1,071,360)	$(3,997,119)

Weighted average shares outstanding - basic	3,955,774	3,860,194
Effect of dilutive securities:
Unexercised warrants and options	-	-
Weighted average shares outstanding - diluted	3,955,774	3,860,194

(Loss) per share - basic	$(0.27)	$(1.04)
(Loss) per share - diluted	$(0.27)	$(1.04)

Basic and diluted loss per share are the same for the nine and three months ended September 30, 2012 and 2011, because the common stock equivalent of the convertible securities outstanding, consisting of unexercised warrants issued to investors and options issued to the Company’s directors and an officer, are antidilutive and, accordingly, were excluded from the computation of diluted earnings (loss) per share.

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
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

•	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of September 30, 2012 and December 31, 2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The RMB to USD exchange rates and EUR to USD exchange rates in effect as of September 30, 2012 and December 31, 2011, and the average exchange rates for the nine months ended September 30, 2012 and 2011are as following.  The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange of the People’s Republic of China (“SAFE”). The exchange rates used in translation from EUR to USD were published by OANDA Rates.

	Average Exchange Rate		Balance
	For the Nine Months Ended		Sheet Date Exchange Rate
	9/30/12	9/30/11	9/30/12	12/31/11
RMB - USD	6.3170	6.4975	6.3410	6.3009

EUR - USD	0.7800	0.7027	0.7779	0.7723

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The following table sets forth a summary of sales by product line for the nine and three months ended September 30, 2012 and 2011:

	For the nine months		For the three months
	2012	2011	2012	2011
	(in millions)
PHEs	$11.85	$14.19	$7.14	$7.12
PHE Units	10.22	13.23	5.72	7.95
Heat meters	2.04	2.45	0.29	0.75
Heat pumps	1.26	1.67	0.49	0.75
Total	$25.37	$31.54	$13.64	$16.57

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

As of September 30, 2012, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3. INVENTORIES

Inventories at September 30, 2012 and December 31, 2011, were as follows:

	2012	2011
Raw materials	$44,045,706	$39,280,141
Work in process	10,428,282	6,496,349
Finished goods	8,228,336	11,699,008
Total	62,702,324	57,475,498
Inventory allowance	(4,477,268)	(3,826,949)
Inventories, net	$58,225,056	$53,648,549

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Buildings	$4,788,469	$4,789,152
Production equipment	7,926,856	7,372,253
Office equipment	1,086,026	978,291
Vehicles	942,359	1,038,058
Total	14,743,710	14,177,754
Less: accumulated depreciation	(3,745,121)	(2,829,153)
Property & equipment, net	$10,998,589	$11,348,601

Depreciation expense for the nine months ended September 30, 2012 and 2011, was $1,059,700 and $821,800, respectively. Depreciation expense for the three months ended September 30, 2012 and 2011, was $433,000 and $300,200, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at September 30, 2012 and December 31, 2011, respectively:

	2012	2011
Advance to third parties	$4,811,478	$4,473,539
Deposit for public bids of sales contracts	786,562	617,088
Prepayment for freight, related, insurance, advertisement and consulting expenses	414,835	238,855
Other deposits	65,539	91,988
Advance to employees	932,937	351,847
Other	123,862	890,013
Total	7,135,213	6,663,330
Less: bad debt allowance for other receivables	(353,344)	-
Other receivables (net), prepayment & deposits	$6,781,869	$6,663,330

Advance to third parties were short-term advances to unrelated parties with payment usually due within a year and includes an advance to Siping Beifang of RMB 22.13 million ($3.48 million) that is non-interest bearing and with due date extended to December 31, 2012. Deposits for public bidding represented the deposits for bidding on expected contracts, which will be returned to the Company after the bidding process is completed, usually within three to four months from the payment date. Prepayment for freight, related insurance expenses and advertisement represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products and prepaid advertising expense. Other deposits mainly consisted of deposits for rents, payroll expense and utilities. Advance to employees represented short-term loans to employees and advances for business trips and related expenses. Other receivables, prepayments and deposits are reimbursed or settled within 12 months.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Intangible assets consisted of the following at September 30, 2012 and December 31, 2011, respectively:

	Estimated Useful Life (In years)	2012	2011
Land use rights	50	$14,583,670	$14,676,483
Know-how technology	5 – 10	876,338	881,915
Customer lists	5	206,571	207,885
Covenants not to compete	5	112,374	113,089
Software	5	540,579	517,474
Trademarks	7	287,056	288,883
Total		16,606,588	16,685,729
Less: accumulated amortization		(1,700,593)	(1,265,924)
Intangible assets, net		$14,905,995	$15,419,805

Amortization expense of intangible assets for the nine months ended September 30, 2012 and 2011, was $452,300 and $430,600, respectively. Amortization expense of intangible assets for the three months ended September 30, 2012 and 2011, was $136,700 and $151,300, respectively. Annual amortization expense for the next five years from September 30, 2012, is expected to be $587,800, $462,000, $446,700, $410,300 and $414,200, and $12,584,900 thereafter.

8. CONSTRUCTION IN PROGRESS

The Company had construction in progress of $1.29 million at September 30, 2012, consisting of three ongoing projects. SmartHeat Energy is building a factory for a total estimated cost of $9.00 million, of which the Company has paid $0.45 million as of September 30, 2012. The Company temporarily halted construction on this factory because of the current economic and market conditions in China. SmartHeat Siping has a construction project of $52,000 for the laying of a foundation for its machinery installation. This foundation project will be completed in 2012, with remaining cost to complete of $12,000. Taiyu paid $0.80 million for equipment and its installation, which is expected to be completed in November 2012, with remaining cost to be paid of $0.54 million.

9. LONG TERM INVESTMENT

In April 2012, the Company invested $722,700 to establish XinRui. The Company owns 46% of XinRui and accounted this investment under the equity method. The investment income from XinRui was $1,827 during the nine months ended September 30, 2012.

10. MAJOR CUSTOMER AND VENDOR

Below is the table indicating the Company’s major customer that account for over 10% of the Company’s total sales. At September 30, 2012, the total accounts receivable balance due from this customer was $2,471,249. At December 31, 2011, the accounts receivable balance due from this customer was $5,288,387.

	Nine months ended September 30,		Three months ended June 30,
	2012	2011	2012	2011
China Precision Optical Machinery Imports & Exports Co., Ltd.	17%	-	15%	-

Zhonglan International Chemical Industry Co., Ltd.	-	14%	-	-

For the nine and three months ended September 30, 2012 and 2011, no vendors accounted for over 10% of the Company’s total purchases.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

11. TAXES RECEIVABLE AND PAYABLE

Taxes receivable consisted of the following at September 30, 2012:

Income	$83,365
Value-added	1,228,079
Other	1,308
Total	$1,312,752

Taxes payable consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Income	$-	$182,560
Value-added	22,784	962,903
Other	6,872	33,249
Total	$29,656	$1,178,712

12. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2012 and December 31, 2011:

	2012	2011
Advance from third parties	$199,771	$981,658
Payable to Siping Beifang	1,572,772	1,377,060
Other payables	1,043,170	681,810
Warranty reserve (See Note 2)	513,855	515,812
Accrued expenses	848,237	579,958
Total	$4,177,805	$4,136,298

Advance from third parties were short-term, non-interest-bearing advances from third parties. Other payables consisted of payables for the Company’s miscellaneous expenses including postage, business insurance, employee benefits, bidding fee, etc. Accrued expenses mainly consisted of accrued payroll, interest and utility.

13. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued by a bank. The Company deposited a portion of the acceptance amount into the bank as collateral. The terms of the notes range from 3-6 months and bear no interest. At September 30, 2012, and December 31, 2011, the Company deposited $0.23 million and $1.48 million with the bank as restricted cash for the bank issuing the notes. The restricted cash is refundable when the notes are repaid.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

14. LOANS PAYABLE

Short-Term Bank Loans

The Company was obligated for the following short-term loans as of September 30, 2012 and December 31, 2011:

	2012	2011
From a commercial bank in the PRC for RMB 25,000,000 entered into on October 18, 2010. The loan bore interest at 7.22% with maturity on October 17, 2011, and was renewed until September 13, 2012. The loan was pledged by bank deposit.	$-	$3,967,687
From a commercial bank in the PRC for RMB 10,000,000 entered into on June 27, 2011. The loan bore interest at 7.57% with maturity on June 27, 2012. The loan was pledged by bank deposit. The loan was repaid in second quarter of 2012.	-	1,587,075
From a commercial bank in the PRC for RMB 3,000,000 entered into on June 30, 2011. The loan bore interest at 6.63% with maturity on June 29, 2012. The loan was guaranteed by a third party. The loan was repaid in second quarter of 2012.	-	476,122
From a commercial bank in the PRC for RMB 5,000,000 entered into on July 6, 2011. The loan bore interest at 6.63% with maturity on July 5, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	-	793,537
From a commercial bank in the PRC for RMB 3,000,000 entered into on July 15, 2011. The loan bore interest at 6.89% with maturity on July 14, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	-	476,122
From a commercial bank in the PRC for RMB 1,600,000 entered into on August 1, 2011. The loan bore interest at 6.89% with maturity on July 31, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	-	253,932
From a commercial bank in the PRC for RMB 3,300,000 entered into August 16, 2011. The loan bore interest at 6.89% with maturity on August 15, 2012. The loan was guaranteed by a third party. The loan was repaid in August 2012.	-	523,737
From a commercial bank in the PRC for RMB 1,100,000 entered into on August 23, 2011. The loan bore interest at 6.89% with maturity on August 22, 2012. The loan was guaranteed by a third party.	-	174,578
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 21, 2011. The loan bore interest at 7.22% with maturity on September 20, 2012. The loan was pledged by bank deposit.	-	793,537
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 8, 2011. The loan bore interest at 7.872% with maturity on November 2, 2012. The loan was repaid at maturity.	1,577,038	1,587,075
From a commercial bank in the PRC for RMB 50,000,000 entered into on February 17, 2012.The loan bore interest at 7.872% with maturity on January 16, 2013.	7,885,192	-
From a commercial bank in the PRC for RMB 10,000,000 entered into on July 12, 2012. The loan currently bears interest at 7.87% with maturity on July 11, 2013.	1,577,038	-
From a commercial bank in the PRC for RMB 10,000,000 entered into on August 23, 2012. The loan currently bears interest at 6.30% with maturity on August 22, 2013. The loan was guaranteed by a third party.	1,577,038	-
From a commercial bank in the PRC for RMB 9,000,000 entered into on September 7, 2012. The loan currently bears interest at 6.3% with maturity on September 6, 2013. The loan was guaranteed by a third party.	1,419,334	-
From a commercial bank in the PRC for RMB 8,000,000 entered into on September 13, 2012. The loan currently bears interest at 6.3% with maturity on September 12, 2013. The loan was guaranteed by a third party.	1,261,631	-
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 21, 2012. The loan currently bears interest at 6.6% with maturity on August 20, 2013. No guarantee was required for this loan.	4,731,115	-
From a commercial bank in the PRC for RMB 9,600,000 entered into on September 13, 2012. The loan currently bears interest at 6.6% with maturity on March 3, 2013. This loan was guaranteed by accounts receivable.	1,513,957	-
Holding company Credit Agreement	658,955	-
	$22,201,298	$10,633,402

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee amount of RMB 30 million ($4.74 million). The guarantee term is for the length of the loans drawn by the Company and the Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB 30 million ($4.74 million) to Lianoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee term is for the length of the loans drawn by Guorui, and the Company does not require Guorui to pay any guarantee fees.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.

Long-Term Bank Loan

On December 12, 2011, the Company entered into a long-term loan agreement with a commercial bank for RMB 13,000,000 ($2.05 million), bearing interest of 6.65%, with a maturity date of October 26, 2013. The loan was pledged with Taiyu’s building and land.

Holding Company Credit Agreement

On July 27, 2012, the Company, entered into a secured, revolving credit facility under the terms of a Secured Credit Agreement (the “Credit Facility” or the “Credit Agreement”) with Northtech Holdings Inc., a British Virgin Islands business corporation (“Northtech”), owned by certain members of the Company’s former management, James Wang, Rhett Wang and Wen Sha. Jane Ai, the Company’s Corporate Secretary is also a part owner of Northtech. The Credit Facility provides for borrowings of up to $2.0 million.

Borrowings under the Credit Facility are secured by the Company’s deposit accounts and general intangibles located in the United States, its trademarks in the People’s Republic of China and 35% of its equity interests in each of its wholly-, directly owned subsidiaries.  An origination fee of 4% of the Committed Amount was accrued to Northtech upon the signing of the Credit Agreement. Borrowings bear interest at a rate of 1.25% per month, payable monthly, and the Credit Facility will mature on April 30, 2013.  At the Company’s option, the maturity date of the Credit Facility may be extended for up to 4 successive 9-month periods in exchange for an extension fee of 4% of the Committed Amount for each extension. Generally, borrowings may be prepaid at any time without premium or penalty, provided however that if the Company prepays any amount due under the Credit Facility from the proceeds of another instrument or agreement of indebtedness, the Company shall pay a 10% prepayment fee.  All amounts due under the Credit Facility may, at the Company’s option, be paid in either cash or restricted shares of the Company’s common stock.  As of September 30, 2012, $658,955 was outstanding under this line, including $80,000 origination fee and $12,955 accrued interest.

15. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe and SmartHeat Pump, and bad debt allowance and provision of inventory impairment booked by the Company which was not allowed per tax purpose. As of September 30, 2012 and December 31, 2011, deferred tax asset (liability) consisted of the following:

	2012	2011
Deferred tax asset - current (bad debt allowance)	$2,746,439	$1,794,878
Deferred tax asset - current (inventory provision)	657,018	571,865
Less: valuation allowance	(3,403,457)	(2,366,743)
Deferred tax asset - current, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$114,456	$189,516

16. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

SmartHeat, the parent company, was incorporated in the U.S. and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $5.34 million at September 30, 2012, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate tax adjustments. Under the Income Tax Law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Taiyu has been classified as a high-tech enterprise since 2009 and eligible for an income tax rate of 15% through 2012. The local PRC government reviews the high-tech status of such enterprises annually. The income tax rate for SanDeKe is 13% and 12% for 2012 and 2011, respectively, because of its foreign-invested enterprise status, and its income tax rate will increase to 25% from 2013.

SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Pump, Ruicheng and SmartHeat Trading are subject to the regular 25% PRC income tax rate. SmartHeat Germany is subject to a 15% corporate income tax in Germany.

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for nine months ended September 30, 2012 and 2011:

	2012	2011
U.S. statutory rates	(34.0)%	(34.0)%
Tax rate difference	8.5%	8.6%
Effect of tax holiday	6.9%	6.9%
Other	-%	(0.4)%
Valuation allowance	18.2%	18.9%
Tax per financial statements	(0.4)%	(0.04)%

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for three months ended September 30, 2012 and 2011:

	2012	2011
U.S. statutory rates	(34.0)%	(34.0)%
Tax rate difference	4.2%	9.4%
Effect of tax holiday	0.0%	4.7%
Other	1.5%	(1.3)%
Valuation allowance	26.1%	70.4%
Tax per financial statements	(2.2)%	49.2%

The income tax (benefit) for the nine months ended September 30, 2012 and 2011, consisted of the following:

	2012	2011
Income tax expense - current	$5,341	$93,430
Income tax benefit - deferred	(74,143)	(98,589)
Total income tax benefit	$(68,802)	$(5,159)

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

The income tax (benefit) for the three months ended September 30, 2012 and 2011, consisted of the following:

	2012	2011
Income tax expense - current	$4,578	$125,019
Income tax benefit - deferred	(28,886)	1,197,881
Total income tax benefit	$(24,308)	$1,322,900

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the board of directors for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment and Ruicheng were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. As of September 30, 2012, the Company has met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40.00 million in registered capital by April 2015 (see Note 19).

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

18. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, the Company sold 163,000 units consisting of one share of the Company’s common stock and a 3-year warrant to purchase 15% of one share of the Company’s common stock for $60.00 per share, at $35.00 per unit, for approximately $5.7 million. The Company issued warrants to purchase 24,450 shares of its common stock. In connection with the private placement, the Company paid commissions of $340,000 and issued warrants to purchase 14,850 shares of its common stock to placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require the Company to settle in its own shares. There is no provision for cash settlement, except in lieu of fractional shares. Net proceeds of $5.1 million were received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 15%; and term of 3 years. The value of the warrants was $70,246. During 2010, warrants to purchase 1,425 shares were exercised at $60.00 per share for $85,500. All outstanding warrants expired unexercised on August 22, 2011, and no new warrants were issued during the nine and three months ended September 30, 2012.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2011	6,000	106.40	2.83
Exercisable at December 31, 2011	3,500	97.80	-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2012	6,000	$106.40	2.08
Exercisable at September 30, 2012	6,000	$97.80	2.08

There were no options exercised during the nine months ended September 30, 2012 and 2011. The Company recorded $37,919 and $121,946 as compensation expense for stock options during the nine months ended September 30, 2012 and 2011, respectively. There were no options exercised during the three months ended September 30, 2012 and 2011. The Company recorded $0 and $19,215 as compensation expense for stock options during the three months ended September 30, 2012 and 2011, respectively.

On April 18, 2011, the Company issued 5,000 shares of stock to an employee as a bonus. On November 28, 2011, the Company issued 95,000 shares of stock to four employees as bonus. The Company recorded $559,000 as stock compensation expense during 2011.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

On October 12, 2012, the Company issued 300,000 shares of stock to a consulting firm at $0.05 per share in accordance with the restructuring agreement with the consulting firm. (see “Restructuring Agreement with a Consulting Firm” below)

19. COMMITMENTS

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

Lease Agreements

The Company leased offices for its sales representative in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the nine months ended September 30, 2012 and 2011, was $269,100 and $325,200, respectively. Rental expense for the three months ended September 30, 2012 and 2011, was approximately $90,400 and $72,800, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow for the allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy, a wholly owned subsidiary in Shenyang with registered capital of $30 million, subsequently satisfied out of the registered capital of SmartHeat Investment, for the research, development, manufacturing and sale of energy products. As of September 30, 2012, the Company is committed to contribute the remaining  $40 million in registered capital to SmartHeat Investment by April 2015. The Company plans to satisfy this contribution through cash flow provided by operations and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date. If the Company is unable to make the required capital contribution to registered capital, the Company may apply to extend the payment period, typically granted for six months or more, or otherwise reduce the amount of registered capital to the amount already contributed. There is no penalty for failure to satisfy in full the approved registered capital of a PRC investment holding company.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

Restruring Agreement with a Consulting Firm

On April 23, 2012, the Company entered into an agreement (“Agreement”) withNimbus Restructuring Manager LLC (“Nimbus”), for advice on raising capital and restructuring the Company to maximize value for the benefit of all of the stockholders of the Company. The agreement runs to January 23, 2013. .

Upon execution of the Agreement, the Company paid a fee of $200,000. Additionally, the Company will pay$70,000 per month for the shorter of 6 months or until the purpose of this Agreement has been achieved. An additional $600,000 is to be paid upon the completion of the Restructuring to the satisfaction of the Board. .

The Company also issued and sold to Nimbus 300,000 shares of the Company’s restricted common stock for $15,000, or $0.05 per share, the Company has the right to repurchase such shares for $0.20 per share until January 31, 2013, $0.40 per share until September 30, 2013, $0.60 per share until June 30, 2014, $0.80 per share until March 31, 2015 and $1.00 per share until January 31, 2016. On October 12, 2012, the Company issued 300,000 shares of stock to Nimbus at $0.05 per share in accordance with the restructuring agreement.

The Company shall reimburse Nimbus and its affiliates for all reasonable and appropriate out-of-pocket expenses actually incurred in performance of the services specified in the Agreement.

As of September 30, 2012, the Company paid $430,000 to Nimbus with $399,500 and $228,200 expensed for the nine and three months ended September 30, 2012, respectively, and the balance recorded as part of prepayments.

20. CONTINGENCIES

Certain of the Company’s bank loans were guaranteed for repayment by a third party. The guarantee term is one year and the Company is not required to pay for this guarantee service as the Company provides the same guarantee service to loans of the third party company in return. As of September 30, 2012, and December 31, 2011, the Company has signed a contract to provide guarantees of up to RMB 30 million ($4.74 million) in loans for this third party company. (See Note 14 – Loans Payable).

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

Legal Proceedings

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purports to allege federal securities law claims against the Company and certain of its former offers and directors, was filed in the United States District Court for the Southern District of New York. The sole count in the complaint against the Company is brought under section 10(b) of the Securities Exchange Act of 1934 and the companion Rule l0b-5. In particular, the complaint alleges that one of the Company's former officers and directors, James Wang, sold a substantial amount of his personal holdings of Company stock, allegedly 380,000 shares, without reporting the sales in accordance with the securities laws, and that certain of the Company's SEC filings failed to accurately disclose the number of Company shares owned by Mr. Wang.  Two plaintiffs have filed competing motions to be appointed lead plaintiff.  Once the Court appoints a lead plaintiff, the time for the Company to respond to the complaint, or an amended complaint if one is filed, will begin the run pursuant to the Court’s scheduling order. The Company presently anticipates filing a motion to dismiss, which will trigger a stay of discovery. In the event the motion to dismiss is not successful, the Company intends to vigorously defend this action, as it believes the allegations against it are without merit.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

21. ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

On March 3, 2011, the Company completed the acquisition of SmartHeat Germany, a designer and manufacturer of high efficiency heat pumps. This acquisition will extend the Company’s clean technology heating solutions into the rapidly growing heat pump markets in Europe and China, enabling its customers to purchase technologically advanced heat pumps at competitive prices. The purchase price was EUR 4,248,082 ($5.90 million), which was negotiated based on a two-times multiple of SmartHeat Germany’s projected net income over the three years following the acquisition, and was paid at closing. At the end of year 2011, SmartHeat transferred all of its ownership of SmartHeat Germany to SmartHeat Pump.

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
SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

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

22. SUBSEQUENT EVENTS

On November 9, 2012, SmartHeat received notification from the NASDAQ Listing Qualifications Hearings Panel that it affirmed the determination made by the staff of the NASDAQ’s Listing Qualifications Department to delist the Company’s shares of common stock from the NASDAQ Stock Market (“NASDAQ”). As a result, the Company’s shares of common stock, which were subject to a trading halt since May 30, 2012, have been suspended from the NASDAQ Stock Market effective at the open of business on Friday, November 9, 2012.  The Company anticipates that its shares of common stock will be eligible for quotation on the OTCQB.

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

As an expansion of our business following our acquisition of Taiyu, we acquired and established subsidiaries in China and Germany. On September 25, 2008, we acquired SanDeKe Co., Ltd., or SanDeKe, a Shanghai-based manufacturer of PHEs. On June 16, 2009, we completed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd., or Siping Beifang, to set up a new manufacturing facility under our newly incorporated subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd., or SmartHeat Siping. On August 14, 2009, we formed Beijing SmartHeat Jinhui Energy Technology Co., Ltd., or Jinhui, a joint venture in Beijing of which we own 52%, to provide consulting services and expand our sales of PHEs into new industries and regions of China. On April 7, 2010, we formed SmartHeat (China) Investment Co., Ltd., or SmartHeat Investment, as an investment holding company in Shenyang for our investment in and establishment of new companies and businesses in China. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy (Shenyang) Energy Equipment Co., Ltd., or SmartHeat Energy, as its wholly owned subsidiary for the research, development, manufacturing and sales of energy products. On May 6, 2010, we formed SmartHeat (Shanghai) Trading Co., Ltd., or SmartHeat Trading, through a nominee, Cleantech Holdings Inc., a British Virgin Islands company, or Cleantech Holdings, to market and expand sales of our branded products in China. Prior to November 9, 2011, we had no direct ownership interest in SmartHeat Trading; instead, we controlled and were entitled to 100% of the profit or loss of SmartHeat Trading under contractual arrangements. Effective as of November 9, 2011, we terminated the nominee-owner relationship and acquired direct control over SmartHeat Trading. On December 2, 2010, we formed Hohhot Ruicheng Technology Co., Ltd., or Ruicheng, a joint venture in Hohhot City, China, for the design and manufacture of heat meters, of which we acquired 51% of the equity interest on January 7, 2011. On March 1, 2011, we entered into a purchase agreement to acquire 95% of the equity interests in Shenyang Bingchuan Refrigerating Machine Limited Company, a Shenyang-based state-owned heat pump manufacturer and designer subsequently renamed SmartHeat (Shenyang) Heat Pump Technology Co., Ltd., or SmartHeat Pump. On March 3, 2011, we completed the acquisition of Gustrower Warmepumpen GmbH, subsequently renamed SmartHeat Deutschland GmbH, or SmartHeat Germany, a designer and manufacturer of high efficiency heat pumps in Germany, to extend our clean technology heating solutions into the rapidly growing heat pump markets in Europe and China.  In April 2012, we invested RMB 4,600,000 ($0.72 million) to establish a new joint venture named Urumchi XinRui Technology Limited Liability Company (“XinRui”). We own 46% of XinRui. Xinrui primarily conducts research and development, but also produces and sells heat meters and automatic controls or  heat supply networks.

Principal Factors Affecting Our Financial Performance

Our revenues are subject to fluctuations due to the timing of sales of high-value products, the impact of seasonal spending patterns, the timing and size of projects our customers perform, changes in overall spending levels in the industry, changes in PRC government fiscal policies, inflation in China and other unpredictable factors that may affect customer ordering patterns. Our revenues may fluctuate due to the seasonal nature of central heating services in the PRC because the equipment used in residential buildings must be delivered prior to the beginning of the heating season in late fall, which occurs during the third and fourth calendar quarters in China. We also anticipate decreased sales volume in the first calendar quarter compared to other quarters, as our customers generally install and test our products during this period, and are in the process of budgeting their new projects. Additionally, any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines or impacts from the other factors mentioned above, could adversely affect our revenue growth or cause a decline in quarterly revenue.

In response to inflationary concerns, the PRC government tightened fiscal policies beginning in 2011 that contributed to a general slowdown in many sectors of China’s economy and restricted bank lending practices. China’s economy grew at its slowest pace in three years during the nine months ended September 30, 2012, according to the National Bureau of Statistics of China. Historically, approximately 40% of our customers, representing the majority of our total sales, consist of state-owned enterprises in China. Many of these customers, the majority of who are real estate developers, encountered difficulties in 2011 in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our products. These conditions have continued into 2012. Accordingly, the continued deflationary policy of the PRC government affected the number of new sales of our PHEs and PHE Units as certain state-owned enterprises deferred bidding for new projects because of their working capital difficulties or abandoned existing projects. The decline in new projects among state-owned enterprises and increased peer competition contributed to a decline in sales of our PHEs and PHE Units in 2011 and the nine months ended September 30, 2012. We also canceled contracts in 2011 with certain of these state-owned customers that were unable to make payments or that had requested adjustments to their payment terms in response to their financial difficulties. Although these events caused a decrease in our sales in 2011 and into 2012, a portion of the canceled PHE and PHE Unit orders were reinstated in the nine months ended September 30, 2012, and we expect that additional orders and contracts that were canceled or partially delayed will be performed in late 2012, reducing the impact of the drop in our sales over the long term. Furthermore, the PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, which we believe will continue to drive demand for our clean technology heat transfer products.

Our revenues also may fluctuate significantly due to material costs, which normally account for approximately 80% of our cost of sales. We experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless steel used to produce plates  our PHEs and PHE Units. We monitor the commodities markets for pricing trends and changes, but we do not engage in hedging to protect against raw material fluctuations. Instead, we attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance based on production needs and projected sales. We typically experience stronger sales during the second half of the year, which is the start of fall and winter in China, during which we historically generate the majority of our revenue. Accordingly, we increased our inventory and advances to suppliers during the first three quarters of 2011 in anticipation of our historical high season for production. Management believes our current levels of increased inventory resulting from the unexpected abandonment of projects and cancelation of orders by certain customers in 2011 will be consumed throughout 2012 as we fulfill new orders and delayed and reinstated contracts. Although we currently are able to obtain adequate supplies of raw materials, it is impossible to predict future availability or cost. Unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our cash flows and ability to meet the demands of our customers, which could result in the loss of future sales.

Our profitability generally depends upon the margin between the cost to us of certain goods used in the manufacturing process, such as plates, pumps, water tanks, sensors, control systems and other raw materials, as well as our fabrication costs associated with converting such goods and raw materials compared to the selling price of our products, and the overall supply of raw materials. We intend to base the selling prices of our products upon the associated raw materials costs to us, which typically make up approximately 80% of total cost. We may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of raw materials through to our customers, however, and there may be a time lag as we bid on new projects and renegotiate pricing with our existing customers. Furthermore, to ease inflationary pressure on our costs, we implemented new controls over our purchasing process and raw material pricing by adopting a new budgetary control system to monitor our fixed costs and continued improvements to our manufacturing process to decrease labor cost and improve manufacturing efficiency.

The economic conditions our subsidiaries faced in 2011 and in the nine months ended September 30, 2012, have made it difficult for our subsidiaries to pay dividends to our U.S. parent company, which is dependent upon such dividends to meet its financial obligations.  Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as further detailed in Note 17 to our financial statements. As a result, we sought alternative sources of capital for our U.S. parent company. On July 27, 2012, we entered into a secured, revolving credit facility  with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha.  Jane Ai, our Corporate Secretary, is also a part owner of Northtech.  The credit facility provides for borrowings of up to $2.0 million. Details regarding the credit facility were disclosed on a current report on Form 8K filed on August 1, 2012, to which the secured credit agreement was filed as Exhibit 10.12.  As of September 30, 2012,  $658,000 was outstanding under this line, including $80,000 origination fee and $12,000 accrued interest.  We believe the credit line will be sufficient to fund the expenses of our U.S. parent company  through mid 2013, during which time we will work to restore the profitability of our subsidiaries, put in place certain agreements between our U.S parent company and our subsidiaries to permit the up streaming of cash, and/or to find additional sources of financing for our U.S. parent company.

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

Accounts Receivable

Our policy is to maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we reserved bad debt allowances of $16.91 million and $10.58 million at September 30, 2012, and December 31, 2011, respectively.

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

We evaluate goodwill and intangible assets with indefinite lives for impairment annually using a two-step approach. Based on this valuation approach, we concluded that the goodwill balance of $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany was impaired as of December 31, 2011. Based on our review, we believe that, as of September 30, 2012, there were no significant impairments of our other long-lived assets.

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

Our agreements with our customers generally provide that 30% of the purchase price is due upon placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date. Due to the slowdown of the Chinese economy and tightened monetary policy, and in order to attract and retain customers, the Company’s subsidiaries adjusted their contract and payment terms to permit for more flexible and longer payment terms.

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

Results of Operations

Nine Months Ended September 30, 2012, Compared to the Nine Months Ended September 30, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2012		2011
	$	% of Sales	$	% of Sales
Sales	$25,368,104		$31,543,940
Cost of sales	19,393,990	76%	21,025,243	67%
Gross profit	5,974,114	24%	10,518,697	33%
Operating expenses	24,155,368	96%	24,673,070	78%
Loss from operations	(18,181,255)	(72)%	(14,154,373)	(45)%
Other income (expenses), net	714,311	3%	(369,810)	(1)%
Income tax benefit	(68,802)	(0.3)%	(5,159)	(0.02)%
Noncontrolling interest	(141,619)	(1)%	(149,727)	(0.5)%
Net loss to SmartHeat Inc.	$(17,256,523)	(68)%	$(14,369,297)	(46)%

Sales. Net sales in the nine months ended September 30, 2012, were $25.37 million, consisting of $11.85 million for PHEs, $10.22 million for PHE Units, $2.04 million for heat meters and $1.26 million for heat pumps, while net sales in the nine months ended September 30, 2011, were $31.54 million, consisting of $14.19 million for PHEs, $13.23 million for PHE Units, $2.45 million for heat meters and $1.67 million for heat pumps, an overall decrease of $6.18 million or 20%. The 20% decrease in total revenue was due primarily to the decrease in sales volume in the nine months ended September 30, 2012, compared to the 2011 period. Sales volume of PHEs, PHE Units, heat meters and heat pumps decreased 14.9%, 13.4%, 45.8% and 8.1%, respectively, in the nine months ended September 30, 2012 compared to 2011. Sales volume is seasonal, with lower sales volume expected in the first half of the year, when our customers generally are installing and testing our products and are in the process of budgeting for  new projects. The decrease in sales volume in the nine months ended September 30, 2012 compared to 2011 resulted from the continued effects of a tightened fiscal policy in China, which has contributed to a general slowdown in many sectors of China’s economy, restricted bank lending practices and negatively impacted certain projects of our customers. The PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, however, which we believe will continue to drive demand for our clean technology heat transfer products. A smaller than expected portion of the PHE and PHE Unit orders canceled or delayed in 2011 were reinstated in the nine months ended September 30, 2012, although we  anticipate that additional orders and contracts that were canceled or partially delayed will be performed in late 2012, reducing the impact of our decreased sales over the long term.

We have a review process for approving each sales contract, especially with respect to sales price. Sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending primarily on each customer’s specific requirements and our negotiation of the contract amount and term. We believe our marketing policy remains successful and have maintained a review process comparable to previous years, but adjusted our pricing policy in 2011 in order to obtain more contracts. The approximately 10% decrease in average selling price for PHE Units during the nine months ended September 30, 2012, combined with fewer units sold to result in reduced revenue compared with the nine months ended September 30, 2011.

Cost of Sales. Cost of sales was $19.39 million in the nine months ended September 30, 2012, compared to $21.03 million in the nine months ended September 30, 2011, a decrease of $1.63 million or 8%. Cost of sales mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 63% of total cost, while factory overhead cost was 31% and labor was 6%.  In response to current activity levels and to improve overall profitability, we implemented new systems and controls over our purchasing process and raw materials pricing. Our materials cost as a percentage of   total costs decreased to 63% from the typical 70%.  However, with the decrease in production volume in the nine months ended September 30, 2012, the proportion of factory overhead and manufacturing expense to total cost of sales increased significantly. The decrease in our cost of sales is attributable to the decrease in sales. Cost of sales as a percentage of sales increased to 76% in the nine months ended September 30, 2012, compared to 67% in the 2011 period, primarily due to the significant decrease in sales and production volume.

We performed an inventory impairment assessment as of September 30, 2012, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel, plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. A portion of the canceled orders from 2011 for PHEs and PHE Units were reinstated, and we believe that additional orders and contracts that were canceled or partially delayed will be performed in late 2012, gradually consuming our increased levels of finished goods in inventory otherwise requiring impairment as we fulfill these delayed and reinstated contracts along with new orders. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we recorded provision of inventory impairment of $0.68 million for the nine months ended September 30, 2012.

Gross Profit. Gross profit was $5.97 million in the nine months ended September 30, 2012, compared to $10.52 million in the same period of 2011, or gross profit margins of 24% and 33%, respectively. The decreased gross profit was due primarily to our decreased sales and production volume available to absorb overhead costs.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $24.16 million in the nine months ended September 30, 2012, compared to $24.67 million in the 2011 period, a decrease of $0.52 million or 2%. Operating expenses as a percentage of sales were 95% in the nine months ended September 30, 2012, compared to 78% in the nine months ended September 30, 2011. The decrease in operating expenses mainly resulted from: bad debt allowance for accounts and other receivables of $6.77 million for the nine months ended September 30, 2012, compared with $8.91 million for the 2011 period, offset by after-sales service expense of $1.93 million for the nine months ended September 30, 2012, for equipment installation and modifications of products under warranty, compared with $23,926 for the 2011 period. In addition, we incurred $577,692 in legal and restructuring fees in the nine months ended September 30, 2012.

We recorded a bad debt allowance of $6.77 million for accounts and other receivables for the nine months ended September 30, 2012, compared with $8.91 million for the 2011 period, primarily attributable to payment delays caused by the working capital difficulties of many of our state-owned customers. Due to the deflationary fiscal policy of the PRC government in 2011 that has continued into 2012, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, both of which typically are used to finance the purchase of our products, which resulted in unexpected delays in the  payment of our accounts receivable in a timely manner. Generally, we  reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and  continue to work to collect all amounts due. We believe the stringent fiscal policy impacting our customers in China will be temporary and the expansion and training of our marketing team and other employees will increase sales and improve the efficiency of our operations.

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

Other income (expenses), net. Our other income for the nine months ended September 30, 2012, was $714,311 compared to net other expense of $369,810 for the 2011 period, an increase of $1,084,121 or 293%. The increase was due mainly to 1) the increased net other income by $1.14 million mainly consisting of after-sales service revenue and technology service revenue, and $0.28 government enterprise tax refund for welfare expense which we received during the nine months ended September 30, 2012; 2) increased foreign exchange transaction gain by $0.46 million; but partially offset by increased interest expense by $0.49 million.  One of our subsidiaries incurred a loss of $0.43 million related to the restructuring of its debt during the nine months ended September 30, 2012.

Income tax expense (benefit). We had income tax benefit of $68,802 for the nine months ended September 30, 2012, compared to $5,159 for the 2011 period. The effective income tax rate to taxable income (loss) for the nine months ended September 30, 2012 was (0.4)% compared to 0% for the 2011 period, with the difference mainly due to increased valuation allowance for deferred tax asset for bad debt allowance and inventory allowance resulting from our continued losses in the nine months ended September 30, 2012.

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

Net Income (Loss). Our net loss for the nine months ended September 30, 2012, was $17.26 million compared to net loss of $14.37 million for the 2011 period, an increase of $2.89 million or 20%. Net loss as a percentage of sales was 68% in the nine months ended September 30, 2012, and net loss as a percentage of sales was 46% in the comparable period of 2011. This increase in net loss was attributable to decreased net sales, and increased operating expenses as a percentage of sales, including increased after-sales servicing costs and inventory reserves.

Three Months Ended September 30, 2012, Compared to the Three Months Ended September 30, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2012		2011
	$	% of Sales	$	% of Sales
Sales	$13,639,258		$16,573,890
Cost of sales	9,657,574	71%	11,263,003	68%
Gross profit	3,981,684	29%	5,310,887	32%
Operating expenses	5,425,266	40%	7,846,299	47%
Loss from operations	(1,443,582)	(11)%	(2,535,412)	(15)%
Other income (expenses), net	321,230	2%	(153,810)	(1)%
Income tax expense (benefit)	(24,308)	(0.2)%	1,322,900	8%
Noncontrolling interest	(26,684)	(0.2)%	(15,003)	(0.1)%
Net loss to SmartHeat Inc.	$(1,071,360)	(8)%	$(3,997,119)	(24)%

Sales. Net sales in the three months ended September 30, 2012, were $13.64 million a decline of 18% from prior year.  Third quarter revenues consisted of $7.14 million for PHEs, $5.72 million for PHE Units, $0.29 million for heat meters and $0.49 million for heat pumps, while net sales in the three months ended September 30, 2011, were $16.57 million, consisting of $7.12 million for PHEs, $7.95 million for PHE Units, $0.75 million for heat meters and $0.75 million for heat pumps, an overall decrease of $2.93 million or 18%. The decrease in sales was due primarily to the decrease in sales volume in the three months ended September 30, 2012, compared to the 2011 period. Sales volume of PHEs, PHE Units heat meters and heat pumps decreased 29%, 18%, 68% and 14%, respectively in the third quarter of 2012 compared to 2011The decrease in sales volume in the three months ended September 30, 2012 compared to 2011 resulted from the continued effects of a tightened fiscal policy in China, which has contributed to a general slowdown in many sectors of China’s economy, restricted bank lending practices and caused the abandonment of certain projects by our customers. The PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, however, which we believe will continue to drive demand for our clean technology heat transfer products.

We have a review process for approving each sales contract, especially with respect to sales price. Sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending mainly on each customer’s specific requirements and our negotiation of the contract amount and term.

Cost of Sales. Cost of sales was $9.66 million in the three months ended September 30, 2012, compared to $11.26 million in the three months ended September 30, 2011, a decrease of $1.61 million or 14%. Cost of sales mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 58% of total cost, while factory overhead cost was 38% and labor was 4%.  In response to current activity levels and to improve overall profitability, we implemented new systems and controls over our purchasing process and raw materials pricing. Our materials cost as a percentage of   total costs decreased to 58% from the typical 70%.  However, with the decrease in production volume in the three months ended September 30, 2012, the proportion of factory overhead and manufacturing expense to total cost of sales increased significantly. The decrease in our cost of sales is attributable to the decrease in sales. Cost of sales as a percentage of sales increased to 71% in the three months ended September 30, 2012, compared to 68% in the 2011 period, primarily due to the significant decrease in sales and production volume. We performed an inventory impairment assessment as of September 30, 2012, for the write-down of raw materials and finished goods in inventory. Following the completion of our impairment analysis, there was no change in inventory reserves from June 30, 2012.

Gross Profit. Gross profit was $3.98 (29% of sales) million in the three months ended September 30, 2012, compared to $5.31(32% of sales) million in the 2011 period,. The decreased gross profit was due primarily to our decreased sales and production volume.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $5.43 million in the three months ended September 30, 2012, compared to $7.85 million in the 2011 period, a decrease of $2.42 million or 31%. Operating expenses as a percentage of sales were 40% in the three months ended September 30, 2012, compared to 47% in the three months ended September 30, 2011. The decrease in operating expenses mainly resulted from decreased bad debt provision of $0.89 million for the three months ended September 30, 2012, compared with $3.11 million for the 2011 period, offset by increased other G&A expense of $0.20 million  during the three months ended September 30, 2012. In addition, we incurred $308,296 in legal and restructuring expense in the three months ended September 30, 2012.

We recorded a bad debt allowance of $0.89 million for accounts and other receivables during the three months ended September 30, 2012, compared with $3.11 million for the 2011 period, primarily attributed to payment delays caused by the working capital difficulties of many of our state-owned customers. Due to the deflationary fiscal policy of the PRC government in 2011 that has continued into 2012, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, both of which typically are used to finance the purchase of our products, which resulted in unexpected delays in paying our accounts receivable in a timely manner. Generally, we reserve 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance.

Other income (expenses), net. Our other income for the three months ended September 30, 2012, was $321,227 compared to net other expense of $153,810 for the 2011 period, an increase of $475,037 or 309%. The increase was due mainly to the increased net other income (mainly consisting of after-sales service revenue and technology service revenue) by $0.49 million, and increased foreign exchange transaction gain by $0.14 million, but partially offset by increased interest and financial expense by $0.15 million.

Income tax expense (benefit). We had income tax benefit of $24,308 for the three months ended September 30, 2012, compared to $1,322,900 income tax expense for the 2011 period. The effective income tax rate to taxable income (loss) for the three months ended September 30 of 2012 was (2.2)% compared to 49.2% for the 2011 period, with the difference mainly due to increased valuation allowance for deferred tax asset for bad debt allowance and inventory allowance resulting from our continued losses during the three months ended September 30, 2012.

Net Income (Loss). Our net loss for the three months ended September 30, 2012, was $1.07 million compared to net loss of $4.00 million for the 2011 period, a decrease of $2.93 million or 73%. Net loss as a percentage of sales was 8% in the three months ended September 30, 2012, and net loss as a percentage of sales was 24% in the comparable period of 2011. This decrease in net loss was primarily attributable to decreased bad debt allowance during the three months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and equivalents of $13.57 million. Working capital was $89.66 million at September 30, 2012. The ratio of current assets to current liabilities was 3.10:1 at September 30, 2012.

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

Presently, the Company’s U.S. parent company is experiencing difficulty up streaming cash due to these issues. As a consequence, the Company obtained a revolving line of credit providing for borrowings of up to $2.0 million, to address the cash needs of the Company’s U.S. parent. As of September 30, 2012, $658,000 was outstanding under this line, including $80,000 origination fee and $12,000 accrued interest.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating activities	$(6,061,714)	$(31,422,495)
Investing activities	$(837,112)	$(21,337,289)
Financing activities	$8,293,355	$7,246,264

Net cash flow used in operating activities was $6.06 million in the nine months ended September 30, 2012, compared to net cash flow used in operating activities of $31.42 million in the 2011 period. The decrease in net cash outflow in operating activities was due mainly to a reduction of $8.77 million in advance to suppliers in the nine months ended September 30, 2012, whereas we had cash outflow of $12.76 million in the comparable period of 2011. In addition, we had an increase of $5.61 million for inventory in the nine months ended September 30, 2012, compared with a $27.93 million increase in the 2011period.

Net cash flow used in investing activities was $0.84 million in the nine months ended September 30, 2012, compared to net cash used in investing activities of $21.34 million in the 2011 period. In 2012 we had $0.72 million investment into a new subsidiary, while in the comparable period of 2011, we had acquisition of SmartHeat Pump and SmartHeat Germany for $13.59 million, purchase of property and equipment of $2.45 million, advance to third parties of $5.29 million.

Net cash flow provided by financing activities was $8.29 million in the nine months ended September 30, 2012, compared to net cash provided by financing activities of $7.25 million in the 2011 period. The cash inflow in 2012 consisted primarily of proceeds from a short-term loan of $20.04 million,  partially offset by repayment on short-term loans of  $9.02 million. In the nine months ended September 30, 2011, we had $6.46 million in proceeds from a short-term loan and $0.75 million from cash contribution from noncontrolling interest, but repaid $0.77 million on notes payable.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date, or up to 2 heating seasons. Our receipts from sales of our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation, testing times and warranty periods. For example, PHEs are less complex than PHE Units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We may experience payment delays from time to time, which historically have been from 1 to 3 months from the due date, but given the temporary financial difficulties in 2011 of some of our state-owned customers resulting from tightened fiscal policies in China, we have experienced longer payment delays from these customers. Our accounts receivable and inventory turnover are relatively low and days sales outstanding ratio relatively high. Consequently, collection on our sales is slow and capital is tied up in inventories, which may result in pressure on cash flows. The low accounts receivable turnover and high days outstanding in the nine months ended September 30, 2012 was due primarily to the temporary financial difficulties of some of our state-owned customers that resulted in delays in payment. The low inventory turnover rate in the nine months ended September 30, 2012, was due to decreased sales volume from our state-owned customers in China having temporary financial difficulties, which resulted in an unexpected cancelation of orders and delays in the performance of PHE and PHE Unit contracts.

As of September 30, 2012, we had gross accounts receivable of $58,295,017, of which $6,497,516 was with aging within 30 days, $7,711,566 was with aging  between 31 and 90 days, $16,018,578 was with aging between 91and 180 days, $24,554,918 was with aging between 181 and 360 days, and $3,512,438 was with aging over 360 days. At September 30, 2012, net accounts receivable was $37,744,097, or gross accounts receivable of $58,295,017 less bad debt allowance of $16,908,706, unearned interest of $13,958 and total retention receivables of $3,656,171.

Our accounts receivable typically remain outstanding for a significant period of time based on the standard payment terms with our customers described above. The increase in amount of accounts receivable outstanding for more than 180 days in the nine months ended September 30, 2012, was due mainly to payment delays from certain state-owned customers that experienced working capital difficulties in 2011 because of the current deflationary fiscal policy of the PRC government. Bad debt allowance was reserved in accordance with the Company’s accounting policy, though the Company continues to work to collect all funds due.

We recognize the final 5-10% of the purchase price as a retention receivable, which is due no later than the termination of our warranty period. The deferral of the final payment is a common practice in the heating manufacturing business in China. Sometimes our customers are required to deposit 5-10% of the sales price on high value products, like an assembled heat exchanger unit or the main part of a PHE, into designated bank accounts as restricted cash for securing the payment after such period expires. Based on our historical experience, there have been no defaults on such deferrals. Therefore, we believe the potential risks and uncertainty associated with defaults on such receivables are not material. As of September 30, 2012, the Company collected 34% of the accounts receivable that were outstanding as of December 31, 2011.

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

Contractual Obligations

We were obligated for the following short-term loans as of September 30, 2012, and December 31, 2011:

	2012	2011
From a commercial bank in the PRC for RMB 25,000,000 entered into on October 18, 2010. The loan currently bears interest at 7.22% with maturity on October 17, 2011, and was renewed until September 13, 2012. The loan was pledged by bank deposit.	$-	$3,967,687
From a commercial bank in the PRC for RMB 10,000,000 entered into on June 27, 2011. The loan currently bears interest at 7.57% with maturity on June 27, 2012. The loan was pledged by bank deposit. The loan was repaid in second quarter of 2012.	-	1,587,075
From a commercial bank in the PRC for RMB 3,000,000 entered into on June 30, 2011. The loan currently bears interest at 6.63% with maturity on June 29, 2012. The loan was guaranteed by a third party. The loan was repaid in second quarter of 2012.	-	476,122
From a commercial bank in the PRC for RMB 5,000,000 entered into on July 6, 2011. The loan currently bears interest at 6.63% with maturity on July 5, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	-	793,537
From a commercial bank in the PRC for RMB 3,000,000 entered into on July 15, 2011. The loan currently bears interest at 6.89% with maturity on July 14, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	-	476,122
From a commercial bank in the PRC for RMB 1,600,000 entered into on August 1, 2011. The loan currently bears interest at 6.89% with maturity on July 31, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	-	253,932
From a commercial bank in the PRC for RMB 3,300,000 entered into August 16, 2011. The loan currently bears interest at 6.89% with maturity on August 15, 2012. The loan was guaranteed by a third party. The loan was repaid in August 2012.	-	523,737
From a commercial bank in the PRC for RMB 1,100,000 entered into on August 23, 2011. The loan currently bears interest at 6.89% with maturity on August 22, 2012. The loan was guaranteed by a third party.	-	174,578
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 21, 2011. The loan currently bears interest at 7.22% with maturity on September 20, 2012. The loan was pledged by bank deposit.	-	793,537
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 8, 2011. The loan currently bears interest at 7.872% with maturity on November 2, 2012. This loan was repaid at maturity.	1,577,038	1,587,075
From a commercial bank in the PRC for RMB 50,000,000 entered into on February 17, 2012.The loan currently bears interest at 7.872% with maturity on January 16, 2013.	7,885,192	-
From a commercial bank in the PRC for RMB 10,000,000 entered into on July 12, 2012. The loan currently bears interest at 7.87% with maturity on July 11, 2013.	1,577,038	-
From a commercial bank in the PRC for RMB 10,000,000 entered into on August 23, 2012. The loan currently bears interest at 6.30% with maturity on August 22, 2013. The loan was guaranteed by a third party.	1,577,038	-
From a commercial bank in the PRC for RMB 9,000,000 entered into on September 7, 2012. The loan currently bears interest at 6.3% with maturity on September 6, 2013. The loan was guaranteed by a third party.	1,419,334	-
From a commercial bank in the PRC for RMB 8,000,000 entered into on September 13, 2012. The loan currently bears interest at 6.3% with maturity on September 12, 2013. The loan was guaranteed by a third party.	1,261,631	-
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 21, 2012. The loan currently bears interest at 6.6% with maturity on August 20, 2013.	4,731,115	-
From a commercial bank in the PRC for RMB 9,600,000 entered into on September 13, 2012. The loan currently bears interest at 6.6% with maturity on March 3, 2013.	1,513,957	-
Holding company Credit Agreement	658,955	-
	$22,201,298	$10,633,402

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee amount of RMB 30 million ($4.74 million). The guarantee term is for the length of the loans drawn by the Company and the Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB 30 million ($4.74 million) to Lianoning Guorui Commercial Trading Co., Ltd. (“Guorui”), a borrower with a similar risk profile to the Company’s. The guarantee term is for the length of the loans drawn by Guorui, and the Company does not require Guorui to pay any guarantee fees.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.

On December 12, 2011, we entered into a long-term loan agreement with a commercial bank for RMB 13,000,000 ($2.06 million), bearing interest of 6.65%, with a maturity date of October 26, 2013. The loan was pledged with building and land.

Contingencies

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purports to allege federal securities law claims against us and certain of our former offers and directors was filed in the United States District Court for the Southern District of New York.  The sole count in the complaint against us is brought under section 10(b) of the Securities Exchange Act of 1934 and the companion Rule l0b-5. In particular, the complaint alleges that one of our former officers and directors, James Wang, sold a substantial amount of his personal holdings of our stock, allegedly 380,000 shares, without reporting the sales in accordance with the securities laws, and that certain of our SEC filings failed to accurately disclose the number of our shares owned by Mr. Wang.  Two plaintiffs have filed competing motions to be appointed lead plaintiff.  Once the Court appoints a lead plaintiff, the time for us to respond to the complaint, or an amended complaint if one is filed, will begin the run pursuant to the Court’s scheduling order. We presently anticipate filing a motion to dismiss, which will trigger a stay of discovery. In the event the motion to dismiss is not successful, we intend to vigorously defend this action, as it believes the allegations against it are without merit. Any adverse decision in this action, requiring us to pay substantial damages to the plaintiffs could result in a material adverse effect on our results of operations and could harm our reputation. We believe this lawsuit is frivolous and without merit and will contest it vigorously.

On November 9, 2012, SmartHeat received notification from the NASDAQ Listing Qualifications Hearings Panel that it affirmed the determination made by the staff of the NASDAQ’s Listing Qualifications Department to delist the Company’s shares of common stock from the NASDAQ Stock Market (“NASDAQ”). As a result, the Company’s shares of common stock, which were subject to a trading halt since May 30, 2012, have been suspended from the NASDAQ Stock Market effective at the open of business on Friday, November 9, 2012.  The Company anticipates that its shares of common stock will be eligible for quotation on the OTCQB.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our former Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

Oliver Bialowons assumed the duties of President of the parent company on May 25, 2012, and Michael Wilhelm assumed the duties of Chief Financial Officer and Treasurer on July 10, 2012, following the end of our second quarter.  With respect to this Item 4 (Controls and Procedures), our current President and current Chief Financial Officer have relied, in part, upon the evaluation of the effectiveness of our disclosure controls and procedures implemented by our former Chief Executive Officer and Chief Financial Officer.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial conditions or operating results. Other than the proceedings we have disclosed below, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purports to allege federal securities law claims against the Company and certain of its former offers and directors, was filed in the United States District Court for the Southern District of New York. The sole count in the complaint against the Company is brought under section 10(b) of the Securities Exchange Act of 1934 and the companion Rule l0b-5. In particular, the complaint alleges that one of the Company's former officers and directors, James Wang, sold a substantial amount of his personal holdings of Company stock, allegedly 380,000 shares, without reporting the sales in accordance with the securities laws, and that certain of the Company's SEC filings failed to accurately disclose the number of Company shares owned by Mr. Wang.  Two plaintiffs have filed competing motions to be appointed lead plaintiff.  Once the Court appoints a lead plaintiff, the time for the Company to respond to the complaint, or an amended complaint if one is filed, will begin the run pursuant to the Court’s scheduling order. The Company presently anticipates filing a motion to dismiss, which will trigger a stay of discovery. In the event the motion to dismiss is not successful, the Company intends to vigorously defend this action, as it believes the allegations against it are without merit.

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

Our subsidiaries have generated losses from operations in the fiscal year ended December 31, 2011, and in the nine months ended September 30, 2012.  As such, our subsidiaries have been unable to remit funds to us for the payment of our obligations. We have executed a secured revolving credit facility with Northtech Holdings for a $2,000,000 line of credit, which we believe will be sufficient to satisfy our operating costs through mid-2013. We are also pursuing other options, including restructuring operations at the subsidiary level to regain profitability and entering into management and services agreements with our subsidiaries, subject to the approval of regulatory agencies in China.  However, we cannot provide any assurances that these measures will be adequate to satisfy our liquidity needs, and if we are not able to obtain sufficient funds from our subsidiaries to pay our obligations as they come due, our business could be negatively impacted.

If we are unable to become relisted on NASDAQ listing the trading price of our common stock may be harmed.

On May 30, 2012, NASDAQ halted trading in our common stock pending NASDAQ’s request for additional information from the Company with respect to the restructuring of our Board and management and our entry into a secured revolving credit facility with Northtech Holdings, Inc., an entity owned and controlled by certain members of the Company’s former management team.  We provided NASDAQ with additional information and clarification with respect to these matters, our business operations and financial condition, as requested.

As previously disclosed, on August 23, 2012, we received a notice from NASDAQ’s Listing Qualifications Department (the “Staff”), which stated that “the Staff has determined to apply more stringent criteria,” to the Company, accordingly, to delist the Company’s securities pursuant to the Staff’s broad discretionary authority under Listing Rule 5101. The Staff in its letter stated that it has concerns “regarding the Company’s solvency, viability, operational structure and suitability for listing.” We strongly disagree with the Staff’s delisting determination, including its application of “more stringent criteria,” which we believe is unwarranted.

In accordance with NASDAQ’s applicable procedures, we appealed NASDAQ’s delisting determination by appearing before a NASDAQ Hearings Panel, or the Panel, at an oral hearing that took place on October 11, 2012.  On November 7, 2012, we received notice that the Panel affirmed the delisting determination made by NASDAQ and that effective as of November 9, 2012, shares of our common stock would be suspended from trading on the NASDAQ Stock Market.

We currently anticipate that we will appeal the Panel’s decision through a further appeal process with the NASDAQ Listing and Hearing Review Council. If our further appeal is unsuccessful, then our common stock will remain delisted. Such event may harm the trading price of our common stock, increase the volatility of the trading price of our securities and make it more difficult for investors to buy or sell shares of our common stock. In the event our common stock is delisted from NASDAQ, we currently expect that our common stock would be eligible to be listed on the OTCQX.

 Our future success depends on our ability to retain our recently hired President and Chief Financial Officer, and their ability to integrate into, and successfully manage, our business.

Recently, we have undergone significant changes in senior management, including hiring a new President and Chief Financial Officer. We have also restructured our Board and appointed a new audit committee chairman.  This transition to a new management team and a new audit committee chairman may be disruptive to our operations and create uncertainty about our ability to implement our business strategy and/or raise additional capital, and our business may be materially adversely affected.  We cannot provide any assurances that our new management team will be able to integrate into, and successfully manage, our business.

We face risks associated with a purported securities class action lawsuit, which if successful, could have a material adverse effect on our results of operations and could harm our reputation.

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purports to allege federal securities law claims against us and certain of our former offers and directors was filed in the United States District Court for the Southern District of New York.  The sole count in the complaint against us is brought under section 10(b) of the Securities Exchange Act of 1934 and the companion Rule l0b-5. In particular, the complaint alleges that one of our former officers and directors, James Wang, sold a substantial amount of his personal holdings of our stock, allegedly 380,000 shares, without reporting the sales in accordance with the securities laws, and that certain of our SEC filings failed to accurately disclose the number of our shares owned by Mr. Wang.  Two plaintiffs have filed competing motions to be appointed lead plaintiff.  Once the Court appoints a lead plaintiff, the time for us to respond to the complaint, or an amended complaint if one is filed, will begin the run pursuant to the Court’s scheduling order. We presently anticipate filing a motion to dismiss, which will trigger a stay of discovery. In the event the motion to dismiss is not successful, we intend to vigorously defend this action, as it believes the allegations against it are without merit. Any adverse decision in this action, requiring us to pay substantial damages to the plaintiffs could result in a material adverse effect on our results of operations and could harm our reputation. We believe this lawsuit is frivolous and without merit and will contest it vigorously. Please see Item 3 “Legal Proceedings” for additional information with respect to this matter.

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

SMARTHEAT INC.
(Registrant)

Date: November 21, 2012	By:	/s/ Oliver Bialowons
Oliver Bialowons President (Principal Executive Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith