Form 10-K
period 2012-12-31
SMARTHEAT INC.
filed 2013-06-11
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Title of Each Class:
Common Stock, par value $0.001 per share

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
Yes  ☐                      No  ☑

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2012, was $4.04/per share. Accordingly, effective as of June 30, 2012, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of June 7, 2013, there were 5,733,399 shares of common stock outstanding.

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

As used in this report, “SmartHeat,” “Company,” “we,” “our” and similar terms refer to SmartHeat Inc., unless the context indicates otherwise.

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

PART I
Item 1. Business

General

We are a U.S. holding company with no material assets other than the ownership interests of our foreign subsidiaries that design, manufacture and sell PHEs and related systems in the People’s Republic of China (“PRC”) and Germany. A PHE is a device that transfers heat from one fluid to another fluid across large metal plates. PHE products are used in the industrial, residential and commercial sectors to make energy use more efficient and to reduce pollution by reducing the need for coal fired boilers. Our subsidiaries design, manufacture, sell and service PHEs, PHE Units, which combine PHEs with various pumps, temperature sensors, valves and automated control systems, heat meters and heat pumps for use in commercial and residential buildings. They also design, manufacture and sell spiral heat exchangers and tube heat exchangers. Their products and related systems are an increasingly important element in providing a clean technology solution to energy consumption and air pollution problems in China and are commonly used in a wide variety of industrial processes where heat transfer is required. Common applications include energy conversion for heating, ventilation and air conditioning (“HVAC”), and industrial use in petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. Our subsidiaries sell their products under the SmartHeat and Taiyu brand names and also sell PHEs under the Sondex brand name as an authorized dealer of Sondex PHEs in China.

Our History

We were incorporated in the State of Nevada on August 4, 2006, under the name Pacific Goldrim Resources, Inc., as an exploration stage corporation with minimal operations, to engage in the exploration for silver, lead and zinc. On April 14, 2008, we changed our name to SmartHeat Inc. and entered into a Share Exchange Agreement (the “Share Exchange Agreement”), to acquire Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd., subsequently renamed SmartHeat Taiyu (Shenyang) Energy Technology Co., Ltd. (“Taiyu”), a privately held Sino-foreign joint venture company formed under the laws of the PRC on July 24, 2002, and engaged in the design, manufacture, sale and service of PHE products in China. The Share Exchange Agreement was entered into by SmartHeat, Taiyu and the shareholders of Taiyu. At the closing of the Share Exchange Agreement, all of the equitable and legal rights, title and interests in and to Taiyu’s share capital of Yuan 25,000,000 were exchanged for 1,850,000 shares of SmartHeat common stock (the “Share Exchange”). We received PRC government approval on May 28, 2008, of our subscription for 71.6% of the registered capital of Taiyu, and approval on June 3, 2009, of the transfer of the remaining 28.4% ownership of Taiyu from the original joint venture shareholders who had received shares of our common stock in the Share Exchange. As a result of the Share Exchange and subsequent transactions contemplated by the Share Exchange Agreement, and receipt of the above PRC government approvals, Taiyu became our wholly foreign-owned enterprise, or WFOE.

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

As an expansion of our business following our acquisition of Taiyu, we acquired and established strategic subsidiaries in China and Germany. On September 25, 2008, we acquired SanDeKe Co., Ltd., or SanDeKe, a Shanghai-based manufacturer of PHEs. On June 16, 2009, we completed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd., or Siping Beifang, to set up a new manufacturing facility under our newly incorporated subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd., or SmartHeat Siping. On August 14, 2009, we formed Beijing SmartHeat Jinhui Energy Technology Co., Ltd., or Jinhui, a joint venture in Beijing of which we own 52%, to provide consulting services and expand our sales of PHEs into new industries and regions of China. On April 7, 2010, we formed SmartHeat (China) Investment Co., Ltd., or SmartHeat Investment, as an investment holding company in Shenyang for our investment in and establishment of new companies and businesses in China. On April 12, 2010, SmartHeat Investment formed SmartHeat (Shenyang) Energy Equipment Co., Ltd., or SmartHeat Energy, as its wholly owned subsidiary for the research, development, manufacturing and sales of energy products. On May 6, 2010, we formed SmartHeat (Shanghai) Trading Co., Ltd., or SmartHeat Trading, through a nominee, Cleantech Holdings Inc., a British Virgin Islands company, or Cleantech Holdings, to market and expand sales of our branded products in China. Effective as of November 9, 2011, we terminated the nominee-owner relationship and acquired direct control over SmartHeat Trading. On December 2, 2010, we formed Hohhot Ruicheng Technology Co., Ltd., or Ruicheng, a joint venture in Hohhot City, China, for the design and manufacture of heat meters, of which we acquired 51% of the equity interest on January 7, 2011. On March 1, 2011, we entered into a purchase agreement to acquire 95% of the equity interests in Shenyang Bingchuan Refrigerating Machine Limited Company, a Shenyang-based state-owned heat pump manufacturer and designer subsequently renamed SmartHeat (Shenyang) Heat Pump Technology Co., Ltd., or SmartHeat Pump. On November 1, 2011, we increased the registered capital of SmartHeat Pump and thereby increased our ownership percentage to 98.8%. On March 3, 2011, we completed the acquisition of Gustrower Warmepumpen GmbH, subsequently renamed SmartHeat Deutschland GmbH, or SmartHeat Germany, a designer and manufacturer of high efficiency heat pumps in Germany, to extend our clean technology heating solutions into the rapidly growing heat pump markets in Europe and China. We subsequently transferred ownership of SmartHeat Germany to SmartHeat Pump. On April 10, 2012, we established a new joint venture named Urumchi XinRui Technology Limited Liability Company (“XinRui”), of which we own 46%.

Our corporate structure as of the date of this report is set forth in the following diagram. Taiyu, SanDeKe, SmartHeat Siping and SmartHeat Investment are our WFOEs authorized by their respective business licenses to operate our businesses in China. SmartHeat Germany wholly owned by Smarthat Pump (Shenyang). We own 52% and 51%, respectively, of the equity interests in our PRC-based joint venture companies, Jinhui and Ruicheng. SmartHeat Energy is a wholly owned subsidiary of SmartHeat Investment. Taiyu owns 98.8% of the equity interests of SmartHeat Pump. Prior to November 9, 2011, we had no direct ownership interest in SmartHeat Trading; instead, we controlled and were entitled to 100% of the profit or loss of SmartHeat Trading under contractual arrangements. Effective as of November 9, 2011, we terminated the nominee-owner relationship and acquired direct control over SmartHeat Trading.

(1) Taiyu holds 95% of the equity interest in SmartHeat Pump, with the remaining 5% of the equity interest held by Shenyang Economic and Technological Development Zone State-owned Assets Management Co., Ltd.
(2) We control 52% of Jinhui pursuant to a joint venture agreement entered into with the minority owner, Beijing Jun Tai Heng Rui Investment Consultancy Co. Ltd.
(3) We control 51% of Ruicheng pursuant to a joint venture agreement entered into with the minority owners, Hohhot Chengfa Heating Co. Ltd. and Beijing Taiyu Huineng Machinery and Electronic Equipment Co. Ltd.

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

Recent Developments

In response to inflationary concerns, the PRC government tightened fiscal policies beginning in 2011 that contributed to a general slowdown in many sectors of China’s economy and restricted bank lending practices.  Historically, approximately 40% of our subsidiaries’ customers, representing the majority of their total sales, consist of state-owned enterprises in China. Many of these customers, the majority of who are real estate developers, encountered difficulties in 2011 in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our subsidaries’ products. These conditions continued into 2012. Accordingly, the continued deflationary policy of the PRC government affected the number of new sales of PHEs and PHE Units as certain state-owned enterprises deferred bidding for new projects because of their working capital difficulties or abandoned existing projects. The decline in new projects among state-owned enterprises and increased peer competition contributed to a decline in sales of PHEs and PHE Units in 2011 and 2012.  Our subsidiaries also canceled contracts in 2011 with certain of these state-owned customers that were unable to make payments or that had requested adjustments to their payment terms in response to their financial difficulties. Although these events caused a decrease in sales in 2011 and 2012, a portion of the canceled PHE and PHE Unit orders were reinstated in the year ended 2012 and we expect that additional orders and contracts that were canceled or partially delayed will be performed in early 2013, reducing the impact of the drop in our sales over the long term. Furthermore, the PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, which we believe will continue to drive demand for our subsidiaries’ heat transfer products.

In the second quarter of 2012, we replaced our senior management and certain members of our Board of Directors as part of a broad restructuring plan. Jun Wang, our former Chief Executive Officer, Xudong Wang our former Vice President of Strategy and Development and Wen Sha, our former Vice President of Marketing, all resigned from their respective positions with us, but retained their positions with our subsidiaries. Zhijuan Guo, our former Chief Financial Officer, resigned from all of her positions with us and our subsidiaries. We appointed Oliver Bialowons and Michael Wilhelm to serve as our President and Chief Financial Officer, respectively. Mr. Bialowons was also appointed to our Board of Directors, in addition to Kenneth Scipta, who filled the vacancy left by Arnold Staloff, our former Audit Committee Chairman. We also hired Nimbus Restructuring Manager LLC (“Nimbus”) to act as our restructuring advisor.

On July 27, 2102, we entered into a secured, revolving credit facility under the terms of a Credit and Security Agreement (the “Credit Agreement") with Northtech Holdings, Inc., a British Virgin Islands business corporation (“Northtech”) owned by Jun Wang, Xudong Wang, Wen Sha and Jane Ai. As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed maturing on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly-, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we elected to repay $1,301,300 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders.

On May 30, 2012, after the announcement of our initial restructuring actions and our proposed entry into the Credit Agreement referred to above, NASDAQ halted trading in our common stock pending a request for additional information with respect to these matters. We provided NASDAQ with additional information and clarification as requested, but on August 23, 2012, we received a notice from NASDAQ’s Listing Qualifications Department (the “Staff”), which stated that “the Staff has determined to apply more stringent criteria,” to the Company, accordingly, to delist the Company’s securities pursuant to the Staff’s broad discretionary authority under Listing Rule 5101. The Staff in its letter stated that it has concerns “regarding the Company’s solvency, viability, operational structure and suitability for listing.” In accordance with NASDAQ’s applicable procedures, we appealed NASDAQ’s delisting determination by appearing before a NASDAQ Hearings Panel, or the Panel, at an oral hearing that took place on October 11, 2012.  On November 7, 2012, we received notice that the Panel affirmed the delisting determination made by NASDAQ and that effective as of November 9, 2012; shares of our common stock would be suspended from trading on the NASDAQ Stock Market. We appealed the Panel’s decision through a further appeal process with the NASDAQ Listing and Hearing Review Council on November 19, 2012. This appeal was denied on February 25, 2013.

Our restructuring actions undertaken in 2012, including: the replacement of senior management; the retention of Nimbus; the execution of the Credit Agreement; and the potential issuance of shares under the Credit Agreement, were all approved by our shareholders at our 2012 Annual Meeting held on December 11, 2012.

On February 23, 2013, Michael Wilhelm resigned from his position as our Chief Financial Officer due to being “named personally in a groundless shareholder suit, where the alleged (unproven) actions in question are alleged to have taken place long before [his] involvement with the company.” Mr. Wilhelm was added as a defendant to the class action lawsuit filed against the Company, its directors, and certain of its former officers, originally captioned Steven Leshinsky v. James Wang, et. al, now captioned Stream Sicav, Dharanedra Rai et al. v. James Jun Wang, Smartheat Inc. et al., in an amended complaint filed by the Rosen Law Firm on January 28, 2012.  We have had difficulty in retaining a suitable replacement for Mr. Wilhelm due to this class action lawsuit. The status of the class action and the Company’s response is detailed further under Item 3, “Legal Proceedings.”

In the interim, and so as to have a principal accounting officer that could sign the certifications under Sections 302(a) and 906 of the Sarbanes Oxley Act of 2002 necessary to complete and file this Annual Report on Form 10K, we appointed Yangkai Wang as our Acting Chief Accountant on June 7, 2013. While Mr. Yingkai Wang has served as a financial manager to our subsidiaries since 2007, he has limited relevant education and training in U.S. GAAP and related SEC rules and regulations.

Products

Our subsidiaries design, manufacture, sell and service heat transfer products and systems including PHEs, PHE Units, heat meters and heat pumps. Their products are an increasingly important element in providing a solution to energy consumption and air pollution problems in China. Their products are used in the industrial, residential and commercial markets to make energy use more efficient and to reduce pollution by reducing the need for coal-fired boilers.

PHEs

A PHE is a device that transfers heat from one fluid to another fluid across large metal plates. Heat exchangers were invented in the mid-1920’s to control pressure and temperature during industrial production. Later innovations in heat transfer technology, including the development of PHEs, led to higher heat recovery rates, lower fuel consumption and reduced related pollution. In a PHE, steam, hot water or other heated fluid from an industrial process flows into the PHE from one location and cool fluid flows in from another source. As the hot and cold fluids move in opposite directions through the PHE, the hot fluid cools as it transfers heat to the cool fluid, which absorbs the heat and gets warmer. In addition to more efficient heat transfer, PHEs offer a more compact design, ease of maintenance and the ability to adjust performance simply by adding or removing plates. This flexibility makes PHEs a preferred solution and translates into lower expenditures on installation and equipment purchases. Our subsidiaries currently focus on the Chinese market, but also have sales in Germany.	PHE

PHEs consist of a set of plates made of stainless steel, titanium and nickel alloy that are sealed by gaskets and then bolted together in a large metal frame. Plates come in a variety of sizes and wave patterns, and have large heat transfer surfaces and have high thermal conductivity. The quantity and size of the plates used, along with the total size of the PHE, vary according to particular application requirements. Among the primary advantages of PHEs compared to traditional shell-and-tube heat exchangers are their efficiency, compact design and ease of customization. PHEs have larger heat transfer surface areas than traditional heat exchangers, resulting in greater thermal conductivity and higher heat transfer coefficient. As a result, despite its smaller size, a PHE can transfer the same amount of heat as a traditional shell-and-tube heat exchanger. Furthermore, PHEs can be installed as replacements for traditional heat exchangers in existing installations because of their compact design in addition in new buildings and facilities.

In addition to manufacturing their own PHEs, they import finished stainless steel plates from Sondex and assemble customized PHEs and PHE Units based on client specifications. All designs of PHEs and PHE Units are done in-house by engineers utilizing software and proprietary in-house Computer-aided design (“CAD”) software. Our subsidiaries sources plates from Sondex and from our Siping Beifang subsidiary, which manufactures plates, tubes, and gaskets, for the manufacture of PHE and PHE Units. The plates our subsidiaries produce provide solutions for a market segment with strong demand for PHE products that are priced 10%-15% lower than PHE products manufactured with Sondex plates. PHEs accounted for 47% and 48% of our sales in 2012 and 2011, respectively.

PHE Units

Taiyu commenced designing, manufacturing and selling PHE Units in May 2003. PHE Units integrate PHEs with various pumps, temperature sensors, valves and automated control systems to form a “unit.” While PHE Units are used in a variety of industrial processes, our subsidiaries have developed an expertise in designing and integrating PHE Units for HVAC systems in residential and commercial buildings. Often PHE Units are used along with other units to form a “PHE network” installed in a local district heating system. The production and sale of PHE Units have been central to our historical growth. PHE Units require a comparatively higher level of technical skill and knowledge of the applications in which they are used. As a result, PHE Units are generally sold at a higher selling price. Our subsidiaries’ PHE Units are designed by in-house by system engineers employing customized CAD software. PHE Units accounted for 39% and 36% of our sales in 2012 and 2011, respectively.	PHE Unit

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

Using established relationships with provincial governments and utility companies throughout China, Taiyu introduced our patented heat meters to the market during the second quarter of 2006. Our subsidiaries will continue to work with national and local government entities to establish a national heating standard in China and become an active leader in China’s heat meter market. Sales to date have been small relative to our PHE and PHE Unit product lines. Heat meters accounted for 7% and 10% of our sales in 2012 and 2011, respectively.
Heat Meter

Heat Pumps

Heat pump systems provide heating, cooling and hot water for residential and commercial buildings and process heat for industrial applications by moving heat between two locations using small amounts of electricity. In a typical system, heat pumps draw heat from outside air or ground to warm the inside of a home or office building. Many heat pumps have reversible cycles, too, using the same system to cool the inside of a building by transferring heat outside. Heat pumps replace conventional energy sources such as oil, gas and coal with the energy stored in water, soil and air or heat recovered from wastewater or exhaust air. By transferring heat between locations, rather than burning fuel to create a heat source, heat pumps are extremely efficient energy transfer systems. Commercial users install heat pump systems not only to reduce energy consumption but also carbon dioxide, or CO2, emissions, a trend that is encouraged by policymakers in China. The advantages of heat pumps in terms of energy efficiency, operating cost, CO2 emission reduction and their ability to provide heating and cooling in one machine has made them the leading energy source for new buildings in Germany and Austria, and has replaced conventional fossil fuel based technology in these countries to a large degree. As the PRC government continues to focus on emissions reduction and energy conservation, we believe there are significant opportunities for strong incremental growth in the rapidly growing heat pump market in China. We also anticipate expanding sales of heat pumps manufactured in China under EU design standards to the European market. Heat pumps accounted for 8% and 4% of our sales in 2012 and 2011, respectively.	Heat Pump

Our Industry

Heat transfer technology was introduced to China in the 1960’s from Russia, mainly for applications in the petroleum industry. Today, heat exchangers are used in a wide range of industrial processes, including energy, such as conventional and nuclear power plants, HVAC, petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. Heat transfer equipment also is employed in new energy applications such as wind, solar, biomass and waste disposal. Our subsidiaries serve the utility and industrial sectors throughout China, selling PHEs, PHE Units and related accessories principally to the petrochemical, power plant, HVAC, chemical and metallurgy industries. Our subsidiaries sell heat meters and heat pumps principally to participants in HVAC sector. They also offer after-sales services, including maintenance, repair and supplying spare parts, on all their products.

We believe there are social, economic, environmental and regulatory factors that will drive demand for environmentally friendly solutions over the long-term. These include:

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

Our Competitive Strengths

The market for heat transfer products and systems in China is highly competitive, with multiple overseas and domestic producers and no established leader in the fragmented and diverse end markets. We believe our subsidiaries have the following competitive strengths:

Provider of Key Elements Used to Improve Energy Efficiencies and Reduce Coal Pollution. Our subsidiaries offer a full line of PHEs, PHE Units, heat meters and heat pumps. The primary advantages of plate heat exchanger technology, compared to traditional shell-and-tube heat exchanger technology, are efficiency, compact design and ease of customization. PHEs have larger heat transfer surface areas and therefore also have greater thermal conductivity. As a result, PHEs can transfer the same amount of heat as a traditional shell-and-tube heat exchanger, but with the benefit of a smaller size unit.

Quality Engineering, Research and Development. Our subsidiaries emphasize efficiency, durability and quality engineering in all of their products. All of their products utilize the latest technologies, and their designs are created using advanced software systems. Our subsidiaries have 17 registered patents in China for PHE-related products and heat meters. To maintain their competitive edge in the marketplace and keep pace with new technologies, they fund research and development on an ongoing basis to find improved efficiencies in design, cost and energy capture. Research and development costs for 2012 and 2011 were $1.53 million and $1.80 million, respectively. Our subsidiaries plan to continue to invest in research and development to identify new industry applications for PHEs, improve and expand product lines, develop multifunctional PHE Units and modify PHE designs to meet current market demand.

Strong Technical Support. The selection of PHEs and PHE Units requires technical knowledge regarding the operating temperature, pressure, corrosivity, viscosity and purity of the fluid used as well as the pressure loss within the system. Our subsidiaries’ design software enables them to provide high quality and timely technical support to ensure their customers receive the right equipment for each project. They also provide a streamlined and error-free installation process to minimize project complications.

Production and Control Systems for Efficient Pricing and Streamlined Manufacturing. Our subsidiaries’ CAD systems are integrated with real-time enterprise resource planning, or ERP, and finance systems. This platform allows field salespeople to input orders, obtain draft models, access quotes and confirm delivery dates within minutes. The platform also enables inventory and production personnel to accurately schedule and reduce lead production times.
Focus on Quality. Our manufacturing subsidiaries have a PRC National Safety Certification for PHE products, and are an ISO 9001 and ISO 14001 certified manufacturer, which together recognize development and implementation procedures that demonstrate the ability to consistently manufacture products meeting customer specifications, environmental standards and applicable statutory and regulatory requirements.

First-Rate Customer Service and Reliable Product Delivery. We believe that the employees of our subsidiaries provide first-rate customer service, technical expertise and product knowledge to streamline the selection, design and installation processes. Our subsidiaries provide after-sales service principally through local service centers and deliver products on time to meet tight project deadlines.

Diversified End Markets and Customers. PHEs and PHE Units are broadly used across a variety of industrial end markets including the energy, such as conventional and nuclear power plants, HVAC, petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. Our subsidiaries also benefit from a diverse customer mix, with no individual customer accounting for greater than 10% of sales in 2012 or 2011. This diversification of end markets and customer base helps to insulate us from sales volatility that would occur if we concentrated in specific industries. The majority of our subsidiaries’ customers are state-owned utilities, engineering and construction companies and industrial companies.

Experienced Personnel. The managers of our subsidiaries have extensive business and industry experience. Jun Wang, the general manger of our subsidiaries, was the founder of Taiyu in 2002 and previously was a sales manager for Honeywell International Inc. from 1996 to 1999 and a sales manager for Alfa Laval from 1994 to 1996. Mr. Wang obtained his master’s degree in Engineering from Tsinghua University in 1989. Wen Sha, our subsidiaries’ Vice President of Marketing, has extensive sales experience and industry contacts. Prior to joining us as a regional sales manager in 2005, he served as the general manager of Nanjing Hui Dun Ltd. and as sales director of APV Accessen in Shanghai, a leading international PHE firm. Feng Chen, Ph.D., our subsidiaries’ Chief Technology Officer, joined us in 2008 as part of our SanDeKe acquisition. Prior to founding SanDeKe, he served in a leading engineering position in China with Alfa Laval. Mr. Harald Kumpfert, the general manager of our heat pump business, is an experienced German engineering and marketing professional that has been working and living in China for more than 15 years. Prior to joining our subsidiaries he was the sales director of Siemens China and Honeywell China. Mr. Xu Wen Ke, the sales manager of our heat pump business,s used to be the sales director of Haier China, a large manufacturer of air conditioners.

Growth Strategy

Our subsidiaries plan to expand into new distribution channels in China, further penetrating the many market segments throughout China for PHEs, PHE Units and related accessories, and expand sales of heat pumps in both China and Europe.

Continue Organic Growth Initiatives. We believe that the current PHE and related systems markets in China are fragmented and represent excellent opportunities for our subsidiaries to gain additional market share from their competitors. We expanded our business lines in recent years through strategic acquisitions and establishment of subsidiaries, including the acquisitions of SanDeKe, Siping Beifang, SmartHeat Pump and SmartHeat Germany. Each acquisition and new subsidiary has accelerated our strategic plans by: (i) adding manufacturing capacity; (ii) broadening our product offerings to include multiple heat exchange systems; (iii) facilitating access into new geographic regions throughout China; (iv) enhancing our engineering capabilities; and (v) helping us enter new and higher growth end markets both in China and Europe. Our subsidiaries intend to continue to market their brands to expand into new distribution channels, improve the quality of their products through their engineering capabilities and leverage their quality customer service and reliable product delivery to gain incremental business with their existing customers.

Pursue High Growth End Markets in China. Our subsidiaries target their sales efforts on a number of high growth end markets in China, such as the nuclear power, petrochemical and shipbuilding industries. They currently have a presence in these segments but believe there are significant opportunities to improve their market share by leveraging their premium product quality and high quality service. Their solutions are commonly used in many of these industries and customers continue to assess the cost savings and positive environmental attributes of PHEs.

Promote Heat Meters. In response to rising energy costs and an increased focus on energy efficiency, the PRC government and local utility companies made the use of heat meters compulsory in China. In July 2003, heat meters were required nationally by law for new buildings installed with central heating; this requirement was extended in April 2008 by the Energy Conservation Law, Article 38, to cover existing buildings being retrofitted. Our subsidiaries continue to work with the General Administration of Quality Supervision and Quarantine, an administrative organ established under the PRC’s State Council, to establish national heating standards in China. They also intend to leverage their brand names and reputation in the PHE market to gain market share.

Expand Heat Pump Sales. Heat pump systems are a rapidly growing market in China and the leading energy source for new buildings in Germany and Austria. Heat pumps have replaced conventional fossil fuel based technology to a large degree in these European countries for heating, cooling and hot water for residential and commercial buildings. As the PRC government continues to focus on emissions reduction and energy conservation, we believe there are significant opportunities for strong incremental growth in the residential and commercial markets in China. Our subsidiaries anticipate expanding sales of our heat pumps manufactured in China under EU design standards to the European market.

Production

Our subsidiaries currently operate five manufacturing facilities in China, including our Taiyu plant in Shenyang, which is our principal manufacturing facility, and our SanDeKe, Siping Beifang, Ruicheng and SmartHeat Pump plants, and one manufacturing facility for heat pumps in Germany. Our manufacturing facilities, in the aggregate, currently have the capacity to produce approximately 650 PHEs, 240 PHE Units, 9,000 heat meters and 350 heat pumps monthly. Our operations in China generally operate on an 8-hour shift, with the exception of the high season from May to November, during which we may operate for 11-12 hours per day. Production is driven by orders from clients and typically is scheduled on a just-in-time delivery basis.

Marketing

Since initiating operations, our subsidiaries have emphasized the development of the SmartHeat and Taiyu brands in China, which are recognized and associated with quality production and first-rate service. Our subsidiaries have long-standing positive relationships with local governments in Beijing, Shenyang, Urumqi, Shandong, Jiangsu and Shanghai, and formed new relationships with local governments in Yingkou, Qingdao, Jiamusi and Harbin. Our subsidiaries regularly appear at industry trade shows, attending HVAC trade fairs in Shanghai and environmental protection forums in China. They also maintain positive relationships with local utilities, oil refiners, steel producers and food and beverage companies. Marketing costs generally are funded through working capital and expensed as incurred.

Suppliers

Plates and components together constituted approximately 30% of our raw material purchases in 2012 and 2011. Plates for PHEs and PHE Units are manufactured in our subsidiaries’ facilities and also are purchased from Sondex under the terms of Taiyu’s Sondex authorized dealer arrangement. While Taiyu is an authorized dealer of Sondex products, annual or quarterly purchasing prices are not fixed and fluctuate according to Sondex’s most recent pricing list.  Sondex plate purchases accounted for approximately 6% of our total annual raw material purchases in 2012 and 2011.

Components generally include pumps, valves, pipes and electronic meters purchased from a number of premium international and domestic suppliers who have been certified to meet our quality specifications. Representative component suppliers include Siemens, Wilo A.G. and Honeywell, as well as others. Our subsidiaries typically maintain a relatively small inventory of component parts for resale.

Customers

Our subsidiaries sell both directly through their sales force and through a network of national distributors located throughout China. All of their work is performed based on written contracts with customers and there are no oral contracts. Their customer base consists primarily of state-owned enterprises diversified across a number of end markets in China, such as real estate development, with no individual customer accounting for greater than 10% of our sales in 2012 or 2011.

Intellectual Property

Our subsidiaries use the SmartHeat and Taiyu brand names on their products in China and the SmartHeat brand on their heat pumps in Europe. They have registered trademarks for their brand names with the China Trademark Bureau, which expire in 2020. We believe our subsidiaries’ brand names are recognized in China’s heating industry for quality and efficiency. In addition, we have registered and maintain numerous internet domain names related to our business, including “smartheatinc.com.” Collectively, the trademarks and domain names that we and our subsidiaries hold are of material importance to us. We have 17 registered patents in China related to our products, of which 5 expire in 2014, 1 in 2016, 2 in 2017 and 9 in 2021. We intend to apply for additional patents in China to protect our core product designs.

Research and Development

To maintain our subsidiaries’ competitive edge in the marketplace and keep pace with new technologies, we believe it is important to devote resources to ongoing research and development to find improved efficiencies in design, cost and energy capture. Research and development costs for 2012 and 2011 were $1.53 million and $1.80 million, respectively. Our subsidiaries plan to continue to invest in research and development to identify new industry applications for PHEs, improve and expand product lines, develop multifunctional PHE Units and modify PHE designs to meet current market demand.

Competition

Our subsidiaries compete principally in the domestic China market. We believe their competitive advantages lie in superior engineering and design skills, the longevity and efficiency of the components they use, their ability to vertically integrate their manufacturing process, their just-in-time delivery and their reliable after-sales provided through local service centers. We also believe our subsidiaries’ position as a PRC-based producer of PHEs and PHE Units in a marketplace previously dominated by foreign manufacturers creates an advantage when seeking new customers. They receive contracts for their products through bidding processes and negotiations directly with customers.

Our subsidiaries’ principal competitors in the domestic China market for PHEs include Alfa Laval, APV, Tranter, Accessen, Lanshi and Juyuan, and foreign producers hold an approximately 50% market share. We believe the quality of our subsidiaries’ PHEs is equal to those sold by Alfa Laval, as are their prices. In comparison with other domestic producers, our subsidiaries’ prices for PHEs are approximately 10%-15% higher, reflecting a premium we believe attributable to the quality of their products.

The market for heat meters is extremely fragmented with multiple overseas and domestic producers and no established leader. Our subsidiaries continue to seek to become a leading supplier of heat meters in China.

We expanded into the heat pump market in China and Europe with our acquisitions of SmartHeat Pump and SmartHeat Germany in 2011. The markets for heat pumps in these markets are highly fragmented. These subsidiaries intend to focus on the middle high-end market for heat pumps in China, competing on price and customization capabilities with foreign and joint venture producers by leveraging their domestic manufacturing and engineering skills and advanced technology from SmartHeat Germany.

Seasonality

Our subsidiaries typically experience stronger sales in the third and fourth calendar quarters, which is the start of fall and winter in China. Our quarterly revenues may fluctuate significantly due to the seasonal nature of central heating services in China, where the equipment used in residential buildings must be delivered and installed prior to the beginning of the heating season in late fall. We believe that as our subsidiaries expand their presence into other industries and sectors, this seasonality will be partially mitigated.

Governmental and Environmental Regulation

Product and Business Regulations

Our business and company registrations are in compliance in all material respects with the laws and regulations of their respective governing municipal and provincial authorities. Our subsidiaries and manufacturing facilities in China are subject to the national and local laws of the PRC. Other than as described following, our subsidiaires are not subject to any other government regulations that would require them to obtain a special license or approval from the PRC government to operate their business or manufacturing facilities in China.

Our subsidiaries’ PHEs and PHE Units are not subject to material regulation by the PRC government or other national agencies. They have obtained PRC National Safety Certification for PHE products and are ISO 9001 quality management certified, which together recognizes their commitment to safety and quality in the manufacturing processes. Although not required for the production and sale of PHE products in China, the PRC National Safety Certification is of critical importance in choosing a PHE provider for companies in industries utilizing high temperatures or pressure in their production processes.

Manufacture and sale of heat meters and heat pumps in China require licenses issued by the PRC government. Our subsidiaries that manufacture these products received these licenses in 2005 and 2008, respectively, and continue to maintain them through renewals. The Safety Bureau overseeing heat meter and heat pump production conducts site visits and inspections of documents on a periodic basis to verify adherence to PRC manufacturing standards. Additionally, due to rising energy costs and the increased sensitivity to environmental issues, PRC government and local utility companies have made the use of heat meters compulsory in China. As of July 2003, heat meters were required nationally by law for new construction installed with central heating and. In April 2008, the Energy Conservation Law, Article 38, extended the requirement to cover retrofitted buildings. SmartHeat Germany is not required to maintain any license for the manufacture and sale of heat pumps in Germany. The European Commission has promulgated standards, such as EN 378 Safety and Environmental Requirements, for heat pumps and products sold in the European Union must carry CE marking, indicating conformity with such requirements. We believe that SmartHeat Germany’s heat pumps sold in Europe comply with all currently applicable standards.

Environmental Regulations

Our subsidiaries’ manufacturing facilities in China are subject to the national environmental regulations of the PRC as well as local laws regarding pollutant discharge, air, water and noise pollution, including the Environmental Protection Law of the PRC, the Environmental Impact Appraisal Law of the PRC, the Law of the PRC on the Prevention and Control of Water Pollution, the Law of the PRC on Prevention and Control of Environmental Pollution Caused by Solid Waste, the Law of the PRC on Prevention and Control of Air Pollution and the Law of the PRC on Prevention and Control of Environmental Noise Pollution. The Environmental Protection Law of the PRC sets out the legal framework for environmental protection in the PRC. The Ministry of Environmental Protection of the PRC, or the MEP, is primarily responsible for the supervision and administration of environmental protection work nationwide and formulating national waste discharge limits and standards. Local environmental protection authorities at the county level and above are responsible for environmental protection in their jurisdictions. Companies that discharge contaminants must report and register with the MEP or the relevant local environmental protection authorities. Companies discharging contaminants in excess of the discharge limits prescribed by the central or local authorities must pay discharge fees for the excess in accordance with applicable regulations and are also responsible for the treatment of the excessive discharge. Companies that directly or indirectly discharge industrial wastewater into the water or are required by law to obtain the pollutant discharge permit before discharging wastewater or sewage shall also obtain the pollutant discharge permit.

Our subsidiaries in China have received PRC government certification of their operating facilities in China indicating that their businesses are in material compliance with the relevant PRC environmental laws and regulations. Our manufacturing subsidiaries are ISO 9001 quality management and ISO 14001 environmental management systems certified, which together recognize their development and implementation of procedures that demonstrate an ability to consistently manufacture products meeting customer specifications, environmental standards and applicable statutory and regulatory requirements. Our subsidiaries’ production processes mainly generate noise, wastewater and solid wastes. They currently do not incur any material costs in connection with their compliance with the applicable PRC environmental laws as our manufacturing processes generate minimal discharge. Furthermore, the cost of maintaining compliance has not, and we believe, in the future, will not, have a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Labor Protection Regulations

The Labor Contract Law of the PRC, effective on January 1, 2008, governs the establishment of employment relationships between employers and employees, and the conclusion, performance, termination of and the amendment to employment contracts. To establish an employment relationship, a written employment contract must be signed by the employer and employee. In the event that no written employment contract was signed at the time of establishment of an employment relationship, a written employment contract must be signed within one month after the date on which the employer first engaged the employee. The Labor Contract Law also imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires that certain terminations be based upon seniority and not merit. We believe that our subsidiaries in the PRC are in material compliance with the requirements of this law.

On June 29, 2002, the Work Safety Law of the PRC was adopted by the Standing Committee of the 9th National People’s Congress and came into effect on November 1, 2002, as amended on August 27, 2009. The Work Safety Law provides general work safety requirements for entities engaging in manufacturing and business activities within the PRC. We believe our PRC subsidiaries are in material compliance with all applicable laws and regulations related to work safety.

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

Dividend Distribution

Our ability to pay dividends is affected by the complex currency and capital transfer regulations in China that restrict the payment of dividends to us by our PRC subsidiaries. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our PRC subsidiaries also are required to set aside at least 10% of net income after taxes based on PRC accounting standards each year to statutory surplus reserves until the cumulative amount of such reserves reaches 50% of registered capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries also may allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. If any of our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

Employees

We do not have direct employees.  However, as of December 31, 2012, our subsidiaries had 690 full time employees and 65 seasonal employees in China and Germany. Our subsidiaries maintain strong ties with their employees and staff and retention is stable. Employee contracts in China adhere to both state and provincial employment regulations and all social security regulations. All compensation, including social insurance, is paid in a timely manner to authorities and employees. There have been no disputes to date and there are no collective bargaining agreements.

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

Our subsidiaries have generated losses from operations in the fiscal years ended December 31, 2012 and 2011.  As such, our subsidiaries have been unable to remit funds to us for the payment of our obligations. To fulfill our need for short-term financing, on July 27, 2012, we executed a Credit Agreement with Northtech, which, as amended, provides us with a $2,500,000 revolving line of credit with amounts borrowed due April 30, 2014. We believe this line of credit will be sufficient to satisfy our operating costs through mid 2014.
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

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former offers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang, Smartheat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both for violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint on the grounds that the plaintiffs did not, in fact, allege that a member of our senior management team had sold their shares. In the event the motion to dismiss is not successful, we intend to vigorously defend this action, as we believe the allegations against us are without merit. Any adverse decision in this action, requiring us to pay substantial damages to the plaintiffs could result in a material adverse effect on our results of operations and could harm our reputation. We believe this lawsuit is frivolous and without merit and will contest it vigorously. Please see Item 3 “Legal Proceedings” for additional information with respect to this matter.

The markets served by our subsidiaries are subject to seasonality and cyclical demand, which could harm our business and make it difficult to project long-term performance.

Demand for our subsidiaries’ products depends in part upon the level of capital and maintenance expenditures of their customers and end users. These expenditures historically have been cyclical in nature and vulnerable to economic downturns. Decreased capital and maintenance spending by our subsidiaries’ customers could have a material adverse effect on the demand for their products and our business, financial condition and results of operations. In particular, an economic slowdown in the domestic China economy may result in reduced orders for PHEs from the steel processing and petrochemical sectors and lower orders for PHE Units from the HVAC sector. In response to inflationary concerns, the PRC government instituted tightened fiscal policies in 2011 that contributed to a general slowdown in many sectors of China’s economy and restricted bank lending practices. Accordingly, many state-owned enterprises in China, including real estate developers, encountered difficulties in 2011 and 2012 in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our subsidiaries’ products. If the PRC government continues its deflationary policies and efforts to stabilize economic growth in China, such disruptions may continue to adversely impact the capital needs of our subsidiaries’ customers, which, in turn, could adversely affect our results of operations, cash flows and financial condition. Additionally, the historically cyclical nature of the demand for our subsidiaries’ products limits our ability to make accurate long-term predictions about our performance, however.

Furthermore, sales of heat exchangers and related systems may fluctuate significantly due to the seasonal nature of central heating services in the PRC because the equipment used in residential buildings must be delivered and installed prior to the beginning of the heating season in late fall, which occurs during the third and fourth calendar quarters in China. To date, our subsidiaries have not been adversely affected by these seasonality trends and, given the current demand visibility, we do not currently foresee weakening in the demand for their products going forward in the next year. However, the seasonality of our subsidiaries’ business may result in significant operational challenges to their production and inventory control functions.

Our subsidiaries’ accounts receivables remain outstanding for a significant period of time, which has a negative impact on our cash flow and liquidity.

Our subsidiaries’ agreements with their customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date. Due to the slowdown of the Chinese economy and tightened monetary policy, and in order to attract and retain customers, the Company’s subsidiaries have been forced to adjust their contract terms to permit for more flexible and longer payment terms.

We record revenue and corresponding accounts receivable when products are delivered to customers, and for PHE Units, when customer acceptance occurs following delivery. Payments received prior to product delivery, or customer acceptance for PHE Units, are recorded as unearned revenue. Our subsidiaries may experience payment delays from time to time, which historically have ranged from 1 to 3 months from the due date. While these payment delays are common in the heating manufacturing industry in China, such delays cause capital to be tied up in receivables, which may result in pressure on our cash flows and liquidity. In 2012, we had accounts receivable turnover of 1.21, with days sales outstanding of 303 and inventory turnover of 0.58. In 2011, we had accounts receivable turnover of 1.38, with days sales outstanding of 264 and inventory turnover of 1.11.  The low accounts receivable turnover and high days outstanding in 2012 is due to an unexpected abandonment of projects, cancelation of orders and delays in the performance of PHE and PHE Unit contracts from certain state-owned customers due to the tightened fiscal policy in China during 2012. The low inventory turnover in 2012 was due to increased raw materials inventory on hand for the readiness of the high production season during the second half of 2012 and increased finished goods inventory resulting from orders that have been delayed or canceled. While historically collections have been reasonably assured, delays in collections and the significant period of time our subsidiaries’ accounts receivable remain outstanding may negatively impact our cash flow and liquidity.

Our subsidiaries acquire most components for the manufacture of their products from a limited number of suppliers, and if they are unable to obtain these components, they would experience manufacturing delays and our financial results could be adversely affected.

Our subsidiaries acquire most of the components for the manufacture of their products from a limited number of suppliers. To manufacture their products, these components must be available when needed, at the right level of quality and at the right price. If they are unable to obtain these components accordingly, they would experience delays in manufacturing their products and our financial results could be adversely affected. Suppliers of some of these components require our subsidiaries to place orders with significant lead-time to assure supply in accordance with their requirements. Certain of these suppliers are currently the sole source of one or more components upon which our subsidiaries are dependent and alternative sources would not be available for those components unless our subsidiaries were to redesign their products. Other components could be obtained from alternate suppliers without redesign, but only at higher prices than our subsidiaries currently pay or for delivery later than required by their production schedule. Our subsidiaries maintain a relatively small inventory of component parts for resale and their parts services business would suffer if the supply of replacement parts was reduced or terminated by their suppliers. If suppliers are not able to provide these critical components on the dates and at the prices scheduled, our subsidiaries may not be able to manufacture their products promptly and cost-effectively to meet customer orders, which could harm their credibility and the market acceptance and sales of their products.

Our subsidiaries are a major purchaser of certain goods and raw materials that they use in the manufacturing process of their products, and price changes for the commodities they depend on may adversely affect our profitability.

Our profitability depends upon the margin between the cost to our subsidiaries of certain goods used in the manufacturing process, such as plates, pumps, water tanks, sensors, controlling systems and other raw materials, as well as their fabrication costs associated with converting such goods and raw materials compared to the selling price of their products, and the overall supply of raw materials. Our subsidiaries have experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless steel used to produce plates for their PHEs and PHE Units. Our subsidiaries monitor the commodities markets for pricing trends and changes, but do not engage in hedging transactions to protect against raw material fluctuations. Instead, our subsidiaries attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance based on production needs and projected sales. Our subsidiaries intend to base the selling prices of their products upon the associated raw materials, which normally account for approximately 80% of their cost of sales. However, they may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of the raw materials through to their customers. Although they are currently able to obtain adequate supplies of raw materials, it is impossible to predict future availability or cost. With the rapid growth of China’s economy, the demand for certain raw materials is great while the supply may be more limited. This may affect our subsidiaries ability to secure the necessary raw materials in a cost-effective manner for production of their products at the volume of purchase orders that they anticipate receiving. The inability to offset price increases of raw materials by sufficient product price increases, and an inability to obtain raw materials, would have a material adverse effect on our consolidated financial condition, results of operations and cash flows.

Our subsidiaries may experience material disruptions to their manufacturing operations in China that could result in material delays, quality control issues, increased costs and loss of business opportunities, which may negatively impact our sales and financial results.

Our subsidiaries rely on our manufacturing facilities in China to operate our business and produce our products. While they seek to operate their facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at their facilities, a material disruption at one of our subsidiaries’ manufacturing facilities could prevent them from meeting customer demand, reduce their sales and negatively impact our financial results. Any of their manufacturing facilities, or any of their machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including: prolonged power failures; equipment failures; disruptions in the transportation infrastructure including roads, bridges, railroad tracks; fires, floods, earthquakes or other catastrophes; and other operational problems. Any such material disruption may prevent our subsidiaries from shipping their products on a timely basis, reduce their sales and market share and negatively impact our financial results.

Our subsidiaries may not be able to obtain regulatory approvals for their products, which could result in a decrease in clients and revenue, unexpected expenses and loss of market share.

Some of our subsidiaries products are subject to PRC and international regulations related to the heating manufacturing industry. Manufacturers of heat meters and heat pumps in China require licenses issued by the PRC government to produce and sell these products in the domestic market. The Safety Bureau overseeing heat meter and heat pump production conducts site visits and inspections of documents on a periodic basis to verify adherence to the standards. PHEs and PHE Units are not subject to material regulation by the PRC government or other national agencies, but many purchasers of these products in industries utilizing high temperatures or pressure in the production process prefer to source from manufactures that have obtained a PRC National Safety Certification for their PHE products. The European Commission has promulgated standards, such as EN 378 Safety and Environmental Requirements, for heat pumps and products sold in the European Union must carry CE marking, indicating conformity with such requirements. As of December 31, 2012, our subsidiaries had no regulatory approvals pending for our products or that we need to obtain to conduct our business. Our subsidiaries received licenses to manufacture and sell heat meters and heat pumps in China in 2005 and 2008, respectively, which are continuing to be maintained through renewals. Our subsidiaries seek to manufacture all products to customer specifications and believe that their products meet all currently applicable national test standards. Any failure to manufacture and deliver products in compliance with all applicable standards and regulations for the markets in which our subsidiaries’ products are distributed may subject them to fines, penalties or business interruptions and could result in a decrease in clients or loss of market share. In addition, new or revised standards and regulations applicable to our subsidiaries’ products could require them to redesign existing and planned products, acquire new manufacturing equipment or incur other significant expenses. If our subsidiaries are not able to obtain regulatory approvals for our products based on the applicable standards and regulations, it could have material and adverse effects on our business, financial condition and prospects.

We cannot be certain that our subsidiaries’ product innovations will continue or that their technology will continue to satisfy the changing needs of their customers, which could result in a decrease in clients and revenue, unexpected expenses and loss of market share.

We believe that our subsidiaries’ past performance has been based on, and that their future success will depend, in part, upon their ability to continue to improve their existing products through product innovation and to develop, market and produce new products. We cannot assure you our subsidiaries will be successful in introducing, marketing and producing any new products or product innovations, or that they will develop and introduce in a timely manner innovations to their existing products which satisfy customer needs or achieve market acceptance. Our subsidiaries’ failure to develop new products and introduce them successfully and in a timely manner could harm our ability to grow our business and could have a material adverse effect on our business, results of operations and financial condition.

As with any technology, including the technology of our subsidiaries’ current and proposed products, there are risks that the technology may not successfully address all of customers’ needs. While our subsidiaries have already established successful relationships with their customers, customers needs may change or vary. This may affect the ability of our subsidiaries’ present or proposed products to address all of their customers’ ultimate technology needs in an economically feasible manner. Our success depends upon their ability to anticipate and respond in a timely manner to changes in the heating manufacturing industry. If they fail to identify and respond to these changes, their sales could decline and they could lose clients and market share, any of which could materially harm our business. Furthermore, if they are unable to continue to meet their clients’ needs with their current product lines, they may be required to redesign existing and planned products, acquire new manufacturing equipment or incur other significant expenses.

Our subsidiaries’ relationship with Sondex has substantially contributed to our business and its growth, and if this relationship were to terminate, our business and operations could be adversely impacted.

Our subsidiaries are an authorized dealer of Sondex PHE plates in China. Sondex is one of the world’s leading PHE and PHE plate manufacturers. Our subsidiaries sell PHEs in China under their brands or on demand under the Sondex brand, while their PHE Units are sold only under their own brands. We believe our subsidiaries’ ability to provide Sondex-branded PHEs has contributed to their reputation for high quality products. Prior to our acquisition of Siping Beifang in 2009, our subsidiaries sourced all of their PHE plates, important raw elements used in both PHEs and PHE Units, from Sondex. However, our acquisition of Siping Beifang, along with our subsidiaries internal research and development efforts, enable our subsidiaries to produce their own plates for their heat exchangers, which has reduced their reliance on Sondex-supplied plates. We cannot assure you that our subsidiaries’ products will be as well received in the marketplace as products sold under the Sondex brand, or that they will be able to produce sufficient quantities to meet demand. If our subsidiaries’ relationship with Sondex were to terminate, our subsidiaries would be required to manufacture plates themselves and procure plates from other third party sources. Currently, our subsidiaries cannot guarantee their ability to manufacture sufficient plates or that they will be able to secure a supply of plates from third party sources on acceptable terms and in a timely fashion. Accordingly, termination of our subsidiaries’ Sondex relationship may present risks to our business, revenues and operations until our subsidiaries secure alternate and comparable sources of supply.

Our subsidiaries may not be able to keep pace with rapid technological changes and competition in their industry, which could adversely impact our business, revenues and operations.

Our subsidiaries believe they have hired or engaged personnel and outside consultants who have the experience and ability necessary to help them keep pace with advances in technology in the heating manufacturing industry. While they continue to seek out and develop “next generation” technology through their research and development efforts, there is no guarantee that they will be able to keep pace with technological developments and market demands in an evolving industry and market. In addition, our subsidiaries’ industry is highly competitive. Although we believe they have developed strategic relationships that will assist them to best penetrate the domestic China market, they face competition from other manufacturers of products similar to their products. Some of our competitors’ advantages over our subsidiaries in the areas of products, marketing and services include: substantially greater revenues and financial resources; stronger brand names and consumer recognition; the capacity to leverage marketing expenditures across a broader portfolio of products; pre-existing relationships with potential customers; more resources to make acquisitions; lower labor and development costs; and broader geographic presence. Furthermore, our subsidiaries may experience delays in bringing new products to market, due to design, manufacturing or distribution problems. Any such delays could adversely affect their ability to compete effectively and may adversely affect their relationship with their customers. If our subsidiaries are unable to keep pace with the rapid technological changes and competition in their industry and market, our business, revenues and operations could be adversely impacted.

Our subsidiaries products may contain defects, which if subject to product liability and warranty claims, could adversely affect our subsidiaries reputation and cause us to incur significant costs.

Due to the high pressures and temperatures at which many of our subsidiaries’ products are used, and the fact that some of their products are relied upon by customers or end users in their facilities or operations, or are manufactured for relatively broad consumer use, our subsidiaries face an inherent risk of exposure to claims in the event that the failure, use or misuse of our products results, or is alleged to result, in bodily injury, property damage or economic loss. We believe our subsidiaries meet or exceed existing professional specification standards recognized or required in the industries in which they operate. Despite testing, however, defects may be found in our subsidiaries’ existing or new products. If they deliver products with defects, their credibility and the market acceptance and sales of their products could be harmed. Any such defects could cause them to undertake a product recall program, which would result in significant return and exchange costs, re-engineering costs, divert the attention of their engineering personnel from product development efforts and cause significant problems with customer relations and business reputation. Our subsidiaries have been subject to product liability and warranty claims in the past, none of which has had a material adverse effect on our financial condition or results of operations, and our subsidiaries may be subject to claims in the future. Although our subsidiaries currently maintain product liability coverage, which our subsidiaries believe is adequate for the continued operation of their business, such insurance may become difficult to obtain or may become unobtainable in the future on terms acceptable to our subsidiaries and may not cover warranty claims. A successful product liability claim or series of claims against our subsidiaries, including one or more consumer claims purporting to constitute class actions, in excess of our subsidiaries insurance coverage or a significant warranty claim or series of claims against our subsidiaries could materially decrease our liquidity and impair our financial condition.

Our subsidiaries could be subject to environmental liabilities in China, which could result in them incurring significant remediation costs, fines and loss of our business license.

As is the case with manufacturers of similar products, our subsidiaries use certain hazardous substances in our operations in China. Currently, their business is subject to the Environmental Protection Law of the PRC as well as other national and local laws in China regarding pollutant discharge, air, water and noise pollution. Although we believe our subsidiaries are in compliance in all material respects with the applicable PRC environmental laws and regulations, if it is determined that they are in violation of these regulations, they could be subject to financial penalties as well as the loss of their business license. Furthermore, if the national or local government in China adopts more stringent environmental regulations, our subsidiaries may incur significant costs in complying with such regulations. If our subsidiaries fail to comply with present or future environmental regulations, they may be required to pay substantial fines and remediation costs, suspend production or cease operations and may be subject to adverse publicity. Our subsidiaries currently do not incur any material costs in connection with their compliance with the applicable PRC environmental laws. However, the risk of environmental liability and charges associated with maintaining compliance with PRC environmental laws is inherent in the nature of their business, and there is no assurance that material environmental liabilities and compliance charges will not arise in the future.

Our subsidiaries insurance coverage in China may be inadequate to protect them from potential losses.

The insurance industry in China is in its early stage of development and the business interruption insurance and the product liability insurance available currently in China offers limited coverage compared to that offered in many other countries, especially in the U.S. Any business disruption or natural disaster could result in substantial costs and a diversion of resources, which would have a material and adverse effect on our business and results of operations. Our subsidiaries in China, particularly their production facilities in Shenyang, involve risks and hazards that could result in damage to, or destruction of, property and machinery, personal injury, business interruption and possible legal liability. Our subsidiaries currently carry property and casualty insurance for their buildings, plant and equipment, but we cannot assure you that the coverage will be adequate to fully replace damage to any of the foregoing. Should any natural catastrophes such as earthquakes, floods or any acts of terrorism occur where our subsidiaries’ primary operations are located and most of their employees are based, or elsewhere, our subsidiaries might suffer not only significant property damage, but also loss of revenues due to interruptions in their business operations. Our subsidiaries are unable to acquire product liability insurance in China because it is not currently available for their product lines, but our German subsidiary does maintain product liability coverage in that we believe is adequate for the continued operation of our business in Europe, but such insurance may become difficult to obtain or may become unobtainable in the future on terms acceptable to us and may not cover warranty claims. A successful product liability claim or series of claims against any of our subsidiaries, including one or more consumer claims purporting to constitute class actions, in excess of our subsidiaries’ insurance coverage or a significant warranty claim or series of claims against us could materially decrease our liquidity and impair our financial condition. The occurrence of a significant event for which our subsidiaries are not fully insured or indemnified, or the failure of a party to meet its underwriting or indemnification obligations, could materially and adversely affect our operations and financial condition. Moreover, no assurance can be given that our subsidiaries will be able to maintain adequate insurance in the future at rates they consider reasonable.

If our subsidiaries lose their key personnel or are unable to attract and retain additional qualified personnel, the quality of their services may decline and our business may be adversely impacted.

Our subsidiaries rely heavily on the expertise, experience and continued services of their management, including our former Chairman, President and Chief Executive Officer, Jun Wang, who is now solely general manager of our subsidiaries in China. Loss of his services could adversely affect our subsidiaries ability to achieve their business objectives. Mr. Wang is a key factor in our subsidiaries success at developing and introducing new products and establishing new customer relationships because of his industry experience and reputation. The continued development of our subsidiaries’ business depends upon his continued employment. Our subsidiary Taiyu has entered into an employment agreement with Mr. Wang, which contains provisions prohibiting competition with our subsidiaries should he leave their employ.

We believe our future success will depend upon our subsidiaries’ ability to retain Mr. Wang and other key employees and their ability to attract and retain other skilled personnel. The rapid growth of the economy in China has caused intense competition for qualified personnel. We cannot guarantee that any employee will remain employed by our subsidiaries for any period of time or that they will be able to attract, train or retain qualified personnel in the future. Such loss of personnel could have a material adverse effect on our business and company. Qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our subsidiaries’ customers’ requirements. There is no assurance our subsidiaries will be able to attract and retain sufficient numbers of highly skilled employees in the future. The loss of personnel or our subsidiaries inability to hire or retain sufficient personnel at competitive rates could impair the growth of their business.

Our subsidiaries’ bank accounts in China are not insured or protected against loss, and the failure of any bank in which our subsidiaries deposit funds could affect their ability to continue in business.

Our subsidiaries maintain their cash in China with various national banks in China. These cash accounts are not insured or otherwise protected against loss. Should any bank holding our cash deposits become insolvent, or if our subsidiaries are otherwise unable to withdraw funds, they would lose the cash on deposit with that particular bank. Depending upon the amount of cash our subsidiaries maintain in a bank that fails, their inability to have access to such cash deposits could impair their operations, and, if they are not able to access funds to pay their suppliers, employees and other creditors, they may be unable to continue in business.

We may need additional capital to execute our business plan and fund operations and may not be able to obtain such capital on acceptable terms or at all.

In connection with the ongoing development and expansion of our business, we may incur significant expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on increasing sales of our subsidiaries’ products in China by targeting high growth end markets and expanding sales of heat pumps in China and Europe. Management anticipates that our existing capital resources and proceeds from amounts borrowed under our Credit Agreement with Northtech will satisfy the liquidity requirements of our business until the middle of 2014. However, if available funds are not sufficient to meet our current operating expenses, our plans include pursuing alternative financing arrangements, including bank loans based on our good credit rating or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

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

If we cannot raise additional funds on favorable terms or at all, we may not be able to carry out all or parts of our strategy to maintain our growth and competitiveness or to fund our subsidiaries’ operations. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Our subsidiaries may not be able to protect their technology and other proprietary rights adequately, which could adversely affect their competitive position and reduce the value of their products and brands, and litigation to protect their intellectual property rights may be costly.

Our subsidiaries attempt to strengthen and differentiate their product lines by developing new and innovative product designs and functionality. As a result, their patents, trademarks and other intellectual property rights are important assets to their business. Our success will depend in part on our subsidiaries ability to obtain and protect their products, methods, processes and other technologies, to preserve their trade secrets and to operate without infringing on the proprietary rights of third parties in China and abroad. Despite our subsidiaries’ efforts to preserve their intellectual property rights, any of the following occurrences may reduce the value of their intellectual property:

•	Issued patents and trademarks may not provide our subsidiaries with any competitive advantages;
•	Our subsidiaries’ efforts to protect their proprietary rights may not be effective in preventing misappropriation of their intellectual property;
•	Our subsidiaries’ efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those they develop; or
•
Another party may obtain a blocking patent and our subsidiaries would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in their products.

Effective protection of our subsidiaries intellectual property rights may be unavailable or limited in China or certain other countries. Policing the unauthorized use of our subsidiaries proprietary technology can be difficult and expensive. Litigation might be necessary to protect their intellectual property rights, which may be costly and may divert management’s attention away from their core business. Furthermore, there is no guarantee that litigation would result in an outcome favorable to our subsidiaries. If our subsidiaries are unable to protect their proprietary rights adequately, it would have a negative impact on our operations.

Our subsidiaries may be subject to claims that we have infringed the proprietary rights of others, which could require them to obtain a license or change their designs.

Although our subsidiaries do not believe any of their products infringe upon the proprietary rights of others, there is no assurance that infringement or invalidity claims, or claims for indemnification resulting from infringement claims, will not be asserted or prosecuted against them or that any such assertions or prosecutions will not have a material adverse effect on their business. Regardless of whether any such claims are valid or can be asserted successfully, defending against such claims could cause our subsidiaries to incur significant costs and could divert resources away from other activities. In addition, assertion of infringement claims could result in injunctions that prevent our subsidiaries from distributing their products. If any claims or actions are asserted against them, our subsidiaries may seek to obtain a license to the intellectual property rights that are in dispute. Such a license may not be available on reasonable terms, or at all, which could force our subsidiaries to change their designs.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately. Any inability to report and file our financial results accurately and timely could harm our business and adversely affect the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting, disclosure controls and procedures and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the SEC. Our management, including our President and Acting Chief Accountant, cannot guarantee our internal controls and disclosure controls will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Our inability or failure to report and file our financial results accurately and timely could harm our business and the trading price of our common stock.

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2012, because of one identified material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented, or detected and corrected on a timely basis. The material weakness identified relates to the lack of sufficient internal accounting personnel with appropriate levels of knowledge, experience and training in generally accepted accounting principles in the U.S., or U.S. GAAP, for the preparation of financial statements in accordance with U.S. GAAP. Furthermore, our management concluded that, as of December 31, 2012 our disclosure controls and procedures were not effective because of this identified material weakness in our internal control over financial reporting. See “Item 9A. Controls and Procedures.” Our Board of Directors and management are evaluating remediation measures that we will undertake to address this material weakness and will continue this evaluation in order to implement a comprehensive remediation plan. Until such time as we hire qualified accounting staff or train our current accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate this material weakness in our internal control over financial reporting.

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

Risks Related to Doing Business in China

Changes in China’s political and economic policies could have a material adverse effect on the overall economic growth of China, which could reduce the demand for our subsidiaries’ products and adversely affect our business.

Substantially all of our manufacturing and productive assets are located in China and a significant percentage of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject to the economic, political and legal developments in China. While China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may have a negative effect on us. For example, our operating results and financial condition may be adversely affected by PRC government control over capital investments or changes in tax regulations. In recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy, the control of the housing and real estate market and the provision of preferential treatment to particular industries or companies. Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and level of capital expenditures in China, which in turn could lead to reduced demand for our subsidiaries’ products and consequently have a material adverse effect on our business. Furthermore, changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, or devaluations of currency could cause a decline in the price of our common stock.

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

The nature and application of many laws of China create an uncertain environment for business operations and they could have a negative effect on our subsidiaries.

The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic and commercial matters, but these recently enacted laws and regulations may not cover all aspects of business activities in China sufficiently. In particular, because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties, which may limit legal protections available to our subsidiaries. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, there may be certain instances when we may not be aware of our subsidiaries violation of these policies and rules until some time after such violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

The PRC government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. Our subsidiaries’ ability to enforce commercial claims or to resolve commercial disputes under these laws and regulations is unpredictable, however, because the implementation, interpretation and enforcement of these laws and regulations is limited and, given their relative newness, involve uncertainties. For example, contracts governed by PRC law tend to contain less detail than those under U.S. law and generally are not as comprehensive in defining the rights and obligations of the contracting parties. Consequently, contracts in China are more vulnerable to disputes and legal challenges than those in the U.S. In addition, contract interpretation and enforcement in China is not as developed as in the U.S., and the result of any contract dispute is subject to significant uncertainties. Our subsidiaries currently are not subject to any contract dispute, but we cannot assure you that our subsidiaries will not be subject to future contract disputes with our suppliers, franchisees and other customers under contracts governed by PRC law, and if such disputes arise, we cannot assure you that our subsidiaries will prevail.

Furthermore, the political, governmental and judicial systems in China sometimes are impacted by corruption. There is no assurance our subsidiaries will be able to obtain recourse in any legal disputes with the suppliers, customers or other parties with whom they conduct business, if desired, through China’s developing and sometimes corrupt judicial systems. Any rights our subsidiaries may have under PRC law to specific performance or to seek an injunction are severely limited, and without a means of recourse by virtue of the PRC legal system, our subsidiaries may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our directors and assets based in China.

As several of our directors are citizens of the PRC, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us or our officers and directors by a shareholder or group of shareholders in the U.S. Also, because many of our operating subsidiaries and assets are located in China, it may be extremely difficult or impossible for individuals to access those assets to enforce judgments rendered against us or our directors or executive offices by U.S. courts. In addition, the courts in China may not permit the enforcement of judgments arising out of U.S. federal and state corporate, securities or similar laws. Accordingly, U.S. investors may not be able to enforce judgments against us for violation of U.S. securities laws.

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

We have requested our PRC resident beneficial owners, including our former Chairman and Chief Executive Officer, to make the necessary applications, filings and amendments as required under SAFE regulations in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. We cannot provide any assurances that all of our present or prospective direct or indirect PRC resident beneficial owners have or will comply fully with all applicable registrations or required approvals. The failure or inability of our PRC resident beneficial owners to comply with the applicable SAFE registration requirements may subject these beneficial owners or us to fines, legal sanctions and restrictions described above.

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

On June 29, 2007, the PRC government promulgated the Labor Contract Law of the PRC, effective on January 1, 2008, to govern the establishment of employment relationships between employers and employees, and the conclusion, performance, termination of and the amendment to employment contracts. The Labor Contract Law imposes greater liabilities on employers and significantly affects the cost of an employer’s decision to reduce its workforce. Further, it requires that certain terminations be based upon seniority and not merit. In the event our subsidiaries decide to significantly change or decrease their workforce in China, the Labor Contract Law could adversely affect their ability to effect such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

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

We may be deemed to be a “resident enterprise” by PRC tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as “resident enterprises” for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

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

Tax laws and regulations in China are subject to revision, some of which may adversely affect our profitability, and the termination of certain preferential tax treatment for which our subsidiaries are eligible in China may adversely affect our net income.

The PRC corporate tax regime continues to undergo revision. Tax benefits that our subsidiaries presently enjoy may not be available to us in the wake of these changes, and our subsidiaries could incur tax obligations to the PRC government that are significantly higher than currently anticipated. These increased tax obligations could negatively affect our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

Furthermore, certain tax exemptions that certain of our subsidiaries presently enjoy in China are scheduled to expire after 2013. Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Taiyu has been classified as a high-tech enterprise eligible for certain tax benefits, including a preferential enterprise income tax rate of 15% through 2013. SanDeKe was entitled to a 50% discount on its income tax rate from 2010 through 2012, resulting in an income tax rate of 13% and 12% for 2012 and 2011, respectively. SanDeKe’s income tax rate will increase to 25% in 2013. We plan to apply for renewal of these preferential tax benefits for Taiyu after 2013. If these tax benefits enjoyed by Taiyu expire without renewal, however, our income tax expenses will increase, which will reduce our net income.

Our compliance with the Foreign Corrupt Practices Act may put our subsidiaries at a competitive disadvantage, while our failure to comply with the Foreign Corrupt Practices Act may result in substantial penalties.

We are required to comply with the United States Foreign Corrupt Practices Act, or the FCPA, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Although we inform our subsidiaries’ personnel that such practices are illegal, we cannot assure you that our subsidiaries’ employees or other agents will not engage in such conduct for which we might be held responsible. If our subsidiaries’ employees or other agents are found to have engaged in such practices, we could suffer severe penalties. Non-U.S. companies, including some of our subsidiaries’ competitors, are not subject to the provisions of the FCPA. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time to time in mainland China. If our subsidiaries’ competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our subsidiaries’ competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put our subsidiaries at a disadvantage.

Risks Related to Our Securities

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to issuers whose common stock does not trade on a national securities exchange and trades at less than $5.00 per share, or that have a tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC that contains the following information:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” prices;

•	a toll-free telephone number for inquiries on disciplinary actions;

•	definitions of any significant terms in the disclosure document or in the conduct of trading in penny stocks; and

•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer with the following information:

•	bid and offer quotations for the penny stock;

•	compensation of the broker-dealer and our salesperson in the transaction;
•	number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

The penny stock rules further require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks and a signed and dated copy of a written suitability statement.

Due to the requirements of the penny stock rules, many broker-dealers have decided not to trade penny stocks. As a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Moreover, if our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

Our Articles of Incorporation authorize the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share. As of June 7, 2013, there were 69,266,601 authorized and unissued shares of our common stock available for future issuance, based on 5,733,399 shares of our common stock outstanding and our reservation of 6,000 shares of our common stock issuable upon exercise of outstanding options. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination, to raise capital or to repay outstanding debt obligation, including amounts we may borrow under the Credit Agreement with Northtech. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing stockholders and may adversely affect prevailing market prices for our common stock.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

Our headquarters and principal manufacturing facilities are located in the Shenyang Economic and Technological Development Zone, Shenyang City, Liaoning Province, PRC. We acquired land use rights in Shenyang by the municipal administration of state-owned land through 2055, on which we own two buildings, including our office headquarters and principal manufacturing facilities. Siping Beifang owns its manufacturing facilities and land use rights for three parcels of land in Siping through 2052, 2056 and 2060, respectively. SmartHeat Energy acquired land use rights in Shenyang that are valid through 2060. We temporarily halted construction on a factory project for SmartHeat Energy because we believe that economic and market conditions in China at this time make it unlikely for the factory to operate profitably if completed in 2013 as originally scheduled. SanDeKe, Ruicheng and SmartHeat Pump lease space for their business offices and manufacturing facilities. SmartHeat Germany owns manufacturing facilities and land in Güstrow, Germany. We have leased offices for our sales representatives in multiple PRC cities under short-term, renewable leases.

In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

Item 3. Legal Proceedings

We may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial conditions or operating results. Aside from the proceeding described below, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former offers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang, Smartheat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both for violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint on the grounds that the plaintiffs did not, in fact, allege that a member of our senior management team had sold their shares. In the event the motion to dismiss is not successful, we intend to vigorously defend this action, as we believe the allegations against us are without merit.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the over the counter market since November 9, 2012. Previously, and prior to NASDAQ halting trading in our common stock, our common stock was listed on the NASDAQ Global Select Market under the symbol “HEAT” and had been trading on NASDAQ since January 29, 2009. The following table sets forth the range of the high and low sales prices of our common stock for each quarter in the years ended December 31, 2012 and 2011.

	2012		2011
	High	Low	High	Low
First Quarter (through March 31)	$5.50	$3.20	$5.49	$2.75
Second Quarter (through June 30)	7.68	4.00	3.66	1.08
Third Quarter (through September 30)	4.00	4.00	1.99	.65
Fourth Quarter (through December 31)	1.30	.25	.75	.29

Holders of Record

On June 7, 2013, there were approximately 46 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Declaration

The comments made throughout this Annual Report should be read in conjunction with our Financial Statements and the Notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of our forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors that affect our business, which are described in this section and elsewhere in this report.

Overview

Through our subsidiaries we design, manufacture and sell clean technology plate heat exchangers (“PHE”) and related systems marketed principally in the People’s Republic of China (“PRC”). Our subsidiaries’ products are used in the industrial, residential and commercial markets to improve energy utilization and efficiencies, and to reduce pollution by reducing the need for coal-fired boilers. Our subsidiaries design, manufacture, sell and service PHEs, PHE Units, which combine PHEs with various pumps, temperature sensors, valves and automated control systems in systems custom designed by our in-house engineers, heat meters and heat pumps for use in commercial and residential buildings. Our subsidiaries also design, manufacture and sell spiral heat exchangers and tube heat exchangers. Our subsidiaries’ products and systems are an increasingly important element in providing a clean technology, mission-critical solution to energy consumption and air pollution problems in China and are commonly used in a wide variety of industrial processes where heat transfer is required. Common applications include energy conversion for heating, ventilation and air conditioning, or HVAC, and industrial use in petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. Our subsidiaries sell their products under the SmartHeat and Taiyu brand names and also sell PHEs under the Sondex brand name as an authorized dealer of Sondex PHEs in China.

We are a U.S. holding company with no material assets other than the ownership interests of our subsidiaries through which we design, manufacture and sell our clean technology PHEs and related systems. We were incorporated in the State of Nevada on August 4, 2006, under the name Pacific Goldrim Resources, Inc., as an exploration stage corporation with minimal operations to engage in the exploration for silver, lead and zinc. On April 14, 2008, we changed our name to SmartHeat Inc. and entered into a Share Exchange Agreement to acquire Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd., subsequently renamed SmartHeat Taiyu (Shenyang) Energy Technology Co., Ltd., or Taiyu, a privately held Sino-foreign joint venture (“JV”) company formed under the laws of the PRC on July 24, 2002, and engaged in the design, manufacture, sale and servicing of plate heat exchange products in China. The Share Exchange Agreement was entered into by SmartHeat, Taiyu and the shareholders of Taiyu. We received PRC government approval on May 28, 2008, of our subscription for 71.6% of the registered capital of Taiyu, and approval on June 3, 2009, of the transfer of the remaining 28.4% ownership of Taiyu from the original JV shareholders who had received shares of our common stock in the Share Exchange. As a result of the Share Exchange Agreement and subsequent transactions contemplated thereby, and receipt of the above PRC government approvals, Taiyu became our wholly foreign-owned enterprise, or WFOE.

As an expansion of our business following our acquisition of Taiyu, we acquired and established subsidiaries in China and Germany. On September 25, 2008, we acquired SanDeKe Co., Ltd., or SanDeKe, a Shanghai-based manufacturer of PHEs. On June 16, 2009, we completed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd., or Siping Beifang, to set up a new manufacturing facility under our newly incorporated subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd., or SmartHeat Siping. On August 14, 2009, we formed Beijing SmartHeat Jinhui Energy Technology Co., Ltd., or Jinhui, a JV in Beijing of which we own 52%, to provide consulting services and expand our sales of PHEs into new industries and regions of China. On April 7, 2010, we formed SmartHeat (China) Investment Co., Ltd., or SmartHeat Investment, as an investment holding company in Shenyang for our investment in and establishment of new companies and businesses in China. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy (Shenyang) Energy Equipment Co., Ltd., or SmartHeat Energy, as its wholly owned subsidiary for the research, development, manufacturing and sales of energy products. On May 6, 2010, we formed SmartHeat (Shanghai) Trading Co., Ltd., or SmartHeat Trading, through a nominee, Cleantech Holdings Inc., a British Virgin Islands company, or Cleantech Holdings, to market and expand sales of our branded products in China. Prior to November 9, 2011, we had no direct ownership interest in SmartHeat Trading; instead, we controlled and were entitled to 100% of the profit or loss of SmartHeat Trading under contractual arrangements. Effective as of November 9, 2011, we terminated the nominee-owner relationship and acquired direct control over SmartHeat Trading. On December 2, 2010, we formed Hohhot Ruicheng Technology Co., Ltd., or Ruicheng, a joint venture in Hohhot City, China, for the design and manufacture of heat meters, of which we acquired 51% of the equity on January 7, 2011. On March 1, 2011, we entered into a purchase agreement to acquire 95% of the equity in Shenyang Bingchuan Refrigerating Machine Limited Company, a Shenyang-based state-owned heat pump manufacturer and designer subsequently renamed SmartHeat (Shenyang) Heat Pump Technology Co., Ltd., or SmartHeat Pump. In late 2011, we increase our ownership percentage of SmartHeat Pump to 98.8%. On March 3, 2011, we completed the acquisition of Gustrower Warmepumpen GmbH, subsequently renamed SmartHeat Deutschland GmbH, or SmartHeat Germany, a designer and manufacturer of high efficiency heat pumps in Germany, to extend our clean technology heating solutions into the rapidly growing heat pump markets in Europe and China. We subsequently transferred ownership of SmartHeat Germany to SmartHeat Pump. In April 2012, we invested RMB 4,600,000 ($0.72 million) to establish a new JV named Urumchi XinRui Technology Limited Liability Company (“XinRui”). We own 46% of XinRui. Xinrui primarily conducts research and development, but also produces and sells heat meters and automatic controls or heat supply networks.

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

In response to inflationary concerns, the PRC government tightened fiscal policies beginning in 2011 that contributed to a slowdown in many sectors of China’s economy and restricted bank lending practices. China’s economy grew at its slowest pace in three years during the year ended December 31, 2012, according to the National Bureau of Statistics of China. Historically, approximately 40% of our customers, representing the majority of our total sales, consist of state-owned enterprises in China. Many of these customers, the majority of which are real estate developers, encountered difficulties in 2011 in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our products. These conditions continued into 2012. Accordingly, the continued deflationary policy of the PRC government affected the number of new sales of our PHEs and PHE Units as certain state-owned enterprises deferred bidding for new projects because of their working capital difficulties or abandoned existing projects. The decline in new projects among state-owned enterprises and increased peer competition contributed to a decline in sales of our PHEs and PHE Units in 2011 and 2012. We also canceled contracts in 2011 with certain of these state-owned customers that were unable to make payments or that had requested adjustments to their payment terms in response to their financial difficulties. Although these events caused a decrease in our sales in 2011 and into 2012, a portion of the canceled PHE and PHE Unit orders were reinstated in 2012, and we expect that additional orders and contracts that were canceled or partially delayed will be performed in early 2013, reducing the impact of the drop in our sales over the long term. Furthermore, the PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, which we believe will continue to drive demand for our clean technology heat transfer products.

Our revenues also may fluctuate significantly due to material costs, which normally account for approximately 80% of our cost of sales. We experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless steel used to produce plates, our PHEs and PHE Units. We monitor the commodities markets for pricing trends and changes, but do not engage in hedging to protect against raw material fluctuations. Instead, we attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance based on production needs and projected sales. We typically experience stronger sales during the second half of the year, which is the start of fall and winter in China, during which we historically generate the majority of our revenue. Accordingly, we increased our inventory and advances to suppliers during the first three quarters of 2011 and 2012 in anticipation of our historical high season for production. Management believes our current levels of increased inventory resulting from the unexpected abandonment of projects and cancelation of orders by certain customers in 2011 and 2012 will be consumed throughout 2013 as we fulfill new orders and delayed and reinstated contracts. Although we currently are able to obtain adequate supplies of raw materials, it is impossible to predict future availability or cost. Unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our cash flows and ability to meet the demands of our customers, which could result in the loss of future sales.

Our profitability depends upon the margin between the cost to us of goods used in the manufacturing process, such as plates, pumps, water tanks, sensors, control systems and other raw materials, as well as our fabrication costs associated with converting such goods and raw materials compared to the selling price of our products, and the overall supply of raw materials. We intend to base the selling prices of our products upon the associated raw materials costs to us, which typically make up approximately 80% of total cost. We may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of raw materials through to our customers, however, and there may be a time lag as we bid on new projects and renegotiate pricing with our existing customers. Furthermore, to ease inflationary pressure on our costs, we implemented new controls over our purchasing process and raw material pricing by adopting a new budgetary control system to monitor our fixed costs and continued improvements to our manufacturing process to decrease labor cost and improve manufacturing efficiency.

The economic conditions our subsidiaries faced in 2011 and 2012, made it impossible for our subsidiaries to pay dividends to our U.S. parent company, which is dependent upon such dividends to meet its financial obligations.  Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as further detailed in Note 17 to our financial statements. As a result, we sought alternative sources of capital for our U.S. parent company. On July 27, 2012, we entered into a secured, revolving credit facility with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha.  Jane Ai, our Corporate Secretary, is also a part owner of Northtech.  As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed maturing on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly-, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we elected to repay $1,300,000 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances of $28.20 million and $10.58 million at December 31, 2012 and 2011, respectively.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which include tangible assets, such as property, plant and equipment, goodwill and other intangible assets, whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows expected to be generated by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on fair value (“FV”), generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. The following are indicators management considers in determining whether it is necessary to test assets for impairment in accordance with ASC 360-10-35-21:

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

We evaluate goodwill and intangible assets with indefinite lives for impairment annually using a two-step approach. Based on this valuation approach, we concluded the goodwill balance of $2.08 million for SmartHeat Germany was impaired as of December 31, 2012, and $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany were impaired as of December 31, 2011. Based on our review, we believe that, as of December 31, 2012, there were no significant impairments of our other long-lived assets.

Revenue Recognition

Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605). Sales revenue is recognized when PHEs, heat meters and heat pumps are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue under “Advance from customers.”

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

We charge for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. We recognize such revenue when service is provided. The revenue earned from these services was not material during 2011 and 2012.

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

Recent Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not the indefinite-lived intangible asset is impaired.  If an entity concludes is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement did not have a material impact on our financial statements.

Results of Operations

Years ended December 31, 2012, Compared to the Years ended December 31, 2011

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2012		2011
	$	% of Sales	$	% of Sales
Sales	$47,850,292		$65,221,104
Cost of sales	32,481,271	68%	44,559,093	68%
Gross profit	15,369,021	32%	20,662,011	32%
Operating expenses	45,358,344	95%	43,638,150	67%
Loss from operations	(29,989,323)	(63)%	(22,976,139)	(35)%
Non-operating income (expenses), net	1,236,968	3%	(1,265,921)	(2)%
Income tax expense	493,624	1%	186,373	-%
Noncontrolling interest	(28,897)	(0)%	(468,247)	(1)%
Net Loss to SmartHeat Inc.	$(29,217,082)	(61)%	$(23,960,186)	(37)%

Sales. Net sales in the year ended December 31, 2012, were $47.85 million, consisting of $22.29 million for PHEs, $18.55 million for PHE Units, $3.28 million for heat meters and $3.73 million for heat pumps, while net sales in the year ended December 31, 2011, were $65.22 million, consisting of $32.59 million for PHEs, $23.42 million for PHE Units, $6.54 million for heat meters and $2.67 million for heat pumps, an overall decrease of $17.37 million or 27%. The 27% decrease in total revenue was due primarily to the decrease in sales volume in the year ended December 31, 2012, compared to 2011. Sales volume of PHEs, PHE Units, heat meters and heat pumps decreased 24.3%, 11.8%, 45.3% and 34.4%, respectively, in 2012 compared to 2011. The decrease in sales volume in 2012 compared to 2011 resulted from the continued effects of a tightened fiscal policy in China, which has contributed to a slowdown in many sectors of China’s economy, restricted bank lending practices and negatively impacted certain projects of our customers. The PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, however, which we believe will continue to drive demand for our clean technology heat transfer products. A smaller than expected portion of the PHE and PHE Unit orders canceled or delayed in 2011 were reinstated in 2012, although we  anticipate that additional orders and contracts that were canceled or partially delayed will be performed in 2013, reducing the impact of our decreased sales over the long term.

We have a review process for approving each sales contract, especially with respect to sales price. Sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending primarily on each customer’s specific requirements and our negotiation of the contract amount and term. We believe our marketing policy remains successful and have maintained a review process comparable to previous years, but adjusted our pricing policy in 2011 to obtain more contracts. The approximately 10% decrease in average selling price for PHE Units during 2012, combined with fewer units sold, resulted in reduced revenue from 2011.

Cost of Sales. Cost of sales (“COS”) was $32.48 million in the year ended December 31, 2012, compared to $44.56 million in 2011, a decrease of $12.08 million or 27%. The decrease in our COS is attributable to the decrease in sales. COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 65% of total cost, while factory overhead cost was 31% and labor was 4% during 2012.  In response to current activity levels and to improve overall profitability, we implemented new systems and controls over our purchasing process and raw materials pricing. Our materials cost as a percentage of total costs decreased to 65% from the typical 82%.  However, with the decrease in production volume in 2012, the proportion of factory overhead and manufacturing expense as a percentage of total cost increased significantly, which resulted in COS as a percentage of sales being 68% in both 2012 and 2011.

We performed an inventory impairment assessment as of December 31, 2012, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel, plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. A portion of the canceled orders from 2011 for PHEs and PHE Units were reinstated, and we believe that additional orders and contracts that were canceled or partially delayed to be performed in late 2012 and beginning of 2013 will result in our gradual consumption our increased levels of finished goods in inventory otherwise requiring impairment as we fulfill these delayed and reinstated contracts along with new orders. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we recorded provision of inventory impairment of $1.59 million and $3.73 million for 2012 and 2011 respectively.

Gross Profit. Gross profit was $15.37 million in 2012, compared to $20.66 million in 2011. Profit margins remained consistent at 32% for both 2012 and 2011. The consistent gross profit margin was primarily due to our decreased sales and production volume, which  absorb our overhead costs, offset by our lower material cost as a percentage of total cost in 2012.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $45.36 million in 2012, compared to $43.64 million in year 2011, an increase of $1.72 million or 4%. Operating expenses as a percentage of sales were 95% in 2012, compared to 67% in 2011. The increase in operating expenses mainly resulted from: bad debt allowance for accounts and other receivables and advances to suppliers of $21.00 million for 2012, compared with $7.64 million for 2011; and goodwill impairment of $2.08 million for 2012, compared with $8.96 million for 2011.

We recorded a bad debt allowance of $21.00 million for accounts and other receivables and advances to suppliers for 2012, compared with $7.64 million for the 2011. The increased bad debt allowance was primarily attributable to payment delays caused by the working capital difficulties of many of our state-owned customers. Due to the deflationary fiscal policy of the PRC government in 2011 that continued into 2012, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, both of which typically are used to finance the purchase of our products, which resulted in unexpected delays in the payment of our accounts receivable in a timely manner. Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due. We believe the stringent fiscal policy impacting our customers in China will be temporary and the expansion and training of our marketing team and other employees will increase sales and improve the efficiency of our operations.

We performed annual goodwill impairment assessment for SmartHeat Germany and SmartHeat Pump as of December 31, 2012 and 2011. We completed the step one analysis using discounted cash flow. The discounted cash flow method uses revenue and expense projections and risk-adjusted discount rates. The process of determining FV is subjective and requires management to exercise a significant amount of judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted our ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment in the SmartHeat Germany and SmartHeat Pump reporting units, corroborated by the deteriorating macro environment, which resulted in a decline in expected future demand. We therefore performed the second step of the goodwill impairment assessment to quantify the amount of impairment. This process involved calculating the implied FV of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. Our analysis incorporated the significant end market deterioration and economic uncertainties impacting expected future demand, including the continued tightened fiscal policy in China and difficulties in obtaining bank leasing loans that have contributed to a general slowdown in many sectors of China’s economy and caused the abandonment of certain projects by our customers, which in turn resulted in an unexpected cancelation of orders and delays in the performance of PHE and PHE Unit contracts. We concluded that the goodwill balance of $2.08 million for SmartHeat Germany was impaired as of December 31, 2012; and $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany were impaired as of December 31, 2011. The goodwill impairment charge is non-cash in nature and not deductible for income tax purposes. Although we wrote off goodwill in 2012 and 2011 based on the current economic environments in China and Europe and our near-term assessment of the cash flows of these acquisitions, we anticipate growth in the heat pump markets in the future and are continuing their operations, viewing these acquisitions as providing value and increased sales over the long term.

Non-operating income (expenses), net. Our net non-operating income for 2012 was $1.24 million compared to net non-operating expense of $1.27 million for 2011, an increase of $2.50 million or 198%. The increase was due mainly to 1) the increase of net other income by $2.67 million, with net other income for 2012 mainly consisting of $0.64 million after-sales service revenue and technology service revenue, $0.26 government enterprise tax refund for welfare, $0.58 million from the sale of raw materials, and $0.81 million gain from stock issuance to repay debt; 2) increased investment income of $142,400; and 3) foreign exchange transaction gain of $5,400 in 2012 compared with foreign exchange transaction loss of $407,800 in 2011. These increases were partially offset by decreased interest income by $79,000 and increased interest expense by $623,700 for 2012 resulting from an increase in loans from $10.63 million at December 31, 2011 to $26.15 million at December 31, 2012.

Income tax expense (benefit). We had income tax expense of $0.49 million for 2012, compared to $0.19 million for the year 2011. The effective income tax rate to taxable loss for 2012 was 1.68% compared to 0.77% for the year 2011, with the difference mainly due to increased valuation allowance for deferred tax asset for bad debt allowance and inventory allowance resulting from our continued losses in 2012.

Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. Taiyu has been classified as a high-tech enterprise since 2009 and is eligible for an income tax rate of 15% through 2013. The local PRC government reviews the high-tech status of such enterprises annually. The income tax rate for SanDeKe is 13% and 12% for 2012 and 2011, respectively, because of its foreign-invested enterprise status.

SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Pump, Ruicheng and SmartHeat Trading are subject to the regular 25% PRC income tax rate. SmartHeat Germany is subject to a 15% corporate income tax in Germany.

Net Loss. Our net loss for 2012 was $29.22 million compared to net loss of $23.96 million for the year 2011, an increase of $5.26 million or 22%. Net loss as a percentage of sales was 61% in 2012, and net loss as a percentage of sales was 37% in 2011. This increase in net loss was attributable to decreased net sales, and increased operating expenses as a percentage of sales, including increased provision for bad debts and inventory reserves.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and equivalents of $18.34 million. Working capital was $79.43 million at December 31, 2012. The ratio of current assets to current liabilities was 2.70:1 at December 31, 2012.

Presently, the Company’s U.S. parent company is experiencing difficulty up streaming cash. As a consequence, the Company obtained a revolving line of credit providing for borrowings of up to $2.5 million, to address the cash needs of the Company’s U.S. parent. As of December 31, 2012, the Company issued 1,300,000 Restricted Shares of Common Stock in cancellation of $1,301,300 of indebtedness under the Credit Facility.  The remaining balance under the Credit Agreement as of December 31, 2012 was $83,537. We recorded $768,300 gain on settlement of the debt for the difference between the stock price at settlement date and $0.41 per share.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2012 and 2011:

	2012	2011
Cash provided by (used in):
Operating activities	$(4,158,951)	$(32,264,320)
Investing activities	$(2,030,407)	$(17,491,608)
Financing activities	$12,152,936	$4,013,342

Net cash flow used in operating activities was $4.16 million in the year ended December 31, 2012, compared to net cash flow used in operating activities of $32.26 million in the year ended December 31, 2011. The decrease in net cash outflow in operating activities was due mainly to a cash inflow of $12.15 million in advance to suppliers in the year ended December 31, 2012, whereas we had cash outflow of $9.21 million in advance to suppliers in the comparable year 2011. In addition, we had less cash outflow of $2.61 million for accounts receivable in year 2012 comparing with $4.05 million cash outflow in 2011, and less cash outflow of $6.07 million for inventory in year 2012, compared with a $26.97 million cash outflow in inventory in year 2011.

Net cash flow used in investing activities was $2.03 million in the year ended December 31, 2012, compared to net cash used in investing activities of $17.49 million in the year 2011. In 2012, we had $1.86 million cash inflow from changes in restricted cash, offset with $0.72 million investment into a new subsidiary, $0.83 million for purchase of fixed assets, $1.39 million for construction in progress and advance for construction and $0.8 million from increase in notes receivable; while in the comparable year 2011, we had $0.31 million cash outflow from changes in restricted cash, acquisition of SmartHeat Pump and SmartHeat Germany for $13.52 million, purchase of property and equipment of $2.61 million, $1.00 million for construction in progress and advance for construction, and $0.38 million from increase in notes receivable, despite we had $0.43 million cash acquired from acquisition of subsidiaries.

Net cash flow provided by financing activities was $12.15 million in the year ended December 31, 2012, compared to net cash provided by financing activities of $4.01 million in year 2011. The cash inflow in 2012 consisted primarily of proceeds from a short-term loan of $23.7 million, partially offset by repayment on short-term loans of $9.03 million and repayment of notes payable of $2.54 million. In the year ended December 31, 2011, we had $8.83 million in proceeds from short-term loans and $2.01 million from a long-term bank loan, but offset with $8.52 million repayment of bank short term loans; in addition, we had $0.76 million from cash contribution from non-controlling interest, and $0.93 million cash inflow from increase in notes payable.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date, or up to 2 heating seasons. Our receipts from sales of our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation, testing times and warranty periods. For example, PHEs are less complex than PHE Units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We experience payment delays from time to time, which historically have been from 1 to 3 months from the due date, but given the temporary financial difficulties in 2011 and 2012 of some of our state-owned customers resulting from tightened fiscal policies in China, we have experienced longer payment delays from these customers. Our accounts receivable and inventory turnover are relatively low and days sales outstanding ratio relatively high. Consequently, collection on our sales is slow and capital is tied up in inventories, which may result in pressure on cash flows. The low accounts receivable turnover and high days outstanding in the year ended December 31, 2012 was due primarily to the temporary financial difficulties of some of our state-owned customers that resulted in delays in payment. The low inventory turnover rate in the year ended December 31, 2012, was due to decreased sales volume from our state-owned customers in China having temporary financial difficulties, which resulted in an unexpected cancelation of orders and delays in the performance of PHE and PHE Unit contracts.

As of December 31, 2012, we had gross accounts receivable of $64,701,359, of which $15,302,538 was with aging within 30 days, $7,739,413 was with aging between 31 and 90 days, $5,149,280 was with aging between 91and 180 days, $8,213,019 was with aging between 181 and 360 days, and $28,297,110 was with aging over 360 days. At December 31, 2012, net accounts receivable was $32,250,817, or gross accounts receivable of $64,701,359 less bad debt allowance of $28,203,903, unearned interest of $12,532 and total retention receivables of $4,234,107.

Our accounts receivable typically remain outstanding for a significant period of time based on the standard payment terms with our customers described above. The increase in amount of accounts receivable outstanding for more than 180 days in 2012 was due mainly to payment delays from certain state-owned customers that experienced working capital difficulties in 2011 because of the current deflationary fiscal policy of the PRC government. Bad debt allowance was reserved in accordance with the Company’s accounting policy, though the Company continues to work to collect all funds due.

We recognize the final 5-10% of the purchase price as retention receivable, which is due no later than the termination of our warranty period. The deferral of the final payment is a common practice in the heating manufacturing business in China. Sometimes our customers are required to deposit 5-10% of the sales price on high value products, like an assembled heat exchanger unit or the main part of a PHE, into designated bank accounts as restricted cash for securing the payment after such period expires. Based on our historical experience, there have been no defaults on such deferrals. Therefore, we believe the potential risks and uncertainty associated with defaults on such receivables are not material. As of December 31, 2012, the Company collected 62% of the accounts receivable that were outstanding as of December 31, 2011.

Dividend Distribution

We are a U.S. holding company that conducts substantially all of our business through our wholly owned and other consolidated operating entities in China and Germany. We rely in part on dividends paid by our subsidiaries in China for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. In particular, PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our PRC subsidiaries also are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to a statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of registered capital. These reserves are not distributable as cash dividends. In addition, our PRC subsidiaries, at their discretion, may allocate a portion of their after-tax profit to their staff welfare and bonus fund, which may not be distributed to equity owners except in the event of liquidation. Moreover, if any of our subsidiaries incur debt on its own behalf in the future, the instruments governing the debt may restrict such subsidiary’s ability to pay dividends or make other distributions to us. Any limitation on the ability of one of our subsidiaries to distribute dividends and other distributions to us could materially and adversely limit our ability to make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

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

Contractual Obligations

The Company was obligated for the following short-term loans as of December 31, 2012 and 2011:

	2012	2011
From a commercial bank in the PRC for RMB 25,000,000 entered into on October 18, 2010. The loan bore interest at 7.22% with maturity on October 17, 2011, and was renewed until September 13, 2012. The loan was pledged by bank deposit.	$-	$3,967,687
From a commercial bank in the PRC for RMB 10,000,000 entered into on June 27, 2011. The loan bore interest at 7.57% with maturity on June 27, 2012. The loan was pledged by bank deposit. The loan was repaid in second quarter of 2012.	-	1,587,075
From a commercial bank in the PRC for RMB 3,000,000 entered into on June 30, 2011. The loan bore interest at 6.63% with maturity on June 29, 2012. The loan was guaranteed by a third party. The loan was repaid in second quarter of 2012.	-	476,122
From a commercial bank in the PRC for RMB 5,000,000 entered into on July 6, 2011. The loan bore interest at 6.63% with maturity on July 5, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	-	793,537
From a commercial bank in the PRC for RMB 3,000,000 entered into on July 15, 2011. The loan bore interest at 6.89% with maturity on July 14, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	-	476,122
From a commercial bank in the PRC for RMB 1,600,000 entered into on August 1, 2011. The loan bore interest at 6.89% with maturity on July 31, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	-	253,932
From a commercial bank in the PRC for RMB 3,300,000 entered into August 16, 2011. The loan bore interest at 6.89% with maturity on August 15, 2012. The loan was guaranteed by a third party. The loan was repaid in August 2012.	-	523,737
From a commercial bank in the PRC for RMB 1,100,000 entered into on August 23, 2011. The loan bore interest at 6.89% with maturity on August 22, 2012. The loan was guaranteed by a third party.	-	174,578
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 21, 2011. The loan bore interest at 7.22% with maturity on September 20, 2012. The loan was pledged by bank deposit.	-	793,537
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 8, 2011. The loan bore interest at 7.872% with maturity on November 2, 2012. The loan was repaid at maturity.	-	1,587,075
From a commercial bank in the PRC for RMB 50,000,000 entered into on February 17, 2012.The loan bore interest at 7.872% with maturity on January 16, 2013. The loan was repaid at maturity.	7,954,817	-
From a commercial bank in the PRC for RMB 10,000,000 entered into on July 12, 2012. The loan currently bears interest at 7.87% with maturity on July 11, 2013.	1,590,963	-
From a commercial bank in the PRC for RMB 10,000,000 entered into on August 23, 2012. The loan currently bears interest at 6.30% with maturity on August 22, 2013. The loan was guaranteed by a third party.	1,590,963	-
From a commercial bank in the PRC for RMB 9,000,000 entered into on September 7, 2012. The loan currently bears interest at 6.3% with maturity on September 6, 2013. The loan was guaranteed by a third party.	1,431,867	-
From a commercial bank in the PRC for RMB 8,000,000 entered into on September 13, 2012. The loan currently bears interest at 6.3% with maturity on September 12, 2013. The loan was guaranteed by a third party.	1,272,771	-
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 21, 2012. The loan currently bears interest at 6.6% with maturity on August 20, 2013. No guarantee was required for this loan.	4,772,890	-
From a commercial bank in the PRC for RMB 9,600,000 entered into on September 13, 2012. The loan currently bears interest at 6.6% with maturity on March 3, 2013. This loan was guaranteed by accounts receivable. The loan was repaid at maturity.	1,527,325	-
From a commercial bank in the PRC for RMB 14,800,000 entered into on October 24, 2012. The loan currently bears interest at 6.6% with maturity on May 21, 2013. This loan was repaid at maturity	2,354,626
From a commercial bank in the PRC for RMB 10,000,000 entered into on, November 30, 2012. The loan currently bears interest at 7.57% with maturity on November 29, 2013.	1,590,963
From a commercial bank in the PRC for RMB 13,000,000 entered into on December 12, 2011. The loan currently bears interest at 6.65% with maturity on October 26, 2013. This loan was pledged with Taiyu’s building and land.	2,068,252
	$26,155,437	$10,633,402

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee amount of RMB 46 million ($7.32 million). The guarantee is for loans entered, or that will be entered into, from February 20, 2012 to August 16, 2013 with the guarantee length equal to the loan term. The Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB 20 million ($3.18 million) to Lianoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee is for loans entered into from January 12, 2012 to January 11, 2013, with the guarantee length equal to the loan term. The Company does not require Guorui to pay any guarantee fees.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.

Contingencies

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former offers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang, Smartheat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both for violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint on the grounds that the plaintiffs did not, in fact, allege that a member of our senior management team had sold their shares. In the event the motion to dismiss is not successful, we intend to vigorously defend this action, as we believe the allegations against us are without merit.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and acting principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012, because of a material weakness related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Our Board of Directors and management are evaluating remediation measures that we will undertake to address this material weakness and will continue this evaluation in order to implement a comprehensive remediation plan. We expect that this plan will include but not be limited to (a) appointing a principal accounting officer with extensive U.S. GAAP training and experience, (b) hiring accounting personnel with appropriate knowledge and experience in U.S. GAAP and (c) providing more training on U.S. GAAP to accounting and other relevant personnel responsible for the preparation of books, records and financial statements. In the interim, our Acting Chief Accountant has attended U.S. GAAP training courses conducted by our outside Sarbanes-Oxley consultant and intends to continue attending training courses in U.S. GAAP. Until such time as we hire qualified accounting staff and train our current accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate this material weakness in our internal control over financial reporting.

We believe that the foregoing steps will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names of our directors, executive officers and their ages, positions and biographical information as of the date of this report. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Our directors hold office for one-year terms or until their successors have been elected and qualified. There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel. There are no arrangements or understandings between any of our directors or executive officers and any other persons pursuant to which such director or executive officer was selected in that capacity.

Name	Age	Position
Oliver Bialowons	44	President and Director
Yingkai Wang	40	Acting Chief Accountant
Huajun Ai	41	Corporate Secretary
Kenneth Scipta	71	Director
Weiguo Wang	47	Director
Xin Li	39	Director
Qingtai Kong	66	Director

Oliver Bialowons, President and Director

Oliver Bialowons was appointed as a Director and as President of the Company on May 25, 2012, to fill the roles formerly held by Jun Wang. Mr. Bialowons brings more than 20 years of experience as a turnaround executive to the Board of Directors and management of the Company. In 2009, Mr. Bialowons recently served as Chairman of Bowe Bell Howell Inc., a financially stressed U.S. based manufacturer of industrial logistics equipment with worldwide operations and distribution. Mr. Bialowons directed the restructuring of Boewe Bell Howell’s business and eventual sale of the Bell Howell business to Bell and Howell, LLC, a portfolio company of Versa Capital Management, LLC. Mr. Bialowons continued to serve as Chairman of Bowe Bell Howell in the United States until March of 2012. Since March of 2012, Mr. Bialowons has also served as the Chief Executive Officer of IHR Platz in Germany. From 2008 to 2010, Mr. Bialowons was Chief Executive Officer of Boewe Systec AG and Wanderer Werke AG, and from 2007-2008 he was Chief Operating Officer of neckermann.de GmBH.  Prior to 2007, Mr. Bialowons held various management positions at Mitsubishi Motors Corp. and DaimlerChrysler AG.

Yingkai Wang, Acting Chief Accountant

Yingkai Wang was appointed as our Acting Chief Accountant on June 7, 2013. Mr. Wang has served as our subsidiaries financial manager since 2007, and has been responsible for our internal financial reporting, establishing a budget and for analyzing our subsidiaries’ overall financial position.  Mr. Wang was previously the financial manager of Shengyang Zhong Zhijie Electric Equipment Co., Ltd. from 2004-2007, and Shenyang Materials Group from August 1996 – April 2004.  Mr. Wang is acquainted with our subsidiaries’ operations and was appointed to serve our Acting Chief Accountant by our Board of Directors as we continue to search for a new Chief Financial Officer.

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

Kenneth Scipta, Director

Kenneth Scipta was appointed to our Board of Directors and as Chairman of our Audit Committee on July 10, 2012. Mr. Scipta, a certified public accountant, has over 35 years of relevant accounting experience, and has served on several boards of directors. From 1993 to 1996, Mr. Scipta was the president and a board member of Mid-West Springs Manufacturing Company, a NASDAQ traded company, where he was responsible for day to day operations, planning, administration and financial reporting. Upon Mr. Scipta’s resignation he assumed the duties of president of the special products division, which included catalog sales, die springs and the development of international sales. Previously, from 1979-1993, Mr. Scipta served in various positions such as president, vice president of finance and vice president of sales and marketing for Mid-West’s primary subsidiary. From 1998 to 2006, Mr. Scipta was the chief executive officer and a board member of First National Entertainment Company, a multi-million dollar company traded on NASDAQ.

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

Legal Proceedings

Oliver Bialowons, our President, was an executive officer of Bowe Bell & Howell Company, a U.S. based manufacturer of industrial logistics equipment with worldwide operations and distribution, which filed for bankruptcy in April of 2011. Bowe Bell & Howell Company acted as debtor in possession and no external receiver was appointed in the bankruptcy proceeding. The bankruptcy proceeding was subsequently dismissed in March of 2012.

Mr. Bialowons also served as chief executive officer of Wanderer-Werke AG from December 2008 to March 2010, and Boewe Systec AG from December 2008 to November 2010.  Wanderer-Werke AG and Boewe Systec AG filed for insolvency in Germany in May of 2010.

Other than as disclosed above during the past ten years, none of our directors or executive officers has been:

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

Audit Committee and Audit Committee Financial Expert

We have established a separately-designated standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Messrs. Scipta, Wang, Li and Kong, each of whom is an independent director. Mr. Scipta, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our Board of Directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. As more fully described in its charter, a copy of which is available on our website at www.smartheatinc.com, the functions of the Audit Committee include the following:

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

Procedures for Shareholder Recommendations of Nominees to the Board of Directors

During 2012, there were no material changes to the procedures described in our Proxy Statement relating to the 2012 Annual Meeting of Shareholders by which shareholders may recommend nominees to our Board of Directors.

Code of Ethics

Our Board of Directors has adopted a Code of Conduct, which applies to all of our directors, officers and employees, that constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act. The purpose of the Code of Conduct is to promote honest and ethical conduct. The Code of Conduct is posted on our website located at www.smartheatinc.com and is available in print, without charge, upon written request to SmartHeat Inc. at A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110141, Attn: Corporate Secretary. We intend to disclose any future amendments to our Code of Conduct, and any waivers of provisions of the Code of Conduct required to be disclosed under the rules of the SEC, on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all such Section 16(a) filing requirements were timely met during 2012.

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

Executive Compensation

The following table sets forth information concerning the compensation for the years ended December 31, 2012 and 2011, of each of our named executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
Oliver Bialowons	2012	48,800	0	0	0	0	0	0	48,800
President	2011	-	-	-	-	-	-	-	-
Michael Wilhelm	2012	30,000	0	0	0	0	0	0	30,000
Former Chief Financial Officer	2011	-	-	-	-	-	-	-	-
Jun Wang	2012	150,000	0	0	0	0	0	0	15,000
Former President and	2011	150,000	0	137,750	0	0	0	0	287,750
Chief Executive Officer
Zhijuan Guo	2012	12,000	0	0	0	0	0	0	12,000
Former Chief Financial Officer	2011	22,000	0	0	0	0	0	0	22,000
Xudong Wang	2012	107,397	0	0	0	0	0	0	107,397
Former Vice President of	2011	120,000	0	290,250	0	0	0	0	410,250
Strategy and Development

(1)
Amounts shown reflect aggregate grant date fair value of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by selling the stock or exercising the options.

The following table sets forth information concerning the outstanding equity awards held by each of our named executive officers at December 31, 2012.

Outstanding Equity Awards at Fiscal Year-End for 2012
Option Awards
	Number of Securities Underlying Unexercised Options			Option Exercise Price	Option Expiration
Name	(#) Exercisable		(#) Unexercisable	($)	Date
Jun Wang	-		-	-	-
Zhijuan Guo	-		-	-	-
Xudong Wang	2,500	(1)		118.50	06/30/2016

(1)	Options granted on February 1, 2010, with a life of five years that vested on June 30, 2011 and June 29, 2012.

Agreements with Personnel

On January 1, 2008, Taiyu entered into a 3-year employment agreement with Jun Wang, which agreement was renewed on the same terms through December 31, 2013, upon mutual agreement between Mr. Wang and Taiyu. Pursuant to the terms of his employment agreement, Mr. Wang shall receive a salary in an amount that is not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang. Effective on February 1, 2010, the Compensation Committee approved an increase in the annual compensation of Mr. Wang to a base salary of $150,000 per year from $18,000 per year. The Compensation Committee believed it in the best interests of the company to approve the increase in salary for Mr. Wang because of his continued importance to our long-term strategy and success and increased responsibilities since 2008 when his prior base salary was established under his employment agreement.

On January 1, 2008, Taiyu entered into a 3-year employment agreement with Zhijuan Guo, which agreement was renewed on the same terms through December 31, 2013, upon mutual agreement between Ms. Guo and Taiyu. Pursuant to the terms of her employment agreement, Ms. Guo received a salary in an amount that is not less than the lowest minimum wage per month paid. Ms. Guo’s employment agreement was terminated concurrently with her resignation.

On February 1, 2010, SmartHeat entered into an executive agreement with Xudong Wang for a term ending on June 30, 2013. Mr. Wang was compensated at $120,000 per year and eligible for annual cash bonuses at the sole discretion of the Board of Directors. The Company terminated this executive agreement and issued a promissory note in the amount of $77,625 in satisfaction of the Company’s remaining commitment under the executive Agreement. The promissory note was subsequently paid in full with 77,625 shares of the Company’s common stock.

On July 10, 2012, SmartHeat entered into an agreement with Mr. Oliver Bialowons, the Company’s President, effective as of May 25, 2012 for a one-year term. Mr. Bialowons is compensated at $80,000 per year.

Each of the above agreements contains provisions prohibiting competition by such officers following their services to us.

We currently do not have any defined pension plan for our named executive officers. Pursuant to their executive agreements, we shall provide to such officers all the necessary insurances and social welfares, including but not limited to medical, work injury, maternity, retirement and unemployment insurance and housing fund, according to our policies and the relevant laws and regulations of local governmental authorities and the PRC.

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

Change-In-Control and Separation Agreements

Our employment agreements with Jun Wang and Zhijuan Guo specified the conditions under which the agreements may be terminated and set forth minimum severance payments according to the relevant laws and regulations of local governmental authorities and the PRC.

Our employment agreement with Xudong Wang specifies the conditions under which the agreement may be terminated and stipulated that Mr. Wang shall not be entitled to severance payments upon termination.

We do not have any other existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2012.

Director Compensation Table for 2012
	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Name	($)	($)	($)	($)
Kenneth Scipta	12,500	-	-	12,500
Weiguo Wang	12,000	-	-	12,000
Xin Li	19,000	-	-	19,000
Qingtai Kong	15,000	-	-	15,000

Our independent directors receive base cash compensation of $12,000 per year, paid in equal quarterly installments, for their service. In addition, at the discretion of the non-interested members of the Compensation Committee, independent directors are eligible to receive bonuses for service to our company outside the normal duties as a director and grants of options to purchase our common stock under the 2010 Equity Incentive Plan. Messrs. Li and Kong receive compensation of $19,000 and $15,000 per year, respectively, paid in equal quarterly installments. Mr. Scipta receives $25,000 per year, paid in equal quarterly installments. We do not compensate our non-independent directors for serving as our directors. All directors are eligible to receive reimbursement of expenses incurred with respect to attendance at board meetings and meetings of committees thereof, which is not included in the above table. We do not maintain a medical, dental or retirement benefits plan for the directors.

The directors may determine remuneration to be paid to the directors with interested members refraining from voting. The Compensation Committee will assist the directors in reviewing and approving the compensation structure for the directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of June 7, 2013, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

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

As of June 7, 2013, there were 5,733,399 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Northtech Holdings Inc. Mill Mall 5, Wickhams Cay 1 P.O. Box 3085 Road Town, Tortola British Virgin Islands	1,300,000	(5)	22.67%
Beijing YSKN Machinery & Electronic Equipment Co., Ltd. Rm 1106, Huapu International Plaza No.19, Chaowai Street, Chaoyang District Beijing, China	680,800	(1)	11.87%
Yang In Cheol #630-5, Namchon-Dong Namdong-Yu Incheon, South Korea 302-405	384,800	(2)	6.71%
William J & Mary Ann P McGrath Foundation 943 Edgemere Court Evanston, IL 60202	300,000	(3)	5.23
ShenYang ZhiCe Investment Co., Ltd No. 1 Yuebin Street Shenhe District Shenyang, China 110027	296,000	(4)	5.1%

Directors and Named Executive Officers
Oliver Bialowons	100,000		1.7%
All Directors and Named Executive Officers as a Group (7 Persons)	100,000		1.7%

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

(2)	Disclosed on the Schedule 13G for Yang In Cheol filed on April 25, 2008, for beneficial ownership as of April 14, 2008.
(3)	Disclosed on the Schedule 13D for William J & Mary Ann P McGrath Foundation filed on November 7, 2013.
(4)
Disclosed on the Schedule 13G for ShenYang ZhiCe Investment Co., Ltd (“ShenYang ZhiCe”) filed on April 25, 2008, for beneficial ownership as of April 14, 2008. ShenYang ZhiCe has sole power to vote and dispose of the shares owned by it.

(5)	Disclosed on the Schedule 13D for Northtech Holdings filed on March 7, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding all equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2012.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On July 27, 2012, we entered into a secured revolving credit facility under the terms of a Secured Credit Agreement with Northtech Holdings, Inc., an entity owned by certain members of the Company’s former management, Jun Wang, our former Chief Executive Officer, Xudong Wang, our former Vice President of Strategy and Development, and Wen Sha, our former Vice President of Marketing. Huajun Ai, our current Corporate Secretary, is also a part owner of Northtech. As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed maturing on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly-, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we elected to repay $1,301,300 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders.

Except as disclosed above, there were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during 2012 or 2011, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

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

Director Independence

Our Board of Directors has determined that each of Kenneth Scipta, Weiguo Wang, Xin Li and Qingtai Kong is an independent director as defined by the listing standards of NASDAQ currently in effect and all applicable rules and regulations of the SEC. We have established the following standing committees of the Board of Directors: Audit, Compensation and Nominating and Corporate Governance. All members of the Audit, Compensation and Nominating and Corporate Governance Committees satisfy the independence standards applicable to members of each such committee. The Board of Directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions between us and the directors, if any. The Board of Directors considered relationships and transactions between each director, or any member of his immediate family, and our company, our subsidiaries and our affiliates. The purpose of the Board of Director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under NASDAQ rules.

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected GKM as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal year ending December 31, 2012. GKM has served as our independent accountant since April 14, 2008. The following table presents the aggregate fees billed for professional services rendered by GKM for the years ended December 31, 2012 and 2011.

	2012	2011
Audit fees	$159,500	$234,750
Audit-related fees	1,300	2,500
Tax fees	-	-
All other fees	1,300	-

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
Years Ended December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
SmartHeat Inc.

We have audited the accompanying consolidated balance sheets of SmartHeat, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years ended December 31, 2012 and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

 /s/ Goldman Kurland and Mohidin, LLP
Goldman Kurland and Mohidin, LLP
Encino, California
June 10, 2013

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash & equivalents	$18,336,163	$12,419,922
Restricted cash	994,455	2,688,691
Accounts receivable, net	32,250,817	47,055,517
Retentions receivable	3,812,376	3,583,898
Advances to suppliers	3,279,007	17,603,984
Other receivables (net), prepayments and deposits	6,467,280	6,663,330
Inventories, net	58,297,562	53,648,549
Notes receivable - bank acceptances	2,797,551	1,916,320

Total current assets	126,235,211	145,580,211

NONCURRENT ASSETS
Long term investment	865,773	-
Restricted cash	36,592	204,991
Retentions receivable	421,731	670,291
Advance to supplier for equipment	1,744,056	1,122,914
Construction in progress	1,298,841	522,876
Property and equipment, net	10,947,480	11,348,601
Intangible assets, net	14,920,603	15,419,805
Goodwill	-	2,098,332
Other noncurrent asset	-	10,044

Total noncurrent assets	30,235,076	31,397,854

TOTAL ASSETS	$156,470,287	$176,978,065

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,574,981	$12,660,100
Advance from customers	5,481,960	4,585,218
Taxes payable	769,167	1,178,712
Accrued liabilities and other payables	5,089,664	4,136,298
Notes payable - bank acceptances	736,698	3,278,232
Loans payable	26,155,437	10,633,402

Total current liabilities	46,807,907	36,471,962

DEFERRED TAX LIABILITY	93,054	189,516

LONG-TERM PAYABLE	-	2,281,023

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 5,733,399 and 3,955,774 shares issued and outstanding at December 31, 2012 and 2011, respectively	5,733	3,956
Paid-in capital	103,607,559	102,985,737
Statutory reserve	5,396,014	5,396,014
Accumulated other comprehensive income	11,273,497	11,119,887
Retained earnings (accumulated deficit)	(11,771,349)	17,445,733

Total Company stockholders' equity	108,511,454	136,951,327

NONCONTROLLING INTEREST	1,057,872	1,084,237

TOTAL EQUITY	109,569,326	138,035,564

TOTAL LIABILITIES AND EQUITY	$156,470,287	$176,978,065

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31,
	2012	2011

Net sales	$47,850,292	$65,221,104
Cost of goods sold	32,481,271	44,559,093

Gross profit	15,369,021	20,662,011

Operating expenses
Selling	9,922,607	9,514,588
General and administrative	12,345,739	17,532,209
Goodwill impairment	2,083,586	8,956,313
Provision for bad debts	21,006,412	7,635,040

Total operating expenses	45,358,344	43,638,150

Loss from operations	(29,989,323)	(22,976,139)

Non-operating income (expenses)
Investment income	142,411	-
Interest income	164,454	243,810
Interest expense	(1,548,937)	(925,250)
Financial expense	(170,220)	(150,371)
Foreign exchange transaction gain (loss)	5,474	(407,880)
Other income (loss), net	2,643,786	(26,230)

Total non-operating income (expenses), net	1,236,968	(1,265,921)

Loss before income tax	(28,752,355)	(24,242,060)
Income tax expense	493,624	186,373

Net loss before noncontrolling interest	(29,245,979)	(24,428,433)
Less: loss attributable to noncontrolling interest	(28,897)	(468,247)

Net loss to SmartHeat Inc.	(29,217,082)	(23,960,186)

Other comprehensive item
Foreign currency translation gain attributable to SmartHeat Inc.	153,610	6,867,626

Foreign currency translation loss attributable to noncontrolling interest	2,532	81,103

Comprehensive loss attributable to SmartHeat Inc.	$(29,063,472)	$(17,092,560)

Comprehensive loss attributable to noncontrolling interest	$(26,365)	$(387,144)

Basic & diluted weighted average shares outstanding	4,129,400	3,867,578

Basic & diluted loss per share	$(7.08)	$(6.20)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common stock
	Shares	Amount	Paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total	Noncontrolling interest

Balance at January 1, 2011	3,855,194	$3,855	$102,285,724	$5,301,918	$4,252,261	$41,500,015	$153,343,773	$626,069

Capital contribution from minority	-	-	-	-	-	-	-	845,312

Shares issued in connection with employees compensation	100,000	100	558,900	-	-	-	559,000	-

Compensation expense of stock options	-	-	141,114	-	-	-	141,114	-

Fraction shares - split effect	580	1	(1)	-	-	-	-	-

Net loss for year	-	-	-	-	-	(23,960,186)	(23,960,186)	(468,247)

Transfer to statutory reserves	-	-	-	94,096	-	(94,096)	-	-

Foreign currency translation gain	-	-	-	-	6,867,626	-	6,867,626	81,103

Balance at December 31, 2011	3,955,774	3,956	102,985,737	5,396,014	11,119,887	17,445,733	136,951,327	1,084,237

Shares issued for debt repayment	1,300,000	1,300	531,700	-	-	-	533,000	-

Shares issued in connection with executives compensation	177,625	178	37,503	-	-	-	37,680	-

Compensation expense of stock options	-	-	37,919	-	-	-	37,919	-

Shares issued in connection with consulting service	300,000	300	14,700	-	-	-	15,000	-

Net loss for year	-	-	-	-	-	(29,217,082)	(29,217,082)	(28,897)

Foreign currency translation gain	-	-	-	-	153,610	-	153,610	2,532

Balance at December 31, 2012	5,733,399	$5,733	$103,607,559	$5,396,014	$11,273,497	$(11,771,349)	$108,511,454	$1,057,872

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(29,245,979)	$(24,428,433)

Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Investment income	(142,411)	-
Depreciation and amortization	1,892,084	1,678,653
Provision for bad debts	18,790,256	7,635,040
Provision for inventory impairment	1,590,721	3,733,390
Provision for advance to supplier	2,216,156	-
Unearned interest on accounts receivable	(45,244)	(26,683)
Stock option expense	37,919	141,114
Stock compensation expense of shares issued in connection with consulting service	-	559,000
Stock compensation expense in connection with shares issued to executives	75,000	-
Gain on settlement of debts	(813,245)	-
Loss on disposal of fixed assets	-	9,605
Goodwill impairment	2,083,586	8,956,313
Changes in deferred tax	(96,512)	(82,676)
(Increase) decrease in assets and liabilities:
Accounts receivable	(2,607,336)	(4,052,545)
Retentions receivable	30,374	(448,424)
Advances to suppliers	12,153,058	(9,213,499)
Other receivables, prepayments and deposits	951,546	(1,506,485)
Inventories	(6,070,050)	(26,969,530)
Others	-	240,427
Accounts payable	(4,099,812)	6,759,686
Advance from customers	602,864	3,388,328
Taxes payable	(408,863)	(500,373)
Accrued liabilities and other payables	(1,053,063)	1,862,772

Net cash used in operating activities	(4,158,951)	(32,264,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	1,861,726	(308,291)
Equity method investment	(722,750)	-
Acquisition of property & equipment	(827,626)	(2,612,263)
Advance for construction and equipment	(615,746)	(570,287)
Cash received from disposal of fixed assets	-	39,655
Acquisition of intangible asset	(81,854)	(151,551)
Notes receivable	(872,787)	(375,029)
Cash acquired from acquisition of subsidiaries	-	429,124
Cash paid for acquisition of subsidiaries	-	(13,516,138)
Construction in progress	(771,370)	(426,828)

Net cash used in investing activities	(2,030,407)	(17,491,608)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	23,701,300	8,825,169
Repayment to short-term loans	(9,029,703)	(8,518,232)
Long term payable	-	2,012,758
Cash contribution from noncontrolling interest	-	758,851
Note payable	-	934,796
Payment on notes payable	(2,538,661)	-
Stock issued relating to executive compensation	5,000	-
Stock issued relating to consulting services	15,000	-

Net cash provided by financing activities	12,152,936	4,013,342

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(47,337)	1,356,037

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	5,916,241	(44,386,549)

CASH & EQUIVALENTS, BEGINNING OF YEAR	12,419,922	56,806,471

CASH & EQUIVALENTS, END OF YEAR	$18,336,163	$12,419,922

Supplemental cash flow data:
Income tax paid	$392,346	$1,944,173
Interest paid	$1,644,001	$898,706

Supplemental disclosure of non-cash financing activities:
Shares issued for debts repayment	$1,378,925	$-

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

On May 6, 2010, the Company formed SmartHeat (Shanghai) Trading Co., Ltd. (“SmartHeat Trading”) through a nominee to market and to expand sales of the Company’s Taiyu-branded products. The Company made a capital contribution of $1.5 million and, from inception until November 9, 2011, controlled and was entitled to 100% of the profit or loss of SmartHeat Trading pursuant to an investment agreement dated February 1, 2010.

Effective November 9, 2011, the Company terminated the nominee-owner relationship and acquired direct control over SmartHeat Trading.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

On January 7, 2011, the Company invested $771,600 for 51% of the equity in Hohhot Ruicheng Technology Co., Ltd. (“Ruicheng”), a joint venture (“JV”) formed on December 2, 2010, in Hohhot City, China, for the design and manufacture of heat meters.

On March 1, 2011, the Company entered into a purchase agreement with Shenyang Bingchuan Refrigerating Machine Limited Company, a Shenyang-based state-owned heat pump manufacturer and designer, which was renamed SmartHeat (Shenyang) Heat Pump Technology Co., Ltd. (“SmartHeat Pump”). The Company paid RMB 50 million ($7.6 million) to acquire 95% of the equity in SmartHeat Pump, with a local government entity retaining the remaining 5%. The Company increased its ownership in SmartHeat Pump to 98.8% in late 2011.

On March 3, 2011, the Company completed the acquisition of Gustrower Warmepumpen GmbH, a designer and manufacturer of high efficiency heat pumps in Germany subsequently renamed SmartHeat Deutschland GmbH (“SmartHeat Germany”), from Conergy AG for EUR 4.25 million ($5.90 million) paid at closing. This acquisition  extended the Company’s clean technology heating solutions into the rapidly growing heat pump markets in Europe and China, enabling its customers to purchase technologically advanced heat pumps at competitive prices.

In April 2012, the Company invested RMB 4,600,000 ($0.72 million) to establish a new JV named Urumchi XinRui Technology Limited Liability Company (“XinRui”). The Company owns 46% of XinRui. During 2012, XinRui commenced operations. Xinrui mainly conducts research and development, production and selling of heat meters and automatic control of heat supply network, Urumchi Annai energy Conservation Company Ltd. (“Annai”) owns 30% of Xinrui’s registered capital and Beijing Taiyu Huineng Company Ltd. (“Huineng”) owns 24% of Xinrui’s registered capital.

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

Equity Method Investee

In April 2012, the Company invested $722,700 to establish XinRui. The Company owns 46% of XinRui and accounts for this investment under the equity method of accounting (ASC 323-30). The Company recorded its investment at original cost. This investment will increase with income and decrease for dividends and losses that accrue to the Company.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2012 and 2011, the Company maintained restricted cash deposit in several bank accounts for the purpose described below.

	2012	2011
	In millions
Support of performance guarantee	$0.62	$1.18
Support of bank acceptance	0.37	1.48
Support of letter of credit	-	0.03
Total restricted cash - current	0.99	2.69
Performance guarantee -- noncurrent	$0.04	$0.20

The following table presents in U.S. dollars (“USD”) the amount of cash and equivalents held by the Company as of December 31, 2012 and 2011, based on the jurisdiction of deposit. The Company’s U.S. parent holds cash and equivalents in U.S. bank accounts denominated in USD.

	United States	China	Germany	Total
December 31, 2012	$82,479	$15,311,830	$2,941,854	$18,336,163
December 31, 2011	$282,359	$10,566,931	$1,570,632	$12,419,922

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $28.20 million and $10.58 million at December 31, 2012, and 2011, respectively.

At December 31, 2012, and 2011, the Company had retentions receivable from customers for product quality assurance of $4.23 million and $4.30 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date, of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $12,532 and $57,800 at December 31, 2012, and 2011, respectively. Unearned interest is imputed interest on accounts receivable with due dates over 1 year from the invoice date discounted at the Company’s borrowing rate of 6.15% at December 31, 2012, and 6.56% at December 31, 2011.

Bad Debt Allowance

The Company provides approximately 50% of accounts receivable aged over 180 days from the payment due date and 100% accounts receivable aged over 360 days from the payment due date as bad debt allowance.  Management of the Company’s subsidiaries further analyzes each individual customer for which it was taken a bad debt allowance to further assess the likelihood of collectability.  Customers which are either state-owned or have a history of support from the state, or larger companies with long operating histories, that management of the Company’s subsidiaries believe the chance of non-payment will be remote, are excluded for the purpose of calculating bad debt allowance.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Advance to Suppliers

The Company makes advances to certain vendors to purchase raw material and equipment for production. The advances are interest-free and unsecured.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. The Company evaluates goodwill and intangible assets with indefinite lives for impairment annually using a two-step approach (codified in FASB ASC Topic 350). Based on this valuation approach, the Company concluded that the goodwill balance of $2.08 million for SmartHeat Germany was impaired as of December 31, 2012 and $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany was impaired as of December 31, 2011, as discussed under Goodwill below. Based on its review, the Company believes that, as of December 31, 2012, and 2011, there were no significant impairments of its other long-lived assets.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Activity in the Company’s warranty reserve from January 1, 2011 to December 31, 2012, is as follows:

	2012	2011
Beginning balance	$515,812	$398,292
Provisions	377,583	620,722
Actual costs incurred	(377,583)	(503,202)
Due to exchange rate	1,264	-
Ending balance in current liabilities (Note 12)	$517,076	$515,812

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the years ended December 31, 2012 and 2011, were $1,530,000 and $1,799,000, respectively.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of income. At December 31, 2012, the Company had not taken any significant uncertain tax position on its tax returns for 2011 or prior years, or in computing its tax provision for 2012.

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

Due to the slowdown of the Chinese economy and tightened monetary policy, and  to attract and retain customers, the Company’s subsidiaries adjusted their contract and payment terms to permit more flexible and longer payment terms.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

Sales returns and allowances were $0 for 2012 and 2011. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when the service is provided. For 2012 and 2011, revenue from after-sales services after the expiration of the warranty period was $346,600 and $447,260, respectively, which was recorded in other income.

Cost of Goods Sold

Cost of goods sold (“COGS”) consists primarily of material costs and direct labor and manufacturing overhead that are directly attributable to the products. Write-down of inventories to the lower of cost or market is also recorded in COGS.  Company also records inventory reserve for inventories aging over 360 days to COGS.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The excess of the purchase price for SmartHeat Germany over the FV of the net assets acquired of $5.1 million (EUR 3.69 million at acquisition date) was recorded as goodwill. The excess of the purchase price for SmartHeat Pump over the FV of the net assets acquired of $5.63 million (RMB 37,018,052) was recorded as goodwill.

The Company performed an annual goodwill impairment assessment for SmartHeat Germany and SmartHeat Pump as of December 31, 2012 and 2011. The goodwill balance prior to the impairment charge was $10.97 million, and was established primarily as a result of the acquisitions of SmartHeat Germany and SmartHeat Pump in 2011. The Company completed the step one analysis using DCF, which involved comparing the FV of the reporting unit with the unit’s book value. The DCF method uses revenue and expense projections and risk-adjusted discount rates. The process of determining FV is subjective and requires management to exercise judgment in determining future growth rates, discount and tax rates and other factors. The current economic environment has impacted the Company’s ability to forecast future demand and has in turn resulted in the use of higher discount rates, reflecting the risk and uncertainty in current markets. The results of the step one analysis indicated potential impairment in the SmartHeat Germany and SmartHeat Pump reporting units corroborated by the deteriorating macro environment, which has resulted in a decline in expected future demand. The Company therefore performed the second step of the goodwill impairment assessment to quantify the amount of impairment. This process involved calculating the implied FV of goodwill, determined in a manner similar to a purchase price allocation, and comparing the residual amount to the carrying amount of goodwill. Based on this analysis, the Company concluded that the goodwill balance of $2.08 million for SmartHeat Germany was impaired as of December 31, 2012, and $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany was impaired as of December 31, 2011. The goodwill impairment charge is non-cash. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company has not recorded a corresponding tax benefit in 2012 or 2011, respectively.

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

Basic and diluted loss per share are the same for 2012 and 2011, because the common stock equivalent of the convertible securities outstanding, consisting of unexercised warrants issued to investors and options issued to the Company’s directors and an officer, are anti-dilutive and, accordingly, were excluded from the computation of diluted earnings (loss) per share. At December 31, 2012 and 2011, options to purchase 3,500 and 6,000 shares of common stock were outstanding respectively; 3,500 shares of common stock were exercisable.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

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

As of December 31, 2012 and  2011, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The RMB to USD exchange rates and EUR to USD exchange rates in effect as of December 31, 2012 and  2011, and the average exchange rates for the years ended December 31, 2012 and 2011 are as following.  The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange of the People’s Republic of China (“SAFE”). The exchange rates used in translation from EUR to USD were published by OANDA Rates.

	Average Exchange Rate		Balance
	For the Years Ended		Sheet Date Exchange Rate
	12/31/12	12/31/11	12/31/12	12/31/11
RMB - USD	6.3125	6.4588	6.2855	6.3009

EUR - USD	0.7777	0.7577	0.7777	0.7722

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The following table sets forth a summary of sales by product line for 2012 and 2011:

	2012	2011
	(in millions)
PHEs	$22.29	$32.59
PHE Units	18.55	23.42
Heat meters	3.28	6.54
Heat pumps	3.73	2.67
	$47.85	$65.22

New Accounting Pronouncements

On July 27, 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.  The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.  If an entity concludes it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required.  However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP.  The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The adoption of this pronouncement did not have a material impact on our financial statements.

As of December 31, 2012, there is no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3. INVENTORIES

Inventories at December 31, 2012 and 2011, were as follows:

	2012	2011
Raw materials	$38,829,405	$39,280,141
Work in process	9,831,235	6,496,349
Finished goods	15,070,801	11,699,008
Total	63,731,441	57,475,498
Inventory allowance	(5,433,879)	(3,826,949)
Inventories, net	$58,297,562	$53,648,549

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011
Buildings	$4,830,751	$4,789,152
Production equipment	8,160,111	7,372,253
Office equipment	1,120,799	978,291
Vehicles	937,364	1,038,058
Total	15,049,025	14,177,754
Less: accumulated depreciation	(4,101,545)	(2,829,153)
Property & equipment, net	$10,947,480	$11,348,601

Depreciation expense for 2012 and 2011, was $1,275,000 and $1,092,000, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at December 31, 2012 and 2011, respectively:

	2012	2011
Advance to third parties	$4,813,659	$4,473,539
Deposit for public bids of sales contracts	1,397,375	617,088
Prepayment for freight, related, insurance, advertisement and consulting expenses	332,415	238,855
Other deposits	93,816	91,988
Advance to employees	729,422	351,847
Others	376,738	890,013
Total	7,743,425	6,663,330
Less: bad debt allowance	(1,276,145)	-
Other receivables (net), prepayment & deposits	$6,467,280	$6,663,330

Advance to third parties were short-term advances to unrelated parties with payment usually due within a year and includes an advance to Siping Beifang of RMB 22.13 million ($3.48 million) that is non-interest bearing and with due date extended to the end of June, 2013. Deposits for public bidding represented the deposits for bidding on expected contracts, which will be returned to the Company after the bidding process is completed, usually within three to four months from the payment date. Prepayment for freight, related insurance expenses and advertisement represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products and prepaid advertising expense. Other deposits mainly consisted of deposits for rents, payroll expense and utilities. Advance to employees represented short-term loans to employees and advances for business trips and related expenses. Other receivables (consisting of advance to third parties and employees, deposit for public bids and others), prepayments and deposits are reimbursed or settled within 12 months.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Intangible assets consisted of the following at December 31, 2012 and 2011, respectively:

	Estimated Useful Life (In years)	2012	2011
Land use rights	50	$14,712,441	$14,676,483
Know-how technology	5 – 10	884,076	881,915
Customer lists	5	208,395	207,885
Covenants not to compete	5	113,366	113,089
Software	5	590,344	517,474
Trademarks	7	289,591	288,883
Total		16,798,213	16,685,729
Less: accumulated amortization		(1,877,610)	(1,265,924)
Intangible assets, net		$14,920,603	$15,419,805

Amortization expense of intangible assets for the years ended December 31, 2012 and 2011, was $626,000 and $586,450, respectively.  Annual amortization expense for the next five years from December 31, 2012, is expected to be $556,225, $471,765, $443,681, $428,753 and $421,153, and $12,599,026 thereafter.

8. CONSTRUCTION IN PROGRESS

The Company had construction in progress of $1.30 million at December 31, 2012, consisting of three ongoing projects. SmartHeat Energy is building a factory for a total estimated cost of $9.00 million, of which the Company has paid $0.46 million as of December 31, 2012 and 2011. The Company temporarily halted construction on this factory because of the current economic and market conditions in China. SmartHeat Siping has a construction project of $66,600 for the laying of a foundation for its machinery installation. This foundation project will be completed in the first quarter of 2013.  Taiyu paid $0.81 million for equipment and its installation, which is expected to be completed in May 2013, with remaining cost to be paid of $0.54 million.

9. LONG TERM INVESTMENT

In April 2012, the Company invested $722,700 to establish XinRui. The Company owns 46% of XinRui and accounted this investment under the equity method. The investment income from XinRui was $142,411 during the year ended December 31, 2012.

The unaudited condensed Statement of Income of XinRui for the year ended December 31, 2012 was as below:

2012
Net Revenue	$1,072,339
Cost of Revenue	(516,546)
Gross Profit	555,793
Operating expenses	143,297
Income from operations	412,496
Non-operating income	289
Income tax expense	(103,195)
Net Income	$309,590

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

10. MAJOR CUSTOMER AND VENDOR

For the years ended December 31, 2012 and 2011, no customer accounted for over 10% of the Company’s total sales and no vendors accounted for over 10% of the Company’s total purchases.

11. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2012 and 2011:

	2012	2011
Income	$505,643	$182,560
Value-added	101,195	962,903
Other	162,329	33,249
Total	$769,167	$1,178,712

12. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2012 and 2011:

	2012	2011
Advance from third parties	$68,068	$981,658
Payable to Siping Beifang	1,947,808	1,377,060
Payable for equipment purchase	312,624	-
Payable to employees	219,977	-
Other payables	1,332,414	681,810
Warranty reserve (See Note 2)	517,076	515,812
Accrued expenses	691,697	579,958
Total	$5,089,664	$4,136,298

Advance from third parties were short-term, non-interest-bearing advances from third parties due on demand. Other payables consisted of payables for the Company’s miscellaneous expenses including postage, business insurance, employee benefits, bidding fee, and $100,000 payable to a consulting firm that was paid by a third party on behalf of the Company during 2012 (see “Note 20”), etc. Accrued expenses mainly consisted of accrued payroll, interest and utility.

13. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued by a bank. The Company deposited a portion of the acceptance amount into the bank as collateral. The terms of the notes range from 3-6 months and bear no interest. At December 31, 2012, and 2011, the Company deposited $0.37 million and $1.48 million with the bank as restricted cash for the bank issuing the notes. The restricted cash is refundable when the notes are repaid.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

14. LOANS PAYABLE

Short-Term Bank Loans

The Company was obligated for the following short-term loans as of December 31, 2012 and 2011:

	2012	2011
From a commercial bank in the PRC for RMB 25,000,000 entered into on October 18, 2010. The loan bore interest at 7.22% with maturity on October 17, 2011, and was renewed until September 13, 2012. The loan was pledged by bank deposit.	$-	$3,967,687
From a commercial bank in the PRC for RMB 10,000,000 entered into on June 27, 2011. The loan bore interest at 7.57% with maturity on June 27, 2012. The loan was pledged by bank deposit. The loan was repaid in second quarter of 2012.	-	1,587,075
From a commercial bank in the PRC for RMB 3,000,000 entered into on June 30, 2011. The loan bore interest at 6.63% with maturity on June 29, 2012. The loan was guaranteed by a third party. The loan was repaid in second quarter of 2012.	-	476,122
From a commercial bank in the PRC for RMB 5,000,000 entered into on July 6, 2011. The loan bore interest at 6.63% with maturity on July 5, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	-	793,537
From a commercial bank in the PRC for RMB 3,000,000 entered into on July 15, 2011. The loan bore interest at 6.89% with maturity on July 14, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	-	476,122
From a commercial bank in the PRC for RMB 1,600,000 entered into on August 1, 2011. The loan bore interest at 6.89% with maturity on July 31, 2012. The loan was guaranteed by a third party. The loan was repaid in July 2012.	-	253,932
From a commercial bank in the PRC for RMB 3,300,000 entered into August 16, 2011. The loan bore interest at 6.89% with maturity on August 15, 2012. The loan was guaranteed by a third party. The loan was repaid in August 2012.	-	523,737
From a commercial bank in the PRC for RMB 1,100,000 entered into on August 23, 2011. The loan bore interest at 6.89% with maturity on August 22, 2012. The loan was guaranteed by a third party.	-	174,578
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 21, 2011. The loan bore interest at 7.22% with maturity on September 20, 2012. The loan was pledged by bank deposit.	-	793,537
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 8, 2011. The loan bore interest at 7.872% with maturity on November 2, 2012. The loan was repaid at maturity.	-	1,587,075
From a commercial bank in the PRC for RMB 50,000,000 entered into on February 17, 2012.The loan bore interest at 7.872% with maturity on January 16, 2013. The loan was repaid at maturity.	7,954,817	-
From a commercial bank in the PRC for RMB 10,000,000 entered into on July 12, 2012. The loan currently bears interest at 7.87% with maturity on July 11, 2013.	1,590,963	-
From a commercial bank in the PRC for RMB 10,000,000 entered into on August 23, 2012. The loan currently bears interest at 6.30% with maturity on August 22, 2013. The loan was guaranteed by a third party.	1,590,963	-
From a commercial bank in the PRC for RMB 9,000,000 entered into on September 7, 2012. The loan currently bears interest at 6.3% with maturity on September 6, 2013. The loan was guaranteed by a third party.	1,431,867	-
From a commercial bank in the PRC for RMB 8,000,000 entered into on September 13, 2012. The loan currently bears interest at 6.3% with maturity on September 12, 2013. The loan was guaranteed by a third party.	1,272,771	-
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 21, 2012. The loan currently bears interest at 6.6% with maturity on August 20, 2013. No guarantee was required for this loan.	4,772,890	-
From a commercial bank in the PRC for RMB 9,600,000 entered into on September 13, 2012. The loan currently bears interest at 6.6% with maturity on March 3, 2013. This loan was guaranteed by accounts receivable. The loan was repaid at maturity.	1,527,325	-
From a commercial bank in the PRC for RMB 14,800,000 entered into on October 24, 2012. The loan currently bears interest at 6.6% with maturity on May 21, 2013. The loan was repaid at maturity.	2,354,626	-
From a commercial bank in the PRC for RMB 10,000,000 entered into on, November 30, 2012. The loan currently bears interest at 7.57% with maturity on November 29, 2013.	1,590,963	-
From a commercial bank in the PRC for RMB 13,000,000 entered into on December 12, 2011. The loan currently bears interest at 6.65% with maturity on October 26, 2013. This loan was pledged with Taiyu’s building and land.	2,068,252	-
	$26,155,437	$10,633,402

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee amount of RMB 46 million ($7.32 million). The guarantee is for the loans entered or will be entered from February 20, 2012 to August 16, 2013 with the guarantee length equal to the loan term, the Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB 20 million ($3.18 million) to Lianoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee is for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company does not require Guorui to pay any guarantee fees.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.

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

Borrowings under the Credit Facility are secured by the Company’s deposit accounts located in the United States, its trademarks in the PRC and 35% of its equity in each of its wholly-, directly owned subsidiaries.  An origination fee of 4% of the Committed Amount was accrued to Northtech upon the signing of the Credit Agreement. Borrowings bear interest of 1.25% per month, payable monthly, and the Credit Facility will mature on April 30, 2013.  At the Company’s option, the maturity date of the Credit Facility may be extended for up to four successive 9-month periods for an extension fee of 4% of the Committed Amount for each extension. Generally, borrowings may be prepaid at any time without premium or penalty, provided however that if the Company prepays any amount due under the Credit Facility from the proceeds of another instrument or agreement of indebtedness, the Company shall pay a 10% prepayment fee.  All amounts due under the Credit Facility may, at the Company’s option, be paid in either cash or restricted shares of the Company’s common stock.  As of December 21, 2012, the Company entered into an amendment to the credit and security agreement, which (1) redefined the “average shares price” average of the opening and closing price for each share of Borrower’s common stock (HEAT) on a trading day, or the average of the bid and ask prices if no share of the Borrower’s common stock is traded on such a trading day; provided that in no event shall the Average Share Price be lower than $0.50 or higher than $3.50; (2) raised the maximum credit line was up to $2.5 million; (3) changed the initial maturity date to April 30, 2014; (4) redefined the calculation of the Restricted Shares of common stock if repaid by Restricted Shares; (5) redefined the purpose of the proceeds of the credit line; (6) raised the security interest 35% to 55% of its equity interests in each of its wholly, directly owned subsidiaries.

On December 21, 2012, the Company’s Board of Director (“BOD”) approved the issuance of 1,300,000 Restricted Shares of Common Stock to Northtech in cancellation of $1,301,300 of indebtedness under the Credit Facility.  The remaining balance owing to Northtech under the Credit Agreement as of December 31, 2012 was $83,537, and was recorded as other payable. The stock price at date of issuance was $0.41; accordingly, the FV of the shares issued was $533,000 on such date.  The Company recorded gain of $768,300 from the issuance of restricted shares which was recorded in other income. The Company amortized $2,218 of the $100,000 extension fee during 2012, $73,589 will be amortized in one year and $24,193 will be amortized after one year, the unamortized extension fee was recorded as prepaid expense.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

15. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe and SmartHeat Pump, and bad debt allowance and provision of inventory impairment booked by the Company which was not allowed per tax purpose. As of December 31, 2012 and 2011, deferred tax asset (liability) consisted of the following:

	2012	2011
Deferred tax asset - current (bad debt allowance)	$5,147,303	$1,794,878
Deferred tax asset - current (inventory provision)	959,388	571,865
Less: valuation allowance	(6,106,691)	(2,366,743)
Deferred tax asset - current, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$93,054	$189,516

16. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat, the parent company, was incorporated in the U.S. and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $5.94 million at December 31, 2012, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate tax adjustments. Under the Income Tax Law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Taiyu has been classified as a high-tech enterprise since 2009 and eligible for an income tax rate of 15% through 2013. The local PRC government reviews the high-tech status of such enterprises annually. The income tax rate for SanDeKe is 13% and 12% for 2012 and 2011, respectively, because of its foreign-invested enterprise status, and its income tax rate will increase to 25% from 2013.

SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Pump, Ruicheng and SmartHeat Trading are subject to the regular 25% PRC income tax rate. SmartHeat Germany is subject to a 15% corporate income tax in Germany.

Consolidated foreign pretax earnings approximated $0 and $953,000 for 2012 and 2011, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are invested indefinitely outside the United States. At December 31, 2012, $approximately 16.51 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $3.37 million would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for years ended December 31, 2012 and 2011:

	2012	2011
U.S. statutory tax (benefit) rates	(34.0)%	(34.0)%
Tax rate difference	8.58%	8.25%
Effect of tax holiday	6.558%	2.79%
Permanent difference - goodwill impairment	1.09%	6.84%
Others	-%	(0.21)%
Valuation allowance	19.50%	17.08%
Tax per financial statements	1.72%	0.77%

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

The income tax (benefit) for the years ended December 31, 2012 and 2011, consisted of the following:

	2012	2011
Income tax expense - current	$590,136	$269,049
Income tax benefit - deferred	(96,512)	(82,676)
Total income tax expense	$493,624	$186,373

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the board of directors for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment and Ruicheng were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. As of December 31, 2012, the Company has met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40.00 million in registered capital by April 2015 (see Note 19).

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

18. STOCKHOLDERS’ EQUITY

Common Stock with Warrants Issued for Cash

In August 2008, the Company sold 163,000 units consisting of one share of the Company’s common stock and a 3-year warrant to purchase 15% of one share of the Company’s common stock for $60.00 per share, at $35.00 per unit, for approximately $5.7 million. The Company issued warrants to purchase 24,450 shares of its common stock. In connection with the private placement, the Company paid commissions of $340,000 and issued warrants to purchase 14,850 shares of its common stock to placement agents. The warrants are immediately exercisable and expire on the third anniversary of their issuance. The warrants require the Company to settle in its own shares. There is no provision for cash settlement, except in lieu of fractional shares. Net proceeds of $5.1 million were received by the Company. The value of warrants was determined by using the Black-Scholes pricing model with the following assumptions: discount rate – 2.76%; dividend yield – 0%; expected volatility – 15%; and term of 3 years. The value of the warrants was $70,246. During 2010, warrants to purchase 1,425 shares were exercised at $60.00 per share for $85,500. All outstanding warrants expired unexercised on August 22, 2011, and no new warrants were issued during the year ended December 31, 2012.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Stock Options to Independent Directors and Officer

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

On February 1, 2010, the Company issued stock options to an officer. The terms of the options are 5,000 shares at an exercise price per share of $118.50, with a life of five years and vesting over two years as follows: 2,500 shares vest on June 30, 2011, and 2,500 shares vest on June 29, 2012. The options were valued using a volatility of 74%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant-date FV of the options was $367,107. On May 25, 2012, the officer resigned from his position as VP of Strategy and Development of the Company, and was not entitled to the remaining unvested options. The remaining obligations of the Company to the officer were released pursuant to the a severance agreement and mutual release.

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

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2011	6,000	106.40	2.83
Exercisable at December 31, 2011	3,500	97.80	2.65
Granted	-	-	-
Exercised	-	-	-
Forfeited	2,500	118.50	-
Outstanding at December 31, 2012	3,500	$97.80	1.65
Exercisable at December 31, 2012	3,500	$97.80	1.65

There were no options exercised during the years 2012 and 2011. The Company recorded $37,919 and $141,114 as compensation expense for stock options during 2012 and 2011, respectively.

Common Stock Issued

On April 18, 2011, the Company issued 5,000 shares of stock to an employee as a bonus. On November 28, 2011, the Company issued 95,000 shares of stock to four employees as bonus. The Company recorded $559,000 as stock compensation expense during 2011.

On October 10, 2012, the BOD approved the issuance of 300,000 shares of stock to a consulting firm at $0.05 per share in accordance with the restructuring agreement with the consulting firm. (see “Restructuring Agreement with a Consulting Firm” below). The FV of the shares issued was $15,000 at the issuance date. The Company and the consulting firm mutually agreed in good faith that $0.05 per share was the FV of such restricted stock. The determination of FV was based on the market price of the Company’s common stock, the volatility of the market price, the irregularity of trading in the Company’s common stock, the absence of a stable trading market, the market’s concern of NASDAQ and SEC view toward “reverse merger companies,” the Company’s financial condition, the Company’s negative cash flow, the Company’s limited control over the management or operations of its subsidiaries, the Company’s commitment to fund substantial registered capital commitments to its subsidiaries, the transfer and sale restrictions applicable to the restricted stock, the restrictions on voting rights of such restricted stock, and limitations on the right to distributions on, and capital appreciation of, the restricted stock as the share could be bought back by the Company.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

On December 11, 2012, at the Company’s shareholders’ annual meeting, the Company’s shareholders approved the issuance of 100,000 restricted shares of common stock to the Executive Olive Bialowons for $5,000 in accordance with the Executive Agreement. The FV of the shares issued was $5,000 at the issuance date. The FV of $0.05 per share was determined in accordance with the factors referenced above.

On December 18, 2012, the Company issued 77,625 restricted shares of common stock at $1.00 per share to subsidiary executive Xudong Wang to repay the outstanding principal and interest on promissory note of $77,625 (principal of $75,000 and accrued interest of $2,625), as approved by the BOD on December 14, 2012. The Company recorded $44,945 gain on settlement of debt and was included in other income. The stock price at the stock issuance date was $0.42; accordingly, the FV of the shares issued was $32,603 on such date.

19. OTHER INCOME

The Company had other income, net of $2,643,786 and other loss of $26,230 for the years ended December 31, 2012 and 2011, respectively.  The other income of $2,643,786 for 2012 mainly consisted of income (net), from selling of raw material of $582,200; income from providing technical service of $450,700; income (net) from after-sales services of $186,730, gain on settlement of debts of $813,245 through issuance of shares, and insurance compensation of $496,260 for the fire loss.

20. COMMITMENTS

Executive Agreements

On July 10, 2012, SmartHeat entered into an agreement with Mr. Oliver Bialowons, the Company’s President, effective as of May 25, 2012 for a one-year term, subject to termination by either party at any time. Mr. Bialowons was compensated at $20,000 per quarter during 2012. On December 11, 2012, the Company issued 100,000 restricted shares of common stock at $0.05 per share to the Oliver Bialowons in accordance with the Executive Agreement after the issuance was approved by the Company’s stockholders and Mr. Bilaowons paid consideration of $0.05 per share.

The shares are restricted from being sold or transferred to more than aggregate of 10 persons or entities, until June 30, 2017. The Company has the option to repurchase the shares for $0.20 per share until January 31, 2013, $0.40 per share until September 30, 2013, $0.60 per share until June 30, 2014, and $0.80 per share until January 31, 2016.

Lease Agreements

The Company leased offices for its sales representative in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for 2012 and 2011, was $766,000 and $365,200, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow for the allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy, a wholly owned subsidiary in Shenyang with registered capital of $30 million, subsequently satisfied out of the registered capital of SmartHeat Investment, for the research, development, manufacturing and sale of energy products. As of December 31, 2012, the Company is committed to contribute the remaining $40 million in registered capital to SmartHeat Investment by April 2015. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date. The Company has no present plans to sell any of its assets or to pursue any of the options mentioned above. If the Company is unable to make the required capital contribution to registered capital, the Company may apply to extend the payment period, typically granted for six months or more, or otherwise reduce the amount of registered capital to the amount already contributed.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Restructuring Agreement with a Consulting Firm

On April 23, 2012, the Company entered into an agreement (“Agreement”) with Nimbus Restructuring Manager LLC (“Nimbus”), for advice on raising capital and restructuring the Company to maximize value for the benefit of all of the stockholders of the Company. The agreement runs to January 23, 2013.

Upon execution of the Agreement, the Company paid a fee of $200,000 as a deposit and a $50,000 advance for future expenses incurred by Nimbus. Additionally, the Company paid $70,000 per month for 6 months. An additional $600,000 is to be paid upon the completion of the Company’s restructuring to the satisfaction of the Board.

The Company also issued and sold to Nimbus 300,000 shares of the Company’s restricted common stock for $15,000, or $0.05 per share, the Company has the right to repurchase such shares for $0.20 per share until January 31, 2013, $0.40 per share until September 30, 2013, $0.60 per share until June 30, 2014, $0.80 per share until March 31, 2015 and $1.00 per share until January 31, 2016. On October 12, 2012, the Company issued 300,000 shares of stock to an affiliate of Nimbus at $0.05 per share in accordance with the restructuring agreement.

The Company shall reimburse Nimbus and its affiliates for all reasonable and appropriate out-of-pocket expenses actually incurred in performance of the services specified in the Agreement.

During 2012, the Company paid $670,000 in fees and expenses to Nimbus.

On May 9, 2013, the Company entered a Restated Restructuring Agreement with Nimbus, which was intended be a legally binding restatement of the Restructuring Agreement entered on April 23, 2012. Pursuant to the Restated Restructuring Agreement, the term was extended for an additional twelve monthly periods until January 22, 2014. A monthly service fee of $30,000 is to be paid on the first day of each month for 10 months through November 2013. The Company has paid four such monthly payments as of May 21, 2013. In addition, a $300,000 termination fee will be paid on the earlier of the expiration of the stated term or the termination by the Company.

21. CONTINGENCIES

Certain of the Company’s bank loans were guaranteed for repayment by a third party. The guarantee term is same as the loan term and the Company is not required to pay for this guarantee service as the Company provides the same guarantee service to loans of the third party. As of December 31, 2012, and 2011, the Company has signed a contract to provide guarantees of up to RMB 20 million ($3.18 million) and RMB 30 million ($4.74 million) in loans for this third party, respectively. (See Note 14 – Loans Payable).

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

Legal Proceedings

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former offers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang, Smartheat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both for violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint on the grounds that the plaintiffs did not, in fact, allege that a member of our senior management team had sold their shares.

22. ACQUISITION AND UNAUDITED PRO FORMA INFORMATION

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
DECEMBER 31, 2012 AND 2011

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

The amounts of revenue and earnings (loss) of SmartHeat Germany and SmartHeat Pump since their respective acquisition dates included in the consolidated income statement for 2011 are $1,975,332 and $(4,247,102) for SmartHeat Germany, and $2,570,280 and $(7,713,718) for SmartHeat Pump, respectively. The Company performed annual goodwill impairment assessment for SmartHeat Germany and SmartHeat Pump as of December 31, 2012 and 2011, and concluded that the remaining goodwill balance of $2.08 million for SmartHeat Germany was impaired as of December 31, 2012, and $6.06 million for SmartHeat Pump and $2.90 million for SmartHeat Germany was impaired as of December 31, 2011, (see Note 2 - Goodwill), respectively.

 23. CONDENSED FINANCIAL INFORMATION OF U.S. PARENT

SmartHeat Inc. is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Set forth below are condensed financial statements of SmartHeat Inc. (U.S. Parent) on a stand-alone, unconsolidated basis as of December 31, 2012 and 2011.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

CONDENSED BALANCE SHEETS

	2012	2011

ASSETS

Cash and equivalents	$82,479	$282,359
Investment in subsidiaries	107,327,917	135,529,530
Other current assets	3,083,928	3,964,675
TOTAL ASSETS	$110,494,324	$139,776,564

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued liabilities and other payables	$1,982,870	$2,825,237

STOCKHOLDERS' EQUITY:
Common stock	$5,733	$3,955
Additional paid-in capital	103,607,559	102,985,739
Statutory reserve	5,396,014	5,396,014
Other comprehensive income	11,273,497	11,119,887
Retained earnings	(11,771,349)	17,445,732
Total stockholders' equity	108,511,454	136,951,327
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$110,494,324	$139,776,564

CONDENSED STATEMENTS OF OPERATIONS

	2012	2011

Operating expenses
General and administrative expenses	$2,073,546	$1,688,186

Loss from operations	(2,073,546)	(1,688,186)

Non operating income	809,246

Other non operating expense	-	101,014

Equity loss in subsidiaries	(27,952,782)	(22,373,014)

Total non-operating loss	(27,143,536)	(22,272,000)

Loss before income tax	(29,217,082)	(23,960,186)

Income tax	-	-

Net loss	$(29,217,082)	$(23,960,186)

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

CONDENSED STATEMENTS OF CASH FLOWS

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,217,082)	$(23,960,186)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	37,919	141,114
Stock issued for consulting service	75,000	559,000
Gain on settlement of shares	(813,245)	-
Equity loss in subsidiaries	27,952,782	22,373,014
(Increase) decrease in current assets	880,750	(464,956)
Increase in current liabilities	1,985,496	2,825,238

Net cash provided by operating activities	901,620	1,473,224

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	(2,422,800)	(34,489,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loan	1,301,300	-
Proceeds from issuance of common stock	20,000	-

Net cash provided by financing activities	1,321,300	-

NET DECREASE IN CASH & EQUIVALENTS	(199,880)	(33,016,681)

CASH & EQUIVALENTS, BEGINNING OF YEAR	282,359	33,299,040

CASH & EQUIVALENTS, END OF YEAR	$82,479	$282,359

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTHEAT INC.
(Registrant)
Date: June 10, 2013	By:	/s/ Oliver Bialowons
Oliver Bialowons President (Principal Executive Officer)

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

Signature	Title	Date

/s/ Oliver Bialowons	President and Director	June 10, 2013
Oliver Bialowons	(Principal Executive Officer)

/s/ Yingkai Wang	Acting Chief Accountant	June 10, 2013
Yingkai Wang	(Principal Financial and Accounting Officer)

/s/ Kenneth Scipta	Director	June 10, 2013
Kenneth Scipta

/s/ Weiguo Wang	Director	June 10, 2013
Weiguo Wang

/s/ Xin Li	Director	June 10, 2013
Xin Li

/s/ Qingtai Kong	Director	June 10, 2013
Qingtai Kong

EXHIBIT INDEX

Exhibit No.	Description
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

3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form SB-2 filed on December 22, 2006)
3.2	Amended and Restated By-Laws adopted April 15, 2008 (Incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on October 16, 2008)
3(ii).2	Amended and Restated Bylaws of the Company, effective November 23, 2012
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

10.11	SmartHeat, Inc. 2010 Equity Incentive Plan (Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 16, 2010)
10.12	Credit and Security Agreement by and between SmartHeat Inc. and Northtech Holdings, dated July 27, 2012
10.13	December 2012 Amendment to the Credit and Security Agreement between SmartHeat Inc., and Northtech Holdings, Inc., dated December 21, 2012
21.1†	Subsidiaries of the Registrant
23.1†	Consent of Independent Registered Public Accounting Firm
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)

31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#           Indicates management contract or compensatory plan, contract or arrangement.
†           Filed herewith.
‡           Furnished herewith.