Form 10-Q
period 2013-03-31
SMARTHEAT INC.
filed 2013-08-15
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110141
(Address of principal executive offices)	(Zip Code)

+86 (24) 2519-7699
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES  ☐ NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

As of August 15, 2013, there were 5,733,399 shares of common stock outstanding.

SmartHeat Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$15,063,975	$18,336,163
Restricted cash	1,155,453	994,455
Accounts receivable, net	24,331,350	32,250,817
Retentions receivable	4,723,504	3,812,376
Advances to suppliers	2,850,471	3,279,007
Other receivables (net), prepayments and deposits	3,002,497	6,467,280
Inventories, net	60,621,832	58,297,562
Tax receivable	1,278,909	-
Notes receivable - bank acceptances	2,538,547	2,797,551

Total current assets	115,566,538	126,235,211

NONCURRENT ASSETS
Long term investment	865,723	865,773
Restricted cash	125,859	36,592
Retentions receivable	-	421,731
Advance to supplier for equipment	-	1,744,056
Construction in progress	1,302,280	1,298,841
Property and equipment, net	10,841,903	10,947,480
Intangible assets, net	14,808,269	14,920,603

Total noncurrent assets	27,944,034	30,235,076

TOTAL ASSETS	$143,510,572	$156,470,287

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,155,631	$8,574,981
Advance from customers	6,375,063	5,481,960
Taxes payable	16,873	769,167
Accrued liabilities and other payables	5,676,362	5,089,664
Notes payable - bank acceptances	862,080	736,698
Loans payable	24,462,027	26,155,437

Total current liabilities	46,548,036	46,807,907

DEFERRED TAX LIABILITY	70,577	93,054

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 5,733,399 shares issued and outstanding at March 31, 2013 and December 31, 2012	5,733	5,733
Paid-in capital	103,607,559	103,607,559
Statutory reserve	5,537,145	5,396,014
Accumulated other comprehensive income	11,462,014	11,273,497
Accumulated deficit	(24,736,354)	(11,771,349)

Total Company stockholders' equity	95,876,097	108,511,454

NONCONTROLLING INTEREST	1,015,862	1,057,872

TOTAL EQUITY	96,891,959	109,569,326

TOTAL LIABILITIES AND EQUITY	$143,510,572	$156,470,287

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
	(Unaudited)

Net sales	$6,168,431	$6,746,398
Cost of goods sold	8,945,191	5,074,937

Gross profit (loss)	(2,776,760)	1,671,461

Operating expenses
Selling	1,695,942	2,373,762
General and administrative	2,336,643	4,677,214
Provision for bad debts	4,763,074	2,495,891
Provision for advance to supplier	1,240,679	-

Total operating expenses	10,036,338	9,546,867

Loss from operations	(12,813,098)	(7,875,406)

Non-operating income (expenses)
Investment income	561	-
Interest income	15,390	48,139
Interest expense	(343,811)	(282,580)
Financial expense	(62,899)	(51,131)
Foreign exchange transaction gain (loss)	2,499	(16,345)
Other income, net	310,298	1,162,964

Total non-operating income (expenses), net	(77,962)	861,047

Loss before income tax	(12,891,060)	(7,014,359)
Income tax benefit	(22,444)	(24,104)

Net loss before noncontrolling interest	(12,868,616)	(6,990,255)
Less: loss attributable to noncontrolling interest	(44,742)	(57,790)

Net loss to SmartHeat Inc.	(12,823,874)	(6,932,465)

Other comprehensive item
Foreign currency translation gain attributable to SmartHeat Inc.	188,517	270,037

Foreign currency translation gain attributable to noncontrolling interest	2,732	1,017

Comprehensive loss attributable to SmartHeat Inc.	$(12,635,357)	$(6,662,428)

Comprehensive loss attributable to noncontrolling interest	$(42,010)	$(56,773)

Basic and diluted weighted average shares outstanding	5,733,399	3,955,774

Basic and diluted loss per share	$(2.24)	$(1.75)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(12,868,616)	$(6,990,255)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Investment income	(561)	-
Depreciation and amortization	523,793	467,833
Provision for bad debts	4,763,074	2,449,552
Provision for inventory impairment	4,930,764	126,156
Provision for advance to suppliers	1,240,679	-
Reserve for warranty	10,627	-
Unearned interest on accounts receivable	-	(26,081)
Stock option expense	-	19,167
Changes in deferred tax	(22,689)	(24,760)
(Increase) decrease in assets and liabilities:
Accounts receivable	6,921,548	4,966,662
Retentions receivable	(477,454)	542,728
Advances to suppliers	941,871	3,666,981
Other receivables, prepayments and deposits	(243,164)	98,927
Inventories	(7,127,116)	(778,158)
Tax receivable	(1,275,150)	(583,212)
Accounts payable	684,949	(3,039,905)
Advance from customers	877,244	89,621
Taxes payable	(756,162)	(1,155,066)
Accrued liabilities and other payables	335,237	(177,567)

Net cash used in operating activities	(1,541,126)	(347,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(247,156)	(1,938,601)
Acquisition of property & equipment	(257,492)	(8,693)
Acquisition of intangible asset	-	(7,927)
Notes receivable	266,004	833,325
Advance for equipment purchase	-	(964,269)
Construction in progress	-	(812,935)

Net cash used in investing activities	(238,644)	(2,899,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	22,821,303	7,927,197
Repayment on short-term loans	(24,281,277)	-
Notes payable	-	(1,307,041)

Net cash provided by (used in) financing activities	(1,459,974)	6,620,156

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(32,444)	59,948

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(3,272,188)	3,433,627

CASH & EQUIVALENTS, BEGINNING OF PERIOD	18,336,163	12,419,922

CASH & EQUIVALENTS, END OF PERIOD	$15,063,975	$15,853,549

Supplemental cash flow data:
Income tax paid	$589,065	$207,724
Interest paid	$340,139	$282,456

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

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

The consolidated interim financial information as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, were prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP are not included. The interim consolidated financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2013, its consolidated results of operations and cash flows for the three months  ended March 31, 2013 and 2012, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of March 31, 2013, and December 31, 2012, the Company maintained restricted cash deposit in several bank accounts for the purpose described below.

	2013	2012
	(In millions)
Support of performance guarantee	$0.72	$0.62
Support of bank acceptance	0.43	0.37
Support of letter of credit	0.005	-
Total restricted cash - current	1.16	0.99
Performance guarantee -- noncurrent	$0.12	$0.04

The following table presents in U.S. dollars (“USD”) the amount of cash and equivalents held by the Company as of March 31, 2013 and December 31, 2012, based on the jurisdiction of deposit. The Company’s U.S. parent holds cash and equivalents in U.S. bank accounts denominated in USD.

	United States	China	Germany	Total
March 31, 2013	$311,190	$12,559,603	$2,193,182	$15,063,975
December 31, 2012	$82,479	$15,311,830	$2,941,854	$18,336,163

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $29.34 million and $28.20 million at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013 and December 31, 2012, the Company had retentions receivable from customers for product quality assurance of $4.72 and $4.23 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date, of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $12,565 and $12,532 at March 31, 2013 and December 31, 2012, respectively. Unearned interest is imputed interest on accounts receivable with due dates over 1 year from the invoice date discounted at the Company’s borrowing rate of 6.15% at December 31, 2012.

Bad Debt Allowance

The Company records approximately 50% of accounts receivable aged over 180 days from the payment due date and 100% accounts receivable aged over 360 days from the payment due date as bad debt allowance.  Management of the Company’s subsidiaries further analyzes each individual customer for which it was taken a bad debt allowance to further assess the likelihood of collectability.  Customers which are either state-owned or have a history of support from the state, or larger companies with long operating histories, that management of the Company’s subsidiaries believe the chance of non-payment will be remote, are excluded for the purpose of calculating bad debt allowance.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

Advance to Suppliers

The Company makes advances to certain vendors to purchase raw material and equipment for production. The advances are interest-free and unsecured.

Inventories

Inventories are valued at the lower of cost or market, with cost determined on a moving weighted-average basis. The difference is recorded as a cost of goods sold, if the current market value is lower than their historical cost.  In addition, the Company makes an inventory impairment provision at each period end for inventory held over 360 days. Cost of work in progress and finished goods comprises direct material, direct labor and an allocated portion of production overheads.

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

Activity in the Company’s warranty reserve from January 1, 2012 to March 31, 2013, is as follows:

	2013	2012
Beginning balance	$517,076	$515,812
Provisions	46,464	377,583
Actual costs incurred	(35,837)	(377,583)
Due to exchange rate	-	1,264
Ending balance in current liabilities (Note 13)	$527,703	$517,076

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the three months ended March 31, 2013 and 2012, were $122,437 and $50,934, respectively.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized when PHEs, heat meters and heat pumps are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue under “Advance from customers.”

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

Sales revenue is the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products sold in the PRC are subject to a VAT of 17% of  gross sales price. This VAT may be offset by the VAT paid by the Company on raw materials and other materials purchased in China and included in the cost of producing the Company’s finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. SmartHeat Germany, the Company’s German subsidiary, is subject to 19% VAT.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances were $0 for three months ended March 31, 2013 and 2012. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when the service is provided. For the three months ended March 31, 2013 and 2012, revenue from after-sales services after the expiration of the warranty period was $81,630 and $215,712, respectively, which was recorded in other income.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

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

Basic and diluted loss per share are the same for the three months ended March 31, 2013 and 2012, because the common stock equivalent of the convertible securities outstanding, consisting of unexercised warrants issued to investors and options issued to the Company’s directors and an officer, are anti-dilutive and, accordingly, were excluded from the computation of diluted earnings (loss) per share. At March 31, 2013 and December 31, 2012, options to purchase 3,500 shares of common stock were outstanding, 3,500 shares of common stock were exercisable.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

The RMB to USD exchange rates and EUR to USD exchange rates in effect as of March 31, 2013 and December 31, 2012, and the average exchange rates for the three months ended March 31, 2013 and 2012 are as following.  The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange of the People’s Republic of China (“SAFE”). The exchange rates used in translation from EUR to USD were published by OANDA Rates.

	Average Exchange Rate		Balance Sheet Date
	For the Three Months Ended		Exchange Rate
	03/31/13	03/31/12	03/31/13	12/31/12
RMB - USD	6.2785	6.3074	6.2689	6.2855

EUR - USD	0.7572	0.7777	0.7803	0.7777

Segment Reporting

FASB ASC Topic 280, Disclosures about Segments of an Enterprise and Related Information, requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company has two operating segments: 1) plate heating equipment, meters and related products; and 2) heat pumps and related products.   These operating segments were determined based on the nature of the products offered.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company's chief executive officer and acting chief accountant were identified as the chief operating decision makers.  The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and other measurement factors of each respective segment.  Historically they were not segmented because the heat pump business was relatively small compared to the plate heating business and both businesses reported to the same executives; however, the Company’s Board and senior management determined that it is useful and efficient to analyze and manage these businesses separately starting from 2013.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following table shows the operations of the Company's reportable segments.

	Three Months Ended March 31,
	2013	2012

Revenue from unaffiliated customers
Plate heating, meters and related	$5,671,793	$5,738,643
Heat pumps and related	496,638	1,007,755
Consolidated	$6,168,431	$6,746,398
Operating loss:
Plate heating, meters and related	$(11,414,210)	$(6,231,570)
Heat pumps and related	(1,225,694)	(1,366,426)
Corporation	(173,194)	(277,410)
Consolidated	$(12,813,098)	$(7,875,406)
Net loss from continuing operations:
Plate heating, meters and related	$(11,599,642)	$(5,342,925)
Heat pumps and related	(1,054,244)	(1,369,312)
Corporation	(214,730)	(278,018)
Consolidated	$(12,868,616)	$(6,990,255)
Depreciation and amortization:
Plate heating, meters and related	$382,667	$374,868
Heat pumps and related	122,981	92,965
Corporation	18,145	-
Consolidated	$523,793	$467,833
Total assets:
Plate heating, meters and related	$140,760,531	$152,830,853
Heat pumps and related	13,499,478	14,340,054
Corporation	4,222,694	4,031,567
Inter-company elimination	(14,972,131)	(14,732,187)
Consolidated	$143,510,572	$156,470,287

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, the new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross-reference to other required U.S. GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements.  The ASU does not change the items currently reported in other comprehensive income.

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (i.e., the first quarter of 2013 for entities with calendar year-ends). The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

As of March 31, 2013, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3. INVENTORIES

Inventories at March 31, 2013 and December 31, 2012, were as follows:

	2013	2012
Raw materials	$47,766,388	$38,829,405
Work in process	10,337,913	9,831,235
Finished goods	12,904,114	15,070,801
Total	71,008,415	63,731,441
Inventory allowance	(10,386,583)	(5,433,879)
Inventories, net	$60,621,832	$58,297,562

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

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Buildings	$4,843,542	$4,830,751
Production equipment	8,380,464	8,160,111
Office equipment	1,120,751	1,120,799
Vehicles	934,176	937,364
Total	15,278,933	15,049,025
Less: accumulated depreciation	(4,437,030)	(4,101,545)
Property & equipment, net	$10,841,903	$10,947,480

Depreciation expense for the three months ended March 31, 2013 and 2012, was $354,421 and $302,815, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at March 31, 2013 and December 31, 2012, respectively:

	2013	2012
Advance to third parties	$5,535,682	$4,813,659
Deposit for public bids of sales contracts	1,493,006	1,397,375
Prepayment for freight, related, insurance, advertisement and consulting expenses	163,797	332,415
Other deposits	94,285	93,816
Advance to employees	454,520	729,422
Others	245,240	376,738
Total	7,986,530	7,743,425
Less: bad debt allowance	(4,984,033)	(1,276,145)
Other receivables (net), prepayments & deposits	$3,002,497	$6,467,280

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

Advance to third parties were short-term advances to unrelated parties with payment usually due within a year and includes an advance to Siping Beifang of RMB 22.13 million ($3.53 million) that is non-interest bearing and with due date extended to the end of August, 2013. Deposits for public bidding represented the deposits for bidding on expected contracts, which will be returned to the Company after the bidding process is completed, usually within three to four months from the payment date. Prepayment for freight, related insurance expenses and advertisement represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products and prepaid advertising expense. Other deposits mainly consisted of deposits for rents, payroll expense and utilities. Advance to employees represented short-term loans to employees and advances for business trips and related expenses. Other receivables (consisting of advance to third parties and employees, deposit for public bids and others), prepayments and deposits are reimbursed or settled within 12 months.

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

Intangible assets consisted of the following at March 31, 2013 and December 31, 2012, respectively:

	Estimated Useful Life (In years)			2013	2012
Land use rights			50	$14,751,400	$14,712,441
Know-how technology	5	–	10	886,417	884,076
Customer lists			5	208,946	208,395
Covenants not to compete			5	113,666	113,366
Software			5	588,594	590,344
Trademarks			7	290,358	289,591
Total				16,839,381	16,798,213
Less: accumulated amortization				(2,031,112)	(1,877,610)
Intangible assets, net				$14,808,269	$14,920,603

Amortization expense of intangible assets for the three months ended March 31, 2013 and 2012, was $151,227 and $165,018, respectively.  Annual amortization expense for the next five years from March 31, 2013, is expected to be $526,840, $466,330, $438,010, $426,190 and $408,380, and $12,542,520 thereafter.

8. CONSTRUCTION IN PROGRESS

The Company had construction in progress of $1.30 million at March 31, 2013, consisting of three ongoing projects.

1) SmartHeat Energy is building a factory for a total estimated cost of $9.00 million, of which the Company paid $0.46 million as of March 31, 2013 and December 31, 2012. The Company temporarily halted construction on this factory because of the current economic and market conditions in China.

2) SmartHeat Siping has a construction project of $33,510 for the laying of a foundation for its machinery installation. This foundation project will be completed by the end of 2013.

3) Taiyu paid $.81 million for equipment and installation, this project was completed in July 2013 and is in the stage of final inspection by the authority.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

9. LONG TERM INVESTMENT

In April 2012, the Company invested $722,700 to establish XinRui. The Company owns 46% of XinRui and accounted for this investment under the equity method. The investment income from XinRui was $561 during the three months ended March 31, 2013.

The unaudited condensed Statement of Income of XinRui for the three months ended March 31, 2013 is  below:

Net Revenue	$40,119
Cost of Revenue	(2,370)
Gross Profit	37,749
Operating expenses	36,122
Income from operations	1,627
Non-operating income	-
Income tax expense	407
Net Income	$1,220

10. MAJOR CUSTOMERS AND VENDORS

Below is the table indicating the Company’s major customers that account for over 10% of the Company’s total sales. At March 31, 2013, the total accounts receivable balance due from these customers was $9,670,657. At December 31, 2012, the accounts receivable balance due from these customers was $5,957,687.

	Three months ended March 31,
	2013	2012
China Precision Optical Machinery Imports & Exports Co., Ltd.	28%	22%
Hengli Petrifaction (Dalian) Co., Ltd.	15%	26%
Daerkai Heating Electricity Co., Ltd.	11%	-
Inner Mongolia Xingtai Real Estate Development Co., Ltd.	10%	-

For the three months ended March 31, 2013 and 2012, no vendors accounted for over 10% of the Company’s total purchases.

11. TAXES RECEIVABLE

Taxes receivable consisted of the following at March 31, 2013:

2013
Income	$82,985
Value-added	1,192,572
Other	3,352
Total	$1,278,909

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

12. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Income	$-	$505,643
Value-added	3,465	101,195
Other	13,408	162,329
Total	$16,873	$769,167

13. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Advance from third parties	$21,742	$68,068
Payable to Siping Beifang	1,998,854	1,947,808
Payable for equipment purchase	313,452	312,624
Payable to employees	-	219,977
Other payables	1,951,537	1,332,414
Warranty reserve (See Note 2)	527,703	517,076
Accrued expenses	863,074	691,697
Total	$5,676,362	$5,089,664

Advance from third parties were short-term, non-interest-bearing advances from third parties due on demand. Other payables consisted of payables for the Company’s miscellaneous expenses including postage, business insurance, employee benefits, bidding fee, $100,000 payable to a consulting firm that was paid by a third party on behalf of the Company during 2012 (see “Note 15”), and payable for a credit line balance from Northtech (see “Note 15”). Accrued expenses mainly consisted of accrued payroll, interest and utility.

14. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued by a bank. The Company deposited a portion of the acceptance amount into the bank as collateral. The terms of the notes range from 3-6 months and bear no interest. At March 31, 2013 and December 31, 2012, the Company deposited $0.43 million and $0.37 million with the bank as restricted cash for the bank issuing the notes (See note 2). The restricted cash is refundable when the notes are repaid.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

15. LOANS PAYABLE

Short-Term Bank Loans

The Company was obligated for the following short-term loans as of March 31, 2013 and December 31, 2012:

	2013	2012	Subsidiary obligated
From a commercial bank in the PRC for RMB 50,000,000 entered into on February 17, 2012.The loan bore interest at 7.872% with maturity on January 16, 2013. The loan was repaid at maturity.	$-	$7,954,817	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on July 12, 2012. The loan bears interest at 7.87% with maturity on July 11, 2013. The loan was repaid at maturity.	1,595,176	1,590,963	Siping
From a commercial bank in the PRC for RMB 10,000,000 entered into on August 23, 2012. The loan bears interest at 6.30% with maturity on August 22, 2013. The loan was guaranteed by a third party.	1,595,176	1,590,963	Taiyu
From a commercial bank in the PRC for RMB 9,000,000 entered into on September 7, 2012. The loan bears interest at 6.3% with maturity on September 6, 2013. The loan was guaranteed by a third party.	1,435,659	1,431,867	Taiyu
From a commercial bank in the PRC for RMB 8,000,000 entered into on September 13, 2012. The loan bears interest at 6.3% with maturity on September 12, 2013. The loan was guaranteed by a third party.	1,276,140	1,272,771	Taiyu
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 21, 2012. The loan bears interest at 6.6% with maturity on August 20, 2013.	4,785,529	4,772,890	Taiyu
From a commercial bank in the PRC for RMB 9,600,000 entered into on September 13, 2012. The loan bore interest at 6.6% with maturity on March 3, 2013. This loan was guaranteed by accounts receivable. The loan was repaid at maturity.	-	1,527,325	Taiyu
From a commercial bank in the PRC for RMB 14,800,000 entered into on October 24, 2012. The loan bears interest at 6.6% with maturity on May 21, 2013. The loan was repaid at maturity.	2,360,861	2,354,626	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 30, 2012. The loan bears interest at 7.87% with maturity on November 29, 2013.	1,595,176	1,590,963	Siping
From a commercial bank in the PRC for RMB 13,000,000 entered into on December 12, 2011. The loan bears interest at 6.65% with maturity on October 26, 2013. This loan was pledged with Taiyu’s building and land.	2,073,729	2,068,252	Taiyu
From a commercial bank in the PRC for RMB 40,000,000 entered into on March 11, 2013. The loan bears interest at 6.60% with maturity on March 10, 2014.	6,380,705	-	Taiyu
From a commercial bank in the PRC for RMB 8,550,000 entered into on January 9, 2013. The loan bears interest at 6.00% with maturity on December 10, 2013.	1,363,876	-	Taiyu
	$24,462,027	$26,155,437

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee  of RMB 46 million ($7.32 million). The guarantee is for the loans entered or will be entered from February 20, 2012 to August 16, 2013 with the guarantee length equal to the loan term, the Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB 20 million ($3.18 million) to Lianoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee is for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company does not require Guorui to pay any guarantee fees.  The Company did not extend the guarantee term for Guorui after January 11, 2013.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

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

Borrowings under the Credit Facility are secured by the Company’s deposit accounts located in the United States, its trademarks in the PRC and 35% of its equity in each of its wholly-, directly owned subsidiaries.  An origination fee of 4% of the Committed Amount was accrued to Northtech upon the signing of the Credit Agreement. Borrowings bear interest of 1.25% per month, payable monthly, and the Credit Facility matured on April 30, 2013.  At the Company’s option, the maturity date of the Credit Facility may be extended for up to four successive 9-month periods for an extension fee of 4% of the Committed Amount for each extension. Generally, borrowings may be prepaid at any time without premium or penalty, provided however that if the Company prepays any amount due under the Credit Facility from the proceeds of another instrument or agreement of indebtedness, the Company shall pay a 10% prepayment fee.  All amounts due under the Credit Facility may, at the Company’s option, be paid in either cash or restricted shares of the Company’s common stock.  On December 21, 2012, the Company entered into an amendment to the credit and security agreement, which (1) redefined the “average shares price” average of the opening and closing price for each share of Borrower’s common stock (HEAT) on a trading day, or the average of the bid and ask prices if no share of the Borrower’s common stock is traded on such a trading day; provided that in no event shall the Average Share Price be lower than $0.50 or higher than $3.50; (2) raised the maximum credit line was up to $2.5 million; (3) changed the initial maturity date to April 30, 2014; (4) redefined the calculation of the Restricted Shares of common stock if repaid by Restricted Shares; (5) redefined the purpose of the proceeds of the credit line; (6) raised the security interest 35% to 55% of its equity interests in each of its wholly, directly owned subsidiaries.

On December 21, 2012, the Company’s Board of Director (“BOD”) approved the issuance of 1,300,000 Restricted Shares of Common Stock to Northtech in cancellation of $1,301,300 of indebtedness under the Credit Facility.  The balance owing to Northtech under the Credit Agreement as of March 31, 2013 and December 31, 2012 was $387,209 and $83,537, respectively, and was recorded as other payable.  The Company amortized $18,145 of the $100,000 extension fee during the three months ended March 31, 2013, $73,589 will be amortized in one year and $6,048 will be amortized after one year, the unamortized extension fee was recorded as prepaid expense. On June 25, 2013, the Board approved an amendment to the Credit Agreement, which provides, among other matters, for the reduction of the interest rate to 10% per year, compounded quarterly, effective as of January 1, 2013.

16. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe and SmartHeat Pump, and bad debt allowance and provision of inventory impairment booked by the Company which was not allowed per tax purpose. As of March 31, 2013 and December 31, 2012, deferred tax asset (liability) consisted of the following:

	2013	2012
Deferred tax asset - current (bad debt allowance)	$4,765,184	$5,147,303
Deferred tax asset - current (inventory allowance)	2,251,027	959,388
Deferred tax asset – current (allowance to other receivable)	1,143,339	-
Deferred tax asset – current (allowance for advance to supplier)	857,041	-
Deferred tax asset – current (reserve for warranty)	101,934	-
Less: valuation allowance	(9,118,525)	(6,106,691)

Deferred tax liability - noncurrent (depreciation of fixed assets)	$(70,577)	$(93,054)

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

17. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat, the parent company, was incorporated in the U.S. and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $4.92 million at March 31, 2013, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance has been provided.

Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate tax adjustments. Under the Income Tax Law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Taiyu has been classified as a high-tech enterprise since 2009 and eligible for an income tax rate of 15% through 2013. The local PRC government reviews the high-tech status of such enterprises annually. The income tax rate for SanDeKe is 13% for 2012, because of its foreign-invested enterprise status, and its income tax rate increased to 24% in 2013.

SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Pump, Ruicheng and SmartHeat Trading are subject to the regular 25% PRC income tax rate. SmartHeat Germany is subject to a 15% corporate income tax in Germany.

Consolidated foreign pretax loss approximated $12.68 million and $6.74 million for the three months ended March 31, 2013 and 2012, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are invested indefinitely outside the United States. At March 31, 2013, approximately $14.97 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $2.68 million would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for the three months ended March 31, 2013 and 2012:

	2013	2012
U.S. statutory tax (benefit) rates	(34.0)%	(34.0)%
Tax rate difference	9.0%	8.8%
Effect of tax holiday	(0.9)%	6.0%
Permanent difference - goodwill impairment	-%	-%
Other	-%	-%
Valuation allowance	25.7%	18.9%
Tax benefit per financial statements	(0.2)%	(0.3)%

The income tax (benefit) for the three months ended March 31, 2013 and 2012, consisted of the following:

	2013	2012
Income tax expense - current	$245	$656
Income tax benefit - deferred	(22,689)	(24,760)
Total income tax benefit, net	$(22,444)	$(24,104)

 SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

18. STATUTORY RESERVES AND RESTRICTED NET ASSETS

The Company’s ability to pay dividends primarily depends on the Company receiving funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s PRC subsidiaries.

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the board of directors for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment and Ruicheng were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. As of March 31, 2013, the Company has met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40.00 million in registered capital by April 2015 (see Note 21).

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

19. STOCKHOLDERS’ EQUITY

Stock Options to Independent Directors and Officer

On July 17, 2008, the Company granted non-statutory stock options to each of its two independent U.S. directors. The terms of each option are 1,000 shares at an exercise price per share of $46.00, with a life of five years and vesting over three years as follows: 333 shares vested on July 17, 2009; 333 shares vested on July 17, 2010; and 334 shares vested on July 17, 2011, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 15%, risk-free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options.

On February 1, 2010, the Company issued stock options to an officer. The terms of the options are 5,000 shares at an exercise price per share of $118.50, with a life of five years and vesting over two years as follows: 2,500 shares vested on June 30, 2011, and 2,500 shares vested on June 29, 2012. The options were valued using a volatility of 74%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant-date FV of the options was $367,107. On May 25, 2012, the officer resigned from his position as VP of Strategy and Development of the Company, and was not entitled to the remaining unvested options. The remaining obligations of the Company to the officer were released pursuant to the severance agreement and mutual release.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

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

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at December 31, 2011	6,000	106.40	2.83
Exercisable at December 31, 2011	3,500	97.80	2.65
Granted	-	-	-
Exercised	-	-	-
Forfeited	2,500	118.50	-
Outstanding at December 31, 2012	3,500	$97.80	1.65
Exercisable at December 31, 2012	3,500	$97.80	1.65
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2013	3,500	$97.80	1.40
Exercisable at March 31, 2013	3,500	$97.80	1.40

There were no options exercised during the three months ended March 31, 2013 and 2012. The Company recorded $0 and $19,167 as compensation expense for stock options during the three months ended March 31, 2013 and 2012, respectively.

Common Stock Issued

On October 10, 2012, the BOD approved the issuance of 300,000 shares of stock to a consulting firm at $0.05 per share in accordance with the restructuring agreement with the consulting firm (see “Restructuring Agreement with a Consulting Firm” below). The FV of the shares issued was $15,000 at the issuance date. The Company and the consulting firm mutually agreed in good faith that $0.05 per share was the FV of such restricted stock. The determination of FV was based on the market price of the Company’s common stock, the volatility of the market price, the irregularity of trading in the Company’s common stock, the absence of a stable trading market, the market’s concern of NASDAQ and SEC view toward “reverse merger companies,” the Company’s financial condition, the Company’s negative cash flow, the Company’s limited control over the management or operations of its subsidiaries, the Company’s commitment to fund substantial registered capital commitments to its subsidiaries, the transfer and sale restrictions applicable to the restricted stock, the restrictions on voting rights of such restricted stock, and limitations on the right to distributions on, and capital appreciation of, the restricted stock as the share could be bought back by the Company.

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

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

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

20. OTHER INCOME

The Company had net other income, of $310,298 and $1,162,964 for the three months ended March 31, 2013 and 2012, respectively.  The other income  for the three months ended March 31, 2013 consisted of income (net), from selling of raw material of $133,456; income (net) from after-sales services of $33,243, government subsidy of $39,818 and other non-operating income of $103,781.  The other income  for the three months ended March 31, 2012 consisted of income (net), from selling of raw material of $129,200; income from providing technical service of $451,054; income (net) from after-sales service of $201,370 and other  income of $381,340.

21. COMMITMENTS

Executive Agreements

On July 10, 2012, SmartHeat entered into an agreement with Mr. Oliver Bialowons, the Company’s President, effective as of May 25, 2012 for a one-year term, and continued on a month-to-month basis thereafter, subject to termination by either party at any time. Mr. Bialowons was compensated at $20,000 per quarter during 2012. On December 11, 2012, the Company issued 100,000 restricted shares of common stock at $0.05 per share to the Oliver Bialowons in accordance with the Executive Agreement after the issuance was approved by the Company’s stockholders and Mr. Bilaowons paid consideration of $0.05 per share.

The shares are restricted from being sold or transferred to more than aggregate of 10 persons or entities, until June 30, 2017. The Company has the option to repurchase the shares for $0.20 per share until January 31, 2013, $0.40 per share until September 30, 2013, $0.60 per share until June 30, 2014, and $0.80 per share until January 31, 2016.

Lease Agreements

The Company leased offices for its sales representative in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the three months ended March 31, 2013 and 2012, was $132,359 and $93,500, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow for the allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy, a wholly owned subsidiary in Shenyang with registered capital of $30 million, subsequently satisfied out of the registered capital of SmartHeat Investment, for the research, development, manufacturing and sale of energy products. As of March 31, 2013, the Company is committed to contribute the remaining $40 million in registered capital to SmartHeat Investment by April 2015. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date. The Company has no present plans to sell any of its assets or to pursue any of the options mentioned above. If the Company is unable to make the required capital contribution to registered capital, the Company may apply to extend the payment period, typically granted for six months or more, or otherwise reduce the amount of registered capital to the amount already contributed.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 and 2012 (UNAUDITED) AND DECEMBER 31, 2012

Restructuring Agreement with a Consulting Firm

On April 23, 2012, the Company entered into an agreement (“Agreement”) with Nimbus Restructuring Manager LLC (“Nimbus”), for advice on raising capital and restructuring the Company to maximize value for the benefit of all of the stockholders of the Company. The agreement ran to January 23, 2013.

Upon execution of the Agreement, the Company paid  $200,000 as a deposit and a $50,000 advance for future expenses incurred by Nimbus. Additionally, the Company paid $70,000 per month for 6 months. An additional $600,000 is to be paid upon the completion of the Company’s restructuring to the satisfaction of the Board.

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

On May 9, 2013, the Company entered a Restated Restructuring Agreement with Nimbus, which was intended to be a legally binding restatement of the Restructuring Agreement entered on April 23, 2012. Pursuant to the Restated Restructuring Agreement, the term was extended for an additional 12 monthly periods until January 22, 2014. A monthly service fee of $30,000 is to be paid on the first day of each month for 10 months through November 2013. The Company has paid four such monthly payments as of May 21, 2013. In addition, a $300,000 termination fee will be paid on the earlier of the expiration of the stated term or the termination by the Company.

22. CONTINGENCIES

Certain of the Company’s bank loans were guaranteed for repayment by a third party. The guarantee term is same as the loan term and the Company is not required to pay for this guarantee service as the Company provides the same guarantee service to loans of the third party. As of March 31, 2013 and December 31, 2012, the Company has signed a contract to provide guarantees of up to RMB 20 million ($3.18 million) in loans for the third party, respectively. (See Note 15 – Loans Payable).

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

Legal Proceedings

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang, Smartheat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both for violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint on the grounds that the plaintiffs did not, in fact, allege that a member of our senior management team had sold their shares.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

The comments made throughout this Quarterly Report should be read in conjunction with our Financial Statements and the Notes thereto, and other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words, “believes,” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from projected results, due to a number of factors beyond our control. We do not undertake to publicly update or revise any of our forward-looking statements, even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider our discussions regarding the various factors that affect our business, which are described in this section and elsewhere in this report, and those listed in our other SEC filings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Through our subsidiaries we design, manufacture and sell clean technology plate heat exchangers (“PHE”), heat pumps (“HPs”) and related systems marketed principally in the People’s Republic of China (“PRC”). Our subsidiaries’ products are used in the industrial, residential and commercial markets to improve energy utilization and efficiencies, and to reduce pollution by reducing the need for coal-fired boilers. Our subsidiaries design, manufacture, sell and service PHEs, PHE Units, which combine PHEs with various pumps, temperature sensors, valves and automated control systems in systems custom designed by our in-house engineers, heat meters and heat pumps for use in commercial and residential buildings. Our subsidiaries also design, manufacture and sell spiral heat exchangers and tube heat exchangers. Our subsidiaries’ products and systems are an increasingly important element in providing a clean technology, mission-critical solution to energy consumption and air pollution problems in China and are commonly used in a wide variety of industrial processes where heat transfer is required. Common applications include energy conversion for heating, ventilation and air conditioning, or HVAC, and industrial use in petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. Our subsidiaries sell their products under the SmartHeat and Taiyu brand names and also sell PHEs under the Sondex brand name as an authorized dealer of Sondex PHEs in China.

In addition, we offer HPs in China and in Germany under the Gustrower brand name.  Our subsidiaries design and build HPs specific to customer specifications and particular operating conditions and are known for their high quality and efficiency. Our subsidiaries produce HPs in a range of sizes that have applications in both the industrial and residential settings. We believe our subsidiaries’ HPs reduce the cost of heating and cooling by using recycled air as a heat source thereby reducing heat loss promoting energy saving and efficiency.

We are a U.S. holding company with no material assets other than the ownership interests of our subsidiaries through which we design, manufacture and sell our clean technology PHEs, HPs and related systems. We were incorporated in the State of Nevada on August 4, 2006, under the name Pacific Goldrim Resources, Inc., as an exploration stage corporation with minimal operations to engage in the exploration for silver, lead and zinc. On April 14, 2008, we changed our name to SmartHeat Inc. and entered into a Share Exchange Agreement to acquire Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd., subsequently renamed SmartHeat Taiyu (Shenyang) Energy Technology Co., Ltd., or Taiyu, a privately held Sino-foreign joint venture (“JV”) company formed under the laws of the PRC on July 24, 2002, and engaged in the design, manufacture, sale and servicing of plate heat exchange products in China. The Share Exchange Agreement was entered into by SmartHeat, Taiyu and the shareholders of Taiyu. We received PRC government approval on May 28, 2008, of our subscription for 71.6% of the registered capital of Taiyu, and approval on June 3, 2009, of the transfer of the remaining 28.4% ownership of Taiyu from the original JV shareholders who had received shares of our common stock in the Share Exchange. As a result of the Share Exchange Agreement and subsequent transactions contemplated thereby, and receipt of the above PRC government approvals, Taiyu became our wholly foreign-owned enterprise, or WFOE.

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

On March 1, 2011, we entered into a purchase agreement to acquire 95% of the equity in Shenyang Bingchuan Refrigerating Machine Limited Company, a Shenyang-based state-owned heat pump manufacturer and designer subsequently renamed SmartHeat (Shenyang) Heat Pump Technology Co., Ltd., or SmartHeat Pump. In late 2011, we increased our ownership percentage of SmartHeat Pump to 98.8%. On March 3, 2011, we completed the acquisition of Gustrower Warmepumpen GmbH, subsequently renamed SmartHeat Deutschland GmbH, or SmartHeat Germany, a designer and manufacturer of high efficiency heat pumps in Germany, to extend our clean technology heating solutions into the rapidly growing heat pump markets in Europe and China. We subsequently transferred ownership of SmartHeat Germany to SmartHeat Pump. In April 2012, we invested RMB 4,600,000 ($0.72 million) to establish a new JV named Urumchi XinRui Technology Limited Liability Company (“XinRui”). We own 46% of XinRui. Xinrui primarily conducts research and development, but also produces and sells heat meters and automatic controls or heat supply networks.

The following chart displays our subsidiaries according to which operating segment they operate in:

Plate Heat Exchangers (PHE)	Heat Pumps (HP)
SmartHeat Taiyu (Shenyang) Energy Technology Co., Ltd.	SmartHeat (China) Investment Co., Ltd.
SanDeKe Co., Ltd.	SmartHeat (Shenyang) Heat Pump Technology Co., Ltd.*
SmartHeat (Shenyang) Energy Equipment Co., Ltd.*	SmartHeat Deutschland GmbH*
SmartHeat Siping Beifang Energy Technology Co., Ltd.	SmartHeat (Shanghai) Trading Co., Ltd.
Hohhot Ruicheng Technology Co., Ltd.	Beijing SmartHeat Jinhui Energy Technology Co., Ltd.

*Indicates a subsidiary of a subsidiary.  All other entities are directly owned by SmartHeat Inc.

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

In response to inflationary concerns, the PRC government tightened fiscal policies beginning in 2011 that contributed to a slowdown in many sectors of China’s economy and restricted bank lending practices. China’s economy grew at its slowest pace in three years during 2012 according to the National Bureau of Statistics of China. This slow growth continued into the first quarter of 2013. Historically, approximately 40% of our customers, representing the majority of our total sales, consist of state-owned enterprises in China. Many of these customers, the majority of which are real estate developers, encountered difficulties in 2011 and 2012 in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our products. These conditions continued into 2013. Accordingly, the continued deflationary policy of the PRC government affected the number of new sales of our PHEs and PHE Units as certain state-owned enterprises deferred bidding for new projects because of their working capital difficulties or abandoned existing projects. The decline in new projects among state-owned enterprises and increased peer competition contributed to a decline in sales of our PHEs and PHE Units in 2011, 2012 and the first quarter of 2013. We also canceled contracts in 2011 with certain of these state-owned customers that were unable to make payments or that had requested adjustments to their payment terms in response to their financial difficulties. Although these events caused a decrease in our sales in 2011, 2012 and into 2013, a portion of the canceled PHE and PHE Unit orders were reinstated in 2012, and we expect that additional orders and contracts that were canceled or partially delayed will be performed in 2013, reducing the impact of the drop in our sales over the long term. Furthermore, the PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, which we believe will continue to drive demand for our clean technology heat transfer products.

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

The economic conditions our subsidiaries faced in 2011, 2012 and in the first quarter of 2013, made it impossible for our subsidiaries to pay dividends to our U.S. parent company, which is dependent upon such dividends to meet its financial obligations.  Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as detailed in Note 18 to our financial statements. As a result, we sought alternative sources of capital for our U.S. parent company. On July 27, 2012, we entered into a secured, revolving credit facility with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha.  Jane Ai, our Corporate Secretary, is also a part owner of Northtech.  As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed maturing on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we repaid $1,300,000 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders. As of March 31, 2013, the balance owing to Northtech under the Credit Agreement was $387,209.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances of $29.3 million and $28.2 million at March 31, 2013 and December 31, 2012, respectively.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets, which include tangible assets, such as property, plant and equipment, goodwill and other intangible assets, whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows expected to be generated by the long-lived assets, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on fair value (“FV”), generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. The following are indicators management considers in determining whether it is necessary to test assets for impairment in accordance with ASC 360-10-35-21:

●	Significant decrease in the market price of a long-lived asset or asset group;
●	Significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition;
●	Significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator;
●	Accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group;
●
Current-period operating or cash flow loss combined with a history of operating or cash flow losses, or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; and

●	Current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

We evaluate goodwill and intangible assets with indefinite lives for impairment annually using a two-step approach. Based on this valuation approach, we concluded the goodwill balance of $2.1 million for SmartHeat Germany was impaired as of December 31, 2012. Based on our review, we believe that, as of March 31, 2013 and December 31, 2012, there were no significant impairments of our other long-lived assets.

Revenue Recognition

Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605). Sales revenue is recognized when PHEs, heat meters and HPs are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue under “Advance from customers.”

Our agreements with our customers generally provide that 30% of the purchase price is due upon placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date. Due to the slowdown of the Chinese economy and tightened monetary policy, and in order to attract and retain customers, the Company’s subsidiaries have adjusted their contract and payment terms on a case-by-case basis to permit for more flexible and longer payment terms.

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

We charge for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. We recognize such revenue when service is provided. The revenue earned from these services was not material during the three months ended March 31, 2013 and 2012.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (ASC Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, the new ASU requires entities to disclose in a single location (either on the face of the financial statement that reports net income or in the notes) the effects of reclassifications out of accumulated other comprehensive income (AOCI). For items reclassified out of AOCI and into net income in their entirety, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items that are not reclassified in their entirety into net income, entities must provide a cross-reference to other required U.S. GAAP disclosures. There is no change in the requirement to present the components of net income and other comprehensive income in either a single continuous statement or two separate consecutive statements.  The ASU does not change the items currently reported in other comprehensive income.

For public entities, the new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years (i.e., the first quarter of 2013 for entities with calendar year-ends). The ASU applies prospectively, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Results of Operations

Three months ended March 31, 2013, Compared to the Three months ended March 31, 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2013		2012
	$	% of Sales	$	% of Sales
Sales	$6,168,431		$6,746,398
Cost of sales	8,945,191	145%	5,074,937	75%
Gross profit (loss)	(2,776,760)	(45)%	1,671,461	25%
Operating expenses	10,036,338	163%	9,546,867	142%
Loss from operations	(12,813,098)	(208)%	(7,875,406)	(117)%
Non-operating income (expenses), net	(77,962)	(1)%	861,047	13%
Income tax benefit	(22,444)	0.4%	(24,104)	0.4%
Noncontrolling interest	(44,742)	(1)%	(57,790)	(1)%
Net Loss to SmartHeat Inc.	$(12,823,874)	(208)%	$(6,932,465)	(103)%

Sales. Net sales in the three months ended March 31, 2013, were $6.17 million, consisting of $2.00 million for PHEs, $3.87 million for PHE Units, $0.15 million for heat meters and $0.15 million for HPs, while net sales in the three months ended March 31, 2012, were $6.75 million, consisting of $3.40 million for PHEs, $2.83 million for PHE Units, $0.03 million for heat meters and $0.49 million for HPs, an overall decrease of $0.58 million or 9%. The 9% decrease in total revenue was due primarily to the decrease in sales volume in the three months ended March 31, 2013, compared to 2012. Sales volume of PHEs, PHE Units, heat meters and HPs decreased 46%, 4%, 85% and 36%, respectively, in the first quarter of 2013 compared to 2012.  The decrease in sales volume in the three months ended March 31, 2013 compared to 2012 resulted from the continued effects of a tightened fiscal policy in China, which has contributed to a slowdown in many sectors of China’s economy, restricted bank lending practices and negatively impacted certain projects of our customers, especially the customers of industrial-used heat plates. The PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, however, which we believe will continue to drive demand for our clean technology heat transfer products.

We have a review process for approving each sales contract, especially with respect to sales price. Sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending primarily on each customer’s specific requirements and our negotiation of the contract amount and term. The approximately 5% decrease in average selling price for PHE during the first quarter of 2013, combined with fewer units sold, resulted in reduced revenue from 2012.

Cost of Sales. Cost of sales (“COS”) was $8.95 million in the three months ended March 31, 2013, compared to $5.07 million in 2012, an increase of $3.87 million or 76%. The increase in our COS is attributable to an increased inventory impairment provision. We reserved $4.93 million (consisting of $4.85 million for PHEs and related products and $0.08 million for HPs and related products) for inventory impairment provision during the three months ended March 31, 2013, compared with $0.12 million for the same period in 2012.  COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 42% of total cost, while factory overhead cost was 47% and labor was 11% during the three months ended March 31, 2013.  In response to current activity levels and to improve overall profitability, we implemented new systems and controls over our purchasing process and raw materials pricing. Our materials cost as a percentage of total costs decreased to 42% from the typical 65% as a result of decreased production and sales volume.  However, with the decrease in production volume in the three months ended March 31, 2013, the proportion of factory overhead and manufacturing expense as a percentage of total cost increased significantly, from 31% in the three months ended March 31, 2012, to 47% in the same period of 2013.  Combined with a significant increase in inventory impairment provision, the COS as a percentage of sales was 145% in the three months ended March 31, 2013 comparing with 75% for the same period of 2012.

We performed an inventory impairment assessment as of March 31, 2013, and December 31, 2012, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. A portion of the canceled orders from 2011 for PHEs and PHE Units were reinstated, and we believe that additional orders and contracts that were canceled or partially delayed to be performed in late 2012 and 2013 will result in our gradual consumption of  finished goods which otherwise requiring impairment as we fulfill these delayed and reinstated contracts along with new orders. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment provision of $10,386,583 and $5,433,879 as of March 31, 2013 and December 31, 2012.

Gross Profit. Gross profit (loss) was $(2.78) million in the three months ended March 31, 2013, compared to $1.67 million in 2012. Profit margin was (45)% and 25% for the three months ended March 31, 2013 and 2012 respectively. The decrease in gross profit margin in the three months ended March 31, 2013 was primarily due to increased inventory impairment provision which was recorded in COS.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $10.04 million in three months ended March 31, 2013, compared to $9.55 million in 2012, an increase of $0.49 million or 5%. Operating expenses as a percentage of sales were 163% in the three months ended March 31, 2013, compared to 142% in 2012. The increase in operating expenses mainly resulted from: bad debt allowance for accounts and other receivables and allowance for advances to suppliers in the aggregate amount of $6.0 million for the three months ended March 31, 2013 compared with $2.5 million for the same period of 2012.

We recorded a bad debt allowance of $1.1 million (consisting of $0.9 million for PHEs and related products and $0.2 million for HPs and related products), $3.7 million (consisting of $3.6 million for PHEs and related products and $56,000 for HPs and related products), and $1.2 million (consisting of $(1.1) million for PHEs related and $2.3 million for HPs related), for accounts receivable, other receivables and advances to suppliers, respectively, for the three months ended March 31, 2013, compared with $2.1 million for bad debt allowance for accounts receivable, $0.39 million for bad debt allowance for other receivables, and $0 for allowance for advance to suppliers for the same period of 2012. The increased bad debt allowance for accounts and other receivables was primarily attributable to payment delays caused by the working capital difficulties of many of our state-owned customers. Due to the deflationary fiscal policy of the PRC government in 2012 that continued into 2013, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, both of which typically are used to finance the purchase of our products, which resulted in unexpected delays in the payment of our accounts receivable in a timely manner. Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due. We believe the stringent fiscal policy impacting our customers in China will be temporary and the expansion and training of our marketing team and other employees will increase sales and improve the efficiency of our operations.

Non-operating income (expenses), net. Our net non-operating expenses for the three months ended March 31, 2013 was $(77,962) compared to net non-operating income of $0.86 million for 2012, an increase of expenses of $0.94 million or 109%. The increase was due mainly to increased interest expense of $343,811 for the three months ended March 31, 2013, compared with $282,580 for the same period of 2012, We had net other income, of $310,298 and $1,162,964 for the three months ended March 31, 2013, and 2012, respectively.  The net other income of $310,298 for the three months ended March 31, 2013 mainly consisted of income (net), from selling of raw material of $133,456; income (net) from after-sales services of $33,243, government subsidy of $39,818 and other non-operating income of $103,781.  The net other income of $1,162,964 for the three months ended March 31, 2012, mainly consisted of income (net), from selling of raw material of $129,200; income from providing technical service of $451,054; income (net) from after-sales service of $201,370 and other non-operating income of $381,340.

Income tax expense (benefit). We had income tax benefit of $22,444 for the three months ended March 31, 2013, compared to $24,104 for 2012. The effective income tax rate to taxable loss for the three months ended March 31, 2013, was 0.2% compared to 0.3% for 2012.

Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments. Taiyu has been classified as a high-tech enterprise since 2009 and is eligible for an income tax rate of 15% through 2013. The local PRC government reviews the high-tech status of such enterprises annually. The income tax rate for SanDeKe is 24% and 13% for 2013 and 2012, respectively, because of its foreign-invested enterprise status.

SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Pump, Ruicheng and SmartHeat Trading are subject to the regular 25% PRC income tax rate. SmartHeat Germany is subject to a 15% corporate income tax in Germany.

Net Loss. Our net loss for the three months ended March 31, 2013, was $12.82 million compared to net loss of $6.93 million for the same period of 2012, an increase of $5.89 million or 85%. Net loss as a percentage of sales was 208% in the three months ended March 31, 2013, and net loss as a percentage of sales was 103% in 2012. This increase in net loss was attributable to decreased net sales, increased inventory impairment provision, and increased operating expenses as a percentage of sales, including increased provision for bad debts and advance to suppliers.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and equivalents of $15.06 million. Working capital was $69.02 million at March 31, 2013. The ratio of current assets to current liabilities was 2.48:1 at March 31, 2013.

Presently, the Company’s U.S. parent company is experiencing difficulty up streaming cash. As a consequence, the Company obtained a revolving line of credit providing for borrowings of up to $2.5 million, to address the cash needs of the Company’s U.S. parent. As of March 31, 2013, the Company issued 1,300,000 Restricted Shares of Common Stock in cancellation of $1,301,300 of indebtedness under the Credit Facility.  The remaining balance under the Credit Agreement as of March 31, 2013 was $387,209.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2013 and 2012:

	2013	2012
Cash provided by (used in):
Operating activities	$(1,541,126)	$(347,377)
Investing activities	$(238,644)	$(2,899,100)
Financing activities	$(1,459,974)	$6,620,156

Net cash flow used in operating activities was $1.54 million (of which, $1.03 million was for PHEs and related products and $0.44 million was for HPs related products) in the three months ended March 31, 2013, compared to net cash flow used in operating activities of $0.35 million in 2012. The increase in net cash outflow in operating activities was due mainly to significant decreased net income, cash outflow of $7.13 million in inventory in the three months ended March 31, 2013, whereas we had cash outflow of $0.78 million in inventory in the comparable period of 2012, despite $6.92 million from accounts receivable in the three months ended March 31, 2013, compared with $4.97 million in 2012, and less payment of advance to suppliers in the three months ended March 31, 2013.

Net cash flow used in investing activities was $0.24 million in the three months ended March 31, 2013, compared to net cash used in investing activities of $2.90 million in 2012. In the three months ended March 31, 2013, we had $0.27 million cash inflow from note receivable, offset with $0.25 million cash outflows for restricted cash, $0.26 million for purchase of fixed assets; while in 2012, we had $1.94 million cash outflow for restricted cash, $0.81 million for construction in progress and $0.96 million for advance for equipment purchase, despite $0.83 million cash inflow from notes receivable.

Net cash flow used by financing activities was $1.46 million in the three months ended March 31, 2013, compared to net cash provided by financing activities of $6.62 million in 2012. The cash outflow in 2013 consisted primarily of proceeds from a short-term loan of $22.82 million, but offset by repayment on short-term loans of $24.28 million. In the three months ended March 31, 2012, we had $7.93 million in proceeds from short-term loans, but partially offset with  $1.31 million cash outflow for payment of notes payable.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date, or up to 2 heating seasons. Our receipts from sales of our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation, testing times and warranty periods. For example, PHEs and HPs are less complex than PHE Units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We experience payment delays from time to time, which historically have been from 1 to 3 months from the due date, but given the temporary financial difficulties in 2013 and 2012 of some of our state-owned customers resulting from tightened fiscal policies in China, we have experienced longer payment delays from these customers. Our accounts receivable and inventory turnover are relatively low and days sales outstanding ratio relatively high. Consequently, collection on our sales is slow and capital is tied up in inventories, which may result in pressure on cash flows. The low accounts receivable turnover and high days outstanding in the three months ended March 31, 2013, was due primarily to the temporary financial difficulties of some of our state-owned customers that resulted in delays in payment. The low inventory turnover rate in the three months ended March 31, 2013, was due to decreased sales volume from our state-owned customers in China having temporary financial difficulties, which resulted in an unexpected cancelation of orders and delays in the performance of PHE and PHE Unit contracts.

As of March 31, 2013, we had gross accounts receivable of $58,411,864, of which $2,451,489 was with aging within 30 days, $4,347,024 was with aging between 31 and 90 days, $16,544,884 was with aging between 91and 180 days, $15,459,840 was with aging between 181 and 360 days, and $19,608,628 was with aging over 360 days. At March 31, 2013, net accounts receivable was $24,331,350, or gross accounts receivable of $58,411,864 less bad debt allowance of $29,344,445, unearned interest of $12,565 and total retention receivables of $4,723,504.

Our accounts receivable typically remain outstanding for a significant period of time based on the standard payment terms with our customers described above. The increase in amount of accounts receivable outstanding for more than 180 days in 2013 and 2012 was due mainly to payment delays from certain state-owned customers that experienced working capital difficulties because of the current deflationary fiscal policy of the PRC government. Bad debt allowance was reserved in accordance with the Company’s accounting policy, though the Company continues to work to collect all funds due.

We recognize the final 5-10% of the purchase price as retention receivable, which is due no later than the termination of our warranty period. The deferral of the final payment is a common practice in the heating manufacturing business in China. Sometimes our customers are required to deposit 5-10% of the sales price on high value products, like an assembled heat exchanger unit or the main part of a PHE, into designated bank accounts as restricted cash for securing the payment after such period expires. Based on our historical experience, there have been no defaults on such deferrals. Therefore, we believe the potential risks and uncertainty associated with defaults on such receivables are not material. As of March 31, 2013, the Company collected 15% of the accounts receivable that were outstanding as of December 31, 2012.

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

Contractual Obligations

The Company was obligated for the following short-term loans as of March 31, 2013 and December 31, 2012:

	2013	2012
From a commercial bank in the PRC for RMB 50,000,000 for Taiyu, entered into on February 17, 2012.The loan bore interest at 7.872% with maturity on January 16, 2013. The loan was repaid at maturity.	$-	$7,954,817
From a commercial bank in the PRC for RMB 10,000,000 for Siping, entered into on July 12, 2012. The loan bears interest at 7.87% with maturity on July 11, 2013. The loan was repaid at maturity.	1,595,176	1,590,963
From a commercial bank in the PRC for RMB 10,000,000 for Taiyu, entered into on August 23, 2012. The loan bears interest at 6.30% with maturity on August 22, 2013. The loan was guaranteed by a third party.	1,595,176	1,590,963
From a commercial bank in the PRC for RMB 9,000,000 for Taiyu, entered into on September 7, 2012. The loan bears interest at 6.3% with maturity on September 6, 2013. The loan was guaranteed by a third party.	1,435,659	1,431,867
From a commercial bank in the PRC for RMB 8,000,000 for Taiyu, entered into on September 13, 2012. The loan bears interest at 6.3% with maturity on September 12, 2013. The loan was guaranteed by a third party.	1,276,140	1,272,771
From a commercial bank in the PRC for RMB 30,000,000 for Taiyu, entered into on August 21, 2012. The loan bears interest at 6.6% with maturity on August 20, 2013.	4,785,529	4,772,890
From a commercial bank in the PRC for RMB 9,600,000 for Taiyu, entered into on September 13, 2012. The loan bore interest at 6.6% with maturity on March 3, 2013. This loan was guaranteed by accounts receivable. The loan was repaid at maturity.	-	1,527,325
From a commercial bank in the PRC for RMB 14,800,000 for Taiyu, entered into on October 24, 2012. The loan bears interest at 6.6% with maturity on May 21, 2013. The loan was repaid at maturity.	2,360,861	2,354,626
From a commercial bank in the PRC for RMB 10,000,000 for Siping, entered into on November 30, 2012. The loan bears interest at 7.87% with maturity on November 29, 2013.	1,595,176	1,590,963
From a commercial bank in the PRC for RMB 13,000,000 for Taiyu, entered into on December 12, 2011. The loan bears interest at 6.65% with maturity on October 26, 2013. This loan was pledged with Taiyu’s building and land.	2,073,729	2,068,252
From a commercial bank in the PRC for RMB 40,000,000 for Taiyu, entered into on March 11, 2013. The loan bears interest at 6.60% with maturity on March 10, 2014.	6,380,705	-
From a commercial bank in the PRC for RMB 8,550,000 for Taiyu, entered into on January 9, 2013. The loan bears interest at 6.00% with maturity on December 10, 2013.	1,363,876	-
	$24,462,027	$26,155,437

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee amount of RMB 46 million ($7.32 million). The guarantee is for the loans entered or will be entered from February 20, 2012 to August 16, 2013 with the guarantee length equal to the loan term, the Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB 20 million ($3.18 million) to Lianoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee is for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company does not require Guorui to pay any guarantee fees.  The Company did not extend the guarantee term for Guorui after January 11, 2013.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business.

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

SMARTHEAT INC.
(Registrant)
Date: August 15, 2013	By:	/s/ Oliver Bialowons
Oliver Bialowons President (Principal Executive Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Acting Chief Accountant pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of President and Acting Chief Accountant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith