Form 10-Q
period 2013-09-30
SMARTHEAT INC.
filed 2013-11-27
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110141
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

As of November 25, 2013, there were 6,033,399 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash & equivalents	$9,052,377	$18,336,163
Restricted cash	1,959,978	994,455
Accounts receivable, net	18,633,221	32,250,817
Retentions receivable	4,074,652	3,812,376
Advances to suppliers, net	6,549,923	3,279,007
Other receivables (net), prepayments and deposits	5,125,831	6,467,280
Inventories, net	56,616,854	58,297,562
Taxes receivable	1,174,579	-
Notes receivable - bank acceptances	841,686	2,797,551

Total current assets	104,029,101	126,235,211

NONCURRENT ASSETS
Long term investment	883,039	865,773
Restricted cash	140,805	36,592
Retentions receivable	-	421,731
Advance to supplier for equipment	-	1,744,056
Construction in progress	1,327,889	1,298,841
Property and equipment, net	10,629,132	10,947,480
Intangible assets, net	14,827,765	14,920,603

Total noncurrent assets	27,808,630	30,235,076

TOTAL ASSETS	$131,837,731	$156,470,287

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,409,609	$8,574,981
Advance from customers	7,727,253	5,481,960
Taxes payable	120,800	769,167
Accrued liabilities and other payables	7,109,583	5,006,127
Notes payable - bank acceptances	1,345,783	736,698
Loans payable	27,777,428	26,155,437

Total current liabilities	51,490,456	46,724,370

CREDIT LINE PAYABLE	822,262	83,537

DEFERRED TAX LIABILITY	32,511	93,054

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 6,133,399 and 5,733,399 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	6,133	5,733
Paid-in capital	103,817,158	103,607,559
Statutory reserve	5,538,596	5,396,014
Accumulated other comprehensive income	13,309,564	11,273,497
Accumulated deficit	(44,206,607)	(11,771,349)

Total Company stockholders' equity	78,464,844	108,511,454

NONCONTROLLING INTEREST	1,027,658	1,057,872

TOTAL EQUITY	79,492,502	109,569,326

TOTAL LIABILITIES AND EQUITY	$131,837,731	$156,470,287

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)

Net sales	$27,059,624	$25,368,104	$13,168,201	$13,639,258
Cost of goods sold	24,213,253	19,393,990	9,948,025	9,657,574

Gross profit	2,846,371	5,974,114	3,220,176	3,981,684

Operating expenses
Selling	4,668,946	9,375,039	1,426,415	2,006,174
General and administrative	7,068,639	8,008,870	2,249,965	2,881,055
Provision for bad debts	21,521,707	6,771,460	9,233,763	538,037
Provision for advance to supplier	1,571,853	-	42,258	-

Total operating expenses	34,831,145	24,155,369	12,952,401	5,425,266

Loss from operations	(31,984,774)	(18,181,255)	(9,732,225)	(1,443,582)

Non-operating income (expenses)
Investment income (loss)	17,687	1,827	(21,658)	1,827
Interest income	45,764	136,222	16,789	25,611
Interest expense	(1,288,091)	(1,028,605)	(515,849)	(400,556)
Financial expense	(201,092)	(109,274)	(50,751)	(26,259)
Foreign exchange transaction gain (loss)	(6,625)	24,751	(9,964)	4,429
Other income, net	1,020,770	1,689,390	286,695	716,178

Total non-operating income (expenses), net	(411,587)	714,311	(294,738)	321,230

Loss before income tax	(32,396,361)	(17,466,944)	(10,026,963)	(1,122,352)
Income tax benefit	(50,393)	(68,802)	(5,393)	(24,308)

Net loss before noncontrolling interest	(32,345,968)	(17,398,142)	(10,021,570)	(1,098,044)
Less: loss attributable to noncontrolling interest	(53,296)	(141,619)	(5,999)	(26,684)

Net loss to SmartHeat Inc.	(32,292,672)	(17,256,523)	(10,015,571)	(1,071,360)

Other comprehensive item
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	2,036,067	(941,879)	485,920	(317,254)

Foreign currency translation gain (loss) attributable to noncontrolling interest	23,082	(6,321)	5,276	(2,525)

Comprehensive loss attributable to SmartHeat Inc.	$(30,256,605)	$(18,198,402)	$(9,529,651)	$(1,388,614)

Comprehensive loss attributable to noncontrolling interest	$(30,214)	$(147,940)	$(723)	$(29,209)

Basic and diluted weighted average shares outstanding	5,776,989	3,955,774	5,875,790	3,955,774

Basic and diluted loss per share	$(5.59)	$(4.36)	$(1.70)	$(0.27)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(32,345,968)	$(17,398,142)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Investment income	(17,687)	(1,827)
Depreciation and amortization	1,584,731	1,409,441
Provision for bad debts	21,521,707	6,771,460
Provision for inventory impairment	4,391,621	677,083
Provision for advance to suppliers	1,571,853	-
Changes in warranty reserves	(31,188)	-
Loss on disposal of fixed asset	18,910	-
Unearned interest on accounts receivable	-	(71,692)
Stock option expense	-	37,919
Stock compensation expense	30,000	-
Amortization of loan amendment fee paid by shares	9,323	-
Loss on settlement of note by shares	20,000	-
Changes in deferred tax	(61,953)	(74,143)
(Increase) decrease in assets and liabilities:
Accounts receivable	(1,471,967)	2,711,330
Retentions receivable	251,426	573,283
Advances to suppliers	(2,971,214)	8,773,114
Other receivables, prepayments and deposits	(4,427,913)	1,483,031
Inventories	(1,433,265)	(5,610,545)
Tax receivable	(1,160,095)	(1,316,412)
Accounts payable	(757,065)	(3,085,688)
Advance from customers	2,099,941	1,457,979
Taxes payable	(661,451)	(1,147,101)
Accrued liabilities and other payables	1,994,482	(1,909,759)

Net cash used in operating activities	(11,845,772)	(6,720,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(1,035,459)	893,759
Acquisition of property & equipment	(522,621)	(679,043)
Acquisition of intangible asset	(18,635)	(34,440)
Notes receivable	1,996,802	1,073,839
Advance for construction and equipment	-	(597,656)
Construction in progress	-	(770,821)
Investment in subsidiary	-	(722,750)

Net cash provided by (used in) investing activities	420,087	(837,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	13,269,466	20,041,159
Repayment on short-term loans	(12,243,555)	(9,023,271)
Payment on notes payable	-	(2,724,533)
Credit line payable	822,262	658,955

Net cash provided by financing activities	1,848,173	8,952,310

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	293,726	(242,768)

NET (DECREASE) INCREASE IN CASH & EQUIVALENTS	(9,283,786)	1,151,761

CASH & EQUIVALENTS, BEGINNING OF PERIOD	18,336,163	12,419,922

CASH & EQUIVALENTS, END OF PERIOD	$9,052,377	$13,571,683

Supplemental cash flow data:
Income tax paid	$706,913	$207,408
Interest paid	$1,253,961	$1,123,669

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

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

Effective February 7, 2012, the Company implemented a one-for-ten reverse split of its common stock as approved by the Board of Directors on January 19, 2012. All share amounts and per share prices were retroactively adjusted to reflect the effect of this reverse split.

On August 23 2013, the Company formed two new wholly-owned subsidiaries in the State of Nevada, Heat HP Inc., and HEAT PHE Inc.  On August 23, 2013, SmartHeat Inc., the Company’s United States parent company entered into Assignment Agreements with Heat HP Inc. and Heat PHE Inc., respectively. Under the Assignment Agreements, the Company agreed to transfer 100% of its right, title and interest in certain subsidiaries to Heat HP Inc. and Heat PHE Inc. The reorganization was performed so the Company’s subsidiaries would be organized along their respective operating segments with Heat HP holding those subsidiaries that operated in the heat pumps and related products segment and Heat PHE holding those subsidiaries that operated in the plate heating equipment, meters and related products segment.

After the assignment, Heat HP Inc. will own 100% of SmartHeat Investment, SmartHeat Trading, SmartHeat Jinhui, 98.8% of SmartHeat (Shenyang) Heat Pump and SmartHeat Germany.

After the assignment, Heat PHE Inc. will own 100% of Taiyu, SanDeke, SmartHeat Siping, Hohot Ruicheng and SmartHeat Shenyang Energy.

On August 23, 2013, the Company entered into a Stock Pledge Agreement with Northtech Holdings Inc.  The Company agreed to deliver shares certificates to Northtech representing 55% of Heat HP Inc. and Heat PHE Inc. to perfect the security interest in each of the Company’s directly and wholly-owned subsidiaries granted to Northtech as collateral security for all of the obligations of the Company owed to Northtech.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The consolidated interim financial information as of September 30, 2013, and for the nine and three months ended September 30, 2013 and 2012, were prepared without audit, pursuant to the rules and regulations of the SEC (“Security and Exchange Commission”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP are not included. The interim consolidated financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2013, its consolidated results of operations and cash flows for the nine and three months ended September 30, 2013 and 2012, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s U.S. parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Shenyang Energy, SmartHeat Trading, Ruicheng, SmartHeat Germany and SmartHeat Shenyang Heat Pump, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of September 30, 2013, and December 31, 2012, the Company maintained restricted cash deposit in several bank accounts for the purposes described below.

	2013	2012
	(In millions)
Support of performance guarantee	$1.04	$0.62
Support of bank acceptance	0.83	0.37
Support of letter of credit	0.09	-
Total restricted cash - current	$1.96	$0.99
Performance guarantee -- noncurrent	$0.14	$0.04

The following table presents in U.S. dollars (“USD”) the amount of cash and equivalents held by the Company as of September 30, 2013 and December 31, 2012, based on the jurisdiction of deposit. The Company’s U.S. parent holds cash and equivalents in U.S. bank accounts denominated in USD.

	United States	China	Germany	Total
September 30, 2013	$27,390	$6,889,015	$2,135,972	$9,052,377
December 31, 2012	$82,479	$15,311,830	$2,941,854	$18,336,163

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $44.7 million and $28.2 million at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013, and December 31, 2012, the Company had retentions receivable from customers for product quality assurance of $4.07 and $4.23 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date, of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $12,812 and $12,532 at September 30, 2013, and December 31, 2012, respectively. Unearned interest is imputed interest on accounts receivable with due dates over 1 year from the invoice date discounted at the Company’s borrowing rate of 6.15% at December 31, 2012.

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

Inventories

Inventories are valued at the lower of cost or market, with cost determined on a moving weighted-average basis. The difference is recorded as a cost of goods sold, if the current market value is lower than their historical cost.  In addition, the Company makes an inventory impairment provision analysis at each period end for inventory held over 360 days. Cost of work in progress and finished goods comprises direct material, direct labor and an allocated portion of production overheads.

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

Activity in the Company’s warranty reserve from January 1, 2012, to September 30, 2013, is as follows:

	2013	2012
Beginning balance	$517,076	$515,812
Provisions	199,704	377,583
Actual costs incurred	(230,892)	(377,583)
Exchange rate	-	1,264
Ending balance in current liabilities (Note 13)	$485,888	$517,076

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the nine months ended September 30, 2013 and 2012, were $322,648 and $269,900, respectively. R&D costs for the three months ended September 30, 2013 and 2012, were $84,595 and $155,000, respectively.

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

Sales returns and allowances were $0 for nine and three months ended September 30, 2013 and 2012. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when the service is provided. For the nine months ended September 30, 2013 and 2012, revenue from after-sales services after the expiration of the warranty period was $199,242 and $281,144, respectively. For the three months ended September 30, 2013 and 2012, revenue from after-sales services after the expiration of the warranty period was $69,836 and $170,472, respectively, which was recorded in other income.

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

Basic and diluted shares outstanding are the same for the nine and three months ended September 30, 2013, and for the nine and three months ended September 30, 2012, because the common stock equivalent of the convertible securities outstanding, consisting of unexercised warrants issued to investors and options issued to the Company’s directors and an officer, are anti-dilutive and, accordingly, were excluded from the computation of diluted earnings (loss) per share. At September 30, 2013 and December 31, 2012, options to purchase 2,500 and 3,500 shares of common stock were outstanding and exercisable, respectively.

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

The RMB to USD exchange rates and EUR to USD exchange rates in effect as of September 30, 2013 and December 31, 2012, and the average exchange rates for the nine months ended September 30, 2013 and 2012 are as following.  The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange of the People’s Republic of China (“SAFE”). The exchange rates used in translation from EUR to USD were published by OANDA Rates.

	Average Exchange Rate		Balance Sheet Date
	For the Nine Months Ended		Exchange Rate
	09/30/13	09/30/12	09/30/13	12/31/12
RMB - USD	6.2146	6.3170	6.1480	6.2855

EUR - USD	0.7594	0.7800	0.7396	0.7777

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following table shows the operations of the Company's reportable segments for the nine months ended September 30, 2013 and 2012, and as of September 30, 2013 and December 31, 2012, respectively.

	Nine Months Ended September 30,
	2013	2012

Revenue from unaffiliated customers
Plate heating, meters and related	$23,229,109	$21,493,776
Heat pumps and related	3,830,515	3,874,328
Consolidated	$27,059,624	$25,368,104
Operating loss:
Plate heating, meters and related	$(28,559,045)	$(13,591,468)
Heat pumps and related	(2,471,242)	(3,418,930)
Corporation	(954,487)	(1,170,857)
Consolidated	$(31,984,774)	$(18,181,255)
Net loss from continuing operations before non-controlling interest:
Plate heating, meters and related	$(29,302,851)	$(13,441,126)
Heat pumps and related	(1,986,554)	(2,850,128)
Corporation	(1,056,563)	(1,106,888)
Consolidated	$(32,345,968)	$(17,398,142)
Depreciation and amortization:
Plate heating, meters and related	$1,157,620	$1,151,464
Heat pumps and related	343,184	257,977
Corporation	93,250	-
Consolidated	$1,594,054	$1,409,441
Total assets:
Plate heating, meters and related	$128,517,016	$152,830,853
Heat pumps and related	15,425,861	14,340,054
Corporation	3,961,104	4,031,567
Inter-company elimination	(16,066,250)	(14,732,187)
Consolidated	$131,837,731	$156,470,287

The following table shows the operations of the Company's reportable segments for the three months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,
	2013	2012

Revenue from unaffiliated customers
Plate heating, meters and related	$11,420,235	$11,695,687
Heat pumps and related	1,747,966	1,943,571
Consolidated	$13,168,201	$13,639,258
Operating loss:
Plate heating, meters and related	$(8,616,171)	$166,492
Heat pumps and related	(604,254)	(894,629)
Corporation	(511,800)	(715,445)
Consolidated	$(9,732,225)	$(1,443,582)
Net loss from continuing operations before non-controlling:
Plate heating, meters and related	$(8,896,386)	$(115,780)
Heat pumps and related	(552,980)	(384,614)
Corporation	(572,204)	(597,650)
Consolidated	$(10,021,570)	$(1,098,044)
Depreciation and amortization:
Plate heating, meters and related	$385,986	$390,062
Heat pumps and related	108,752	77,110
Corporation	27,869	-
Consolidated	$522,607	$467,172

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current year, including the reclassification of note payable of $83,537 from current other payable to long-term note payable. The reclassification had no effect on previously reported income.

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

As of September 30, 2013, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

3. INVENTORIES

Inventories at September 30, 2013 and December 31, 2012, were as follows:

	2013	2012
Raw materials	$48,518,719	$38,829,405
Work in process	7,941,091	9,831,235
Finished goods	10,151,647	15,070,801
Total	66,611,457	63,731,441
Inventory allowance	(9,994,603)	(5,433,879)
Inventories, net	$56,616,854	$58,297,562

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

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Buildings	$4,938,790	$4,830,751
Production equipment	8,752,257	8,160,111
Office equipment	953,821	1,120,799
Vehicles	1,143,580	937,364
Total	15,788,448	15,049,025
Less: accumulated depreciation	(5,159,316)	(4,101,545)
Property & equipment, net	$10,629,132	$10,947,480

Depreciation for the nine months ended September 30, 2013 and 2012, was $1,060,300 and $1,059,700, respectively. Depreciation for the three months ended September 30, 2013 and 2012, was $352,400 and $433,000, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at September 30, 2013 and December 31, 2012, respectively:

	2013	2012
Advance to third parties	$7,884,706	$4,813,659
Deposit for public bids of sales contracts	2,608,393	1,397,375
Prepayment for freight, related, insurance, advertisement and consulting expenses	144,362	332,415
Other deposits	46,247	93,816
Advance to employees	1,167,033	729,422
Others	506,164	376,738
Total	12,356,905	7,743,425
Less: bad debt allowance	(7,231,074)	(1,276,145)
Other receivables (net), prepayments & deposits	$5,125,831	$6,467,280

Advance to third parties were short-term advances to unrelated parties with payment usually due within a year and includes an advance to Siping Beifang of RMB 22.13 million ($3.60 million) that is non-interest bearing and with due date extended to the end of 2013, and an advance to unrelated company of RMB 24.0 million ($3.90 million) that is non-interest bearing and will be collected by the end of 2013. Deposits for public bidding represented the deposits for bidding on expected contracts, which will be returned to the Company after the bidding process is completed, usually within three to four months from the payment date. Prepayment for freight, related insurance expenses and advertisement represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products and prepaid advertising expense. Other deposits mainly consisted of deposits for rents, payroll expense and utilities. Advance to employees represented short-term loans to employees and advances for business trips and related expenses. Other receivables (consisting of advance to third parties and employees, deposit for public bids and others), prepayments and deposits are reimbursed or settled within 12 months.

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

Intangible assets consisted of the following at September 30, 2013 and December 31, 2012, respectively:

	Estimated Useful Life (In years)			2013	2012
Land use rights			50	$15,041,485	$14,712,441
Know-how technology	5	–	10	903,848	884,076
Customer lists			5	213,055	208,395
Covenants not to compete			5	115,901	113,366
Software			5	616,456	590,344
Trademarks			7	296,068	289,591
Total				17,186,814	16,798,213
Less: accumulated amortization				(2,359,049)	(1,877,610)
Intangible assets, net				$14,827,765	$14,920,603

Amortization of intangible assets for the nine months ended September 30, 2013 and 2012, was $440,500 and $452,300, respectively. Amortization of intangible assets for the three months ended September 30, 2013 and 2012, was $142,300 and $136,700, respectively.  Annual amortization for the next five years from September 30, 2013, is expected to be $492,279, $467,789, $439,561, $439,009 and $392,839, and $12,596,288 thereafter.

8. CONSTRUCTION IN PROGRESS

The Company had construction in progress of $1.33 million at September 30, 2013, consisting of three ongoing projects.

1) SmartHeat Energy is building a factory for a total estimated cost of $9.00 million, of which the Company paid $0.46 million as of September 30, 2013 and December 31, 2012. The Company temporarily halted construction on this factory because of the current economic and market conditions in China.

2) SmartHeat Siping has a construction project of $34,000 for the laying of a foundation for its machinery installation. This foundation project will be completed by the end of 2013.

3) Taiyu paid $0.82 million for equipment and installation, this project was completed in July 2013 and is in the stage of final inspection by the authority.  The Company expects to complete the inspection by the end of 2013.

9. LONG TERM INVESTMENT

In April 2012, the Company invested $722,700 to establish XinRui. The Company owns 46% of XinRui and accounted for this investment under the equity method. The investment income from XinRui was $17,687 during the nine months ended September 30, 2013.

The unaudited condensed Statement of Income of XinRui for the nine months ended September 30, 2013 is below:

Net Revenue	$159,443
Cost of Revenue	(66,015)
Gross Profit	93,428
Operating expenses	19,153
Income from operations	74,275
Non-operating income	(22,547)
Income tax expense	(13,279)
Net Income	$38,449

10. MAJOR CUSTOMERS AND VENDORS

Below is the table indicating the Company’s customer that accounts for over 10% of the Company’s total sales. At September 30, 2013, the total accounts receivable balance due from these customers was $7,196,741. At December 31, 2012, the accounts receivable balance due from these customers was $5,957,687.

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
China Precision Optical Machinery Imports & Exports Co., Ltd.	12%	17%	6%	15%

For the nine and three months ended September 30, 2013 and 2012, no vendors accounted for over 10% of the Company’s total purchases.

11. TAXES RECEIVABLE

Taxes receivable consisted of the following at September 30, 2013:

2013
Income	$187,937
Value-added	984,402
Other	2,240
Total	$1,174,579

12. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Income	$-	$505,643
Value-added	67,686	101,195
Other	53,114	162,329
Total	$120,800	$769,167

13. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2013 and December 31, 2012:

	2013	2012
Advance from third parties	$95,720	$68,068
Payable to Siping Beifang	2,252,866	1,947,808
Payable for equipment purchase	319,616	312,624
Payable to employees	-	219,977
Other payables	3,060,292	1,248,877
Warranty reserve (See Note 2)	485,888	517,076
Accrued expenses	895,201	691,697
Total	$7,109,583	$5,006,127

Advance from third parties were short-term, non-interest-bearing advances from third parties due on demand. Other payables consisted of $1.6 million (RMB 10 million) received as subsidy against land use right at our SmartHeat Shengyang Energy subsidiary (which is subject to certain restrictions) and payables for the Company’s certain construction and installation projects, and miscellaneous expenses including postage, business insurance, employee benefits, and bidding fee. Subsidy income from Shenyang Economic and Technology Development Zone (the “Zone”) is to reward SmartHeat Shengyang Energy’s investment in the Zone. If SmartHeat Shenyang Energy meets the following three criteria: 1) making a total investment of $99 million with a registered capital of $70 million in the Zone; 2) construction of a modern technology industrial park in the Zone for development and manufacture of HPs, PHEs, and Heat Meter by May 2012; and  3) paying the land transfer tax and deed tax in full at once; it will be entitled to 1) a refund of RMB 270 ($42) per Square Meter for total of 133,707 Square Meter within forty days of SmartHeat Shenyang Energy paying in full for the land transfer fee; and 2) a tax refund from 2010 to 2014 with total amount not exceeding RMB 20.05 million ($3.13 million). As SmartHeat didn’t meet the all the criteria as of September 30, 2013, the restricted subsidy income was recorded as other payable. Accrued expenses mainly consisted of accrued payroll, interest and utility.

14. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued by a bank. The Company deposited a portion of the acceptance amount into the bank as collateral. The terms of the notes range from 3-6 months and bear no interest. At September 30, 2013 and December 31, 2012, the Company deposited $0.83 million and $0.37 million with the bank as restricted cash for the bank issuing the notes (See note 2). The restricted cash is refundable when the notes are repaid.

15. LOANS PAYABLE

Short-Term Bank Loans

The Company was obligated for the following short-term loans as of September 30, 2013 and December 31, 2012:

	2013	2012	Subsidiary obligated
From a commercial bank in the PRC for RMB 50,000,000 entered into on February 17, 2012.The loan bore interest at 7.872% with maturity on January 16, 2013. The loan was repaid at maturity.	$-	$7,954,817	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on July 12, 2012. The loan bore interest at 7.87% with maturity on July 11, 2013. The loan was repaid at maturity.	-	1,590,963	Siping
From a commercial bank in the PRC for RMB 10,000,000 entered into on August 23, 2012. The loan bore interest at 6.30% with maturity on August 22, 2013. The loan was guaranteed by a third party. The loan was repaid at maturity.	-	1,590,963	Taiyu
From a commercial bank in the PRC for RMB 9,000,000 entered into on September 7, 2012. The loan bor interest at 6.3% with maturity on September 6, 2013. The loan was guaranteed by a third party. The loan was repaid at maturity.	-	1,431,867	Taiyu
From a commercial bank in the PRC for RMB 8,000,000 entered into on September 13, 2012. The loan bore interest at 6.3% with maturity on September 12, 2013. The loan was guaranteed by a third party. The loan was repaid at maturity.	-	1,272,771	Taiyu
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 21, 2012. The loan bor interest at 6.6% with maturity on August 20, 2013. The loan was repaid at maturity.	-	4,772,890	Taiyu
From a commercial bank in the PRC for RMB 9,600,000 entered into on September 13, 2012. The loan bore interest at 6.6% with maturity on March 3, 2013. This loan was guaranteed by accounts receivable. The loan was repaid at maturity.	-	1,527,325	Taiyu
From a commercial bank in the PRC for RMB 13,344,190 entered into on June 26, 2012. The loan bore interest at 6.16% with maturity on January 18, 2014.	2,170,493	2,354,626	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 30, 2012. The loan bore interest at 7.87% with maturity on November 29, 2013.	1,626,545	1,590,963	Siping
From a commercial bank in the PRC for RMB 13,000,000 entered into on December 12, 2011. The loan bore interest at 6.65% with maturity on October 26, 2013. This loan was pledged with Taiyu’s building and land. This loan was repaid at maturity.	2,114,509	2,068,252	Taiyu
From a commercial bank in the PRC for RMB 40,000,000 entered into on March 11, 2013. The loan bore interest at 6.60% with maturity on March 10, 2014.	6,506,181	-	Taiyu
From a commercial bank in the PRC for RMB 8,550,000 entered into on January 9, 2013. The loan bore interest at 6.00% with maturity on December 10, 2013.	1,390,696	-	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on May 21, 2013. The loan bore interest at 6.60% with maturity on May 20, 2014.	1,626,545	-	Taiyu
From a commercial bank in the PRC for RMB 10,570,234 entered into on June 3, 2013. The loan bore interest at 6.16% with maturity on December 30, 2013.	1,719,296	-	Taiyu
From a commercial bank in the PRC for RMB 5,000,000 entered into on August 29, 2013. The loan bore interest at 7.20% with maturity on August 29, 2014. The loan was guaranteed by Taiyu.	813,272		Siping
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 4, 2013. The loan bore interest at 7.20% with maturity on September 4, 2014. The loan was guaranteed by Taiyu.	813,273		Siping
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 8, 2013. The loan bore interest at 6.90% with maturity on August 7, 2014.	4,879,636	-	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on September 18, 2013. The loan bore interest at 6.0% with maturity on September 17, 2014. This loan was pledged by Taiyu’s accounts receivable.	1,610,280	-	Taiyu
From a commercial bank in the PRC for RMB 15,411,200 entered into on July 10, 2013. The loan bore interest at 6.0% with maturity on January 9, 2014.	2,506,702	-	Taiyu
TOTAL	$27,777,428	$26,155,437

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee  of RMB 46 million ($7.32 million). The guarantee is for the loans entered from February 20, 2012 to August 16, 2013, with the guarantee length equal to the loan term; the guarantee service was extended for the loans entered or will be entered from September 18, 2013 to September 12, 2014 with the guarantee length equal to the loan term, the maximum guarantee amount was revised to RMB 44 million ($7.05 million).  The Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB 20 million ($3.18 million) to Lianoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee is for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company does not require Guorui to pay any guarantee fees.  The Company did not extend the guarantee term for Guorui after January 11, 2013.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.

Holding Company Credit Agreement – Credit Line Payable

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

On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, the Company entered into second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10% annually, compounded quarterly, effective January 1, 2013.  The Company delivered to Northtech 100,000 restricted shares of the Company’s common stock as an Amendment Fee (see Note 19), issued in September 2013, and pledged shares representing 55% security interest in each of its wholly-, directly-owned subsidiaries.

On December 21, 2012, the Company’s Board of Director (“BOD”) approved the issuance of 1,300,000 Restricted Shares of Common Stock to Northtech in cancellation of $1,301,300 of indebtedness under the Credit Facility.  The balance owing to Northtech under the Credit Agreement as of September 30, 2013 and December 31, 2012 was $822,262 and $83,537, respectively, and was recorded as a noncurrent obligation under ASC 470-10-45-12 through ASC 470-10-45-14 due to the Note being secured by 55% of the equity interest in each of HEAT PHE Inc. and HEAT HP Inc., and the Company’s option to repay the note by issuance of the Company’s shares. The Company amortized $55,040 of the $100,000 extension fee during the nine months ended September 30, 2013, $42,742 will be amortized in one year, the unamortized extension fee was recorded as prepaid expense. The Company amortized $9,323 of the $60,000 amendment fee during the nine months ended September 30, 2013, $50,677 will be amortized in one year, the unamortized amendment fee was recorded as prepaid expense.

The Company had 100,000 payable to a consulting firm that was paid by a third party on behalf of the Company during 2012, this payable to the third party was assumed by Northtech on August 23, 2013, in exchange for 200,000 shares of the Company’s common stock issued in September 2013, and payable for a credit line balance from Northtech.  The stock price was $0.60 on August 23, 2013, the Company recognized $20,000 loss for the settlement of this payable by shares with Northtech

16. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe and SmartHeat Pump, and bad debt allowance and provision of inventory impairment booked by the Company which was not allowed per tax purpose. As of September 30, 2013 and December 31, 2012, deferred tax asset (liability) consisted of the following:

	2013	2012
Deferred tax asset - current (bad debt allowance)	$7,109,416	$5,147,303
Deferred tax asset - current (inventory allowance)	2,157,900	959,388
Deferred tax asset – current (allowance to other receivable)	1,486,836	-
Deferred tax asset – current (allowance for advance to supplier)	925,686	-
Deferred tax asset – current (reserve for warranty)	117,253	-
Less: valuation allowance	(11,797,091)	(6,106,691)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$(32,511)	$(93,054)

17. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

SmartHeat, the parent company, was incorporated in the U.S. and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $5.76 million at September 30, 2013, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for the nine months ended September 30, 2013 and 2012:

	2013	2012
U.S. statutory tax (benefit) rates	(34.0)%	(34.0)%
Tax rate difference	8.8%	8.5%
Effect of tax holiday	4.6%	6.9%
Valuation allowance	20.4%	18.2%
Tax benefit per financial statements	(0.2)%	(0.4)%

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for the three months ended September 30, 2013 and 2012:

	2013	2012
U.S. statutory tax (benefit) rates	(34.0)%	(34.0)%
Tax rate difference	8.6%	4.2%
Effect of tax holiday	8.4%	0.0%
Valuation allowance	16.9%	27.6%
Tax benefit per financial statements	(0.1)%	(2.2)%

The income tax (benefit) for the nine months ended September 30, 2013 and 2012, consisted of the following:

	2013	2012
Income tax expense - current	$11,560	$5,341
Income tax benefit - deferred	(61,953)	(74,143)
Total income tax benefit, net	$(50,393)	$(68,802)

The income tax (benefit) for the three months ended September 30, 2013 and 2012, consisted of the following:

	2013	2012
Income tax expense - current	$13,109	$4,578
Income tax benefit - deferred	(18,502)	(28,886)
Total income tax benefit, net	$(5,393)	$(24,308)

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the board of directors for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment and Ruicheng were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. As of September 30, 2013, the Company met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40.00 million in registered capital by April 2015.

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

19. STOCKHOLDERS’ EQUITY

Stock Options to Independent Directors and Officer

On July 17, 2008, the Company granted non-statutory stock options to each of its two independent U.S. directors. The terms of each option are 1,000 shares at an exercise price per share of $46.00, with a life of five years and vesting over three years as follows: 333 shares vested on July 17, 2009; 333 shares vested on July 17, 2010; and 334 shares vested on July 17, 2011, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 15%, risk-free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. On July 31, 2009, one of the Company’s independent U.S. directors voluntarily retired. As such, he forfeited his right to his unvested options to purchase 667 shares. Upon his termination as director, any vested portion of the grant remained exercisable for 90 days following termination under the terms of the option grant. Accordingly, the 333 vested options expired unexercised as of October 29, 2009. The remaining 1,000 options were expired unexercised on July 16, 2013.

On February 1, 2010, the Company issued stock options to an officer. The terms of the options were 5,000 shares at an exercise price per share of $118.50, with a life of five years and vesting over two years as follows: 2,500 shares vested on June 30, 2011, and 2,500 shares vested on June 29, 2012. The options were valued using a volatility of 74%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant-date FV of the options was $367,107. On May 25, 2012, the officer resigned from his position as VP of Strategy and Development of the Company, and was not entitled to the remaining unvested options. The remaining obligations of the Company to the officer were released pursuant to a severance agreement and mutual release.

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

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	3,500	$97.80	1.65
Exercisable at January 1, 2013	3,500	$97.80	1.65
Granted	-	-	-
Exercised	-	-	-
Forfeited	1,000	46.00	-
Outstanding at September 30, 2013	2,500	$118.5	1.34
Exercisable at September 30, 2013	2,500	$118.5	1.34

There were no options exercised during the nine months ended September 30, 2013 and 2012. The Company recorded $0 and $37,919 as compensation expense for stock options during the nine months ended September 30, 2013 and 2012, respectively. There were no options exercised during the three months ended September 30, 2013 and 2012. The Company recorded $0 and $19,215 as compensation expense for stock options during the three months ended September 30, 2013 and 2012, respectively.

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

The Company had $100,000 payable to a consulting firm that was paid by a third party on behalf of the Company during 2012, this payable to the third party was assumed by Northtech on August 23, 2013, for 200,000 shares of the Company’s common stock issued in September 2013, and payable for a credit line balance from Northtech.  The stock price was $0.60 on August 23, 2013, the Company recognized $20,000 loss for the settlement of this payable by shares with Northtech (see Note 15).

On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, the Company entered into second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10% annually, compounded quarterly, effective January 1, 2013.  The Company delivered Northtech 100,000 restricted shares of the Company’s common stock as an Amendment Fee.  The FV of the stocks issued for the Amendment fee is $60,000.

On September 17, 2013, the Company’s BOD approved the issuance of 100,000 restricted shares of common stock to Northtech for their consent to the Company to enter into an Equity Interest Purchase Agreement as contemplated by the stalking horse posopsal and approved by the Company’s Board. Under the terms of the Equity Interest Purchase Agreement, the buyers agreed to purchase 40% of the Company’s equity interests in the following PHE segment subsidiaries: SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang Energy Equipment) Co. Ltd.; Hohot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company (collectively, the “Target Companies”).  The purchase price is RMB 5,000,000 ($801,000), to be paid on or before December 31, 2013 (See Note 23).

20. OTHER INCOME

The Company had net other income, of $1,020,770 and $1,689,390 for the nine months ended September 30, 2013 and 2012, respectively.  The net other income for the nine months ended September 30, 2013 consisted of income (net) from sales of raw material of $528,559; income (net) from after-sales services of $72,213, government subsidy of $173,784 and other non-operating income of $246,214.  The net other income for the nine months ended September 30, 2012 consisted of income (net) from sales of raw material of $636,832; income from providing technical service of $450,369; income (net) from after-sales service of $99,878; income from government subsidy of $279,036, and other income of $223,275.

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

The shares are restricted from being sold or transferred to more than 10 persons or entities, until June 30, 2017. The Company has the option to repurchase the shares for $0.20 per share until January 31, 2013, $0.40 per share until September 30, 2013, $0.60 per share until June 30, 2014, and $0.80 per share until January 31, 2016.

Lease Agreements

The Company leased offices for its sales representative in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the nine months ended September 30, 2013 and 2012, was $342,000 and $269,100, respectively. Rental expense for the three months ended September 30, 2013 and 2012, was $91,100 and $90,400, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy, a wholly owned subsidiary in Shenyang with registered capital of $30 million, subsequently satisfied out of the registered capital of SmartHeat Investment, for the research, development, manufacturing and sale of energy products. As of September 30, 2013, the Company is committed to contributing the remaining $40 million in registered capital to SmartHeat Investment by April 2015. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date. On October 10, 2013, SmartHeat Inc. entered in an Equity Interest Purchase Agreement. Under the terms of the Equity Interest Purchase Agreement, the buyers have agreed to purchase 40% of the Company’s equity interests in certain subsidiaries for RMB 5 million (See Note 23).

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

22. CONTINGENCIES

Certain of the Company’s bank loans were guaranteed for repayment by a third party. The guarantee term is same as the loan term and the Company is not required to pay for this guarantee service as the Company provides the same guarantee service to loans of the third party. As of September 30, 2013 and December 31, 2012, the Company has signed a contract to provide guarantees of up to RMB 20 million ($3.18 million) in loans for the third party, respectively. (See Note 15 – Loans Payable).

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

Legal Proceedings

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang, SmartHeat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both for violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint on the grounds that, among other things, the plaintiffs did not, in fact, allege that a member of our senior management team had sold their shares. The motion to dismiss was subsequently denied and the court set a discovery and class briefing schedule.

23. SUBSEQUENT EVENTS

On October 10, 2013, SmartHeat Inc. entered in an Equity Interest Purchase Agreement (the “Equity Interest Purchase Agreement”) as contemplated by a stalking horse proposal approved by the Company’s Board. Under the terms of the Equity Interest Purchase Agreement, the buyers have agreed to purchase 40% of the Company’s equity interests in the following PHE segment subsidiaries: SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang Energy Equipment) Co. Ltd.; Hohot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company (collectively, the “Target Companies”). The purchase price is RMB 5,000,000 ($813,000), to be paid on or before December 31, 2013. The Company retains an option to repurchase the equity interests of the Target Companies from the buyers at a purchase price of RMB 5,600,000 ($910,000) which terminates on February 28, 2014.  In the event the Company does not exercise its option to repurchase the equity interest, the buyers shall have the option to purchase an additional 40% equity interest in the Target Companies for an additional purchase price of RMB 6,000,000 ($975,000). In the event the buyers exercise their option to purchase the additional 40% equity interest, the Company will seek the approval of its shareholders prior to completing the sale. In the event such approval is not obtained, the buyers may terminate the Equity Interest Purchase Agreement. Should the buyers exercise their option to purchase the additional 40% equity interest, and the Company’s shareholders approve the sale, the Company has the option to require the Buyers to purchase the remaining 20% equity interest for a purchase price of RMB 2,500,000 ($406,000).

The buyers consist of a group of 25 natural persons, all of whom are P.R.C. citizens, including Wen Sha, Jun Wang and Xudong Wang, managers of the Company’s subsidiaries engaged in the PHE segment of its business, and Huajuan Ai and Yingkai Wang, the Company’s Corporate Secretary and Acting Chief Accountant, respectively.  Huajuan Ai, Wen Sha, Jun Wang and Xudong Wang are also principals in Northtech Holdings Inc.

The Company may terminate the Equity Interest Purchase Agreement at any time for a break-up fee of RMB 600,000 ($97,000). The Company presently intends to seek competing bids to the Equity Purchase Agreement with the plan of having a definitive restructuring completed no later than the end of the first quarter of 2014.  There is no assurance that any competing bid may be found or that a definitive agreement will be negotiated with such party.

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

In addition, we offer HPs in China and in Germany under the Gustrower brand name.  Our subsidiaries design and build HPs specific to customer specifications and particular operating conditions and are known for their high quality and efficiency. Our subsidiaries produce HPs in sizes that have applications in both the industrial and residential settings. We believe our subsidiaries’ HPs reduce the cost of heating and cooling by using recycled air as a heat source thereby reducing heat loss promoting energy saving and efficiency.

We are a U.S. holding company with no material assets other than the ownership interests of our subsidiaries through which we design, manufacture and sell our clean technology PHEs, HPs and related systems. We were incorporated in the State of Nevada on August 4, 2006, under the name Pacific Goldrim Resources, Inc., as an exploration stage corporation with minimal operations to engage in the exploration for silver, lead and zinc. On April 14, 2008, we changed our name to SmartHeat Inc. and entered into a Share Exchange Agreement to acquire Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd., subsequently renamed SmartHeat Taiyu (Shenyang) Energy Technology Co., Ltd., or Taiyu, a privately held Sino-foreign joint venture (“JV”) company formed under the laws of the PRC on July 24, 2002, and engaged in the design, manufacture, sale and servicing of plate heat exchange products in China. The Share Exchange Agreement was entered into by SmartHeat, Taiyu and the shareholders of Taiyu. We received PRC government approval on May 28, 2008, of our subscription for 71.6% of the registered capital of Taiyu, and approval on June 3, 2009, of the transfer of the remaining 28.4% ownership of Taiyu from the original JV shareholders who received shares of our common stock in the Share Exchange. As a result of the Share Exchange Agreement and subsequent transactions contemplated thereby, and receipt of the above PRC government approvals, Taiyu became our wholly foreign-owned enterprise, or WFOE.

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

Our revenues also may fluctuate significantly due to material costs, which normally account for approximately 69-72% of our cost of sales. We experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless steel used to produce plates, our PHEs and PHE Units. We monitor the commodities markets for pricing trends and changes, but do not engage in hedging to protect against raw material fluctuations. Instead, we attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance based on production needs and projected sales. We typically experience stronger sales during the second half of the year, which is the start of fall and winter in China, during which we historically generate the majority of our revenue. Accordingly, we increased our inventory and advances to suppliers during the first three quarters of each year in anticipation of our historical high season for production. Management believes our current levels of increased inventory resulting from the unexpected abandonment of projects and cancelation of orders by certain customers in 2011 and 2012 will be consumed gradually in 2013 and the following years as we fulfill new orders and delayed and reinstated contracts.  Although we currently are able to obtain adequate supplies of raw materials, it is impossible to predict future availability or cost. Unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our cash flows and ability to meet the demands of our customers, which could result in the loss of future sales.

Our profitability depends upon the margin between the cost to us of goods used in the manufacturing process, such as plates, pumps, water tanks, sensors, control systems and other raw materials, as well as our fabrication costs associated with converting such goods and raw materials compared to the selling price of our products, and the overall supply of raw materials. We intend to base the selling prices of our products upon the associated raw materials costs to us, which typically make up 69-72% of total cost. We may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of raw materials through to our customers, however, and there may be a time lag as we bid on new projects and renegotiate pricing with our existing customers. Furthermore, to ease inflationary pressure on our costs, we implemented new controls over our purchasing process and raw material pricing by adopting a new budgetary control system to monitor our fixed costs and continued improvements to our manufacturing process to decrease labor cost and improve manufacturing efficiency.

The economic conditions our subsidiaries faced in 2011, 2012 and in the first three quarters of 2013, made it impossible for our subsidiaries to pay dividends to our U.S. parent company, which is dependent upon such dividends to meet its financial obligations.  Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as detailed in Note 18 to our financial statements. As a result, we sought alternative sources of capital for our U.S. parent company. On July 27, 2012, we entered into a secured, revolving credit facility with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha.  Jane Ai, our Corporate Secretary, is also a part owner of Northtech.  As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed maturing on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we repaid $1,300,000 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders. As of June 30, 2013, the balance including accrued interest owing to Northtech under the Credit Agreement was $652,763. On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, the Company entered into the second amendment to the credit and security agreement with Northtech as disclosed in note 15 to the financial statements.

On June 25, 2013, the Board of Directors of the Company authorized the Company to commence a market canvass for additional sources of financing aside from the Credit Agreement. Pursuant to Board authorization, the Company solicited stalking horse proposals for purchase of all or part of, or joint venture investment in or with, the Company or one or more of its directly or indirectly owned subsidiaries.  All proposals were evaluated by the Board of Directors in September and a stalking horse proposal was chosen and executed as disclosed in the Company’s current report on Form 8K filed on September 30, 2013.  A definitive agreement related to the proposal was negotiated and executed (the “Equity Interest Purchase Agreement”) and is being submitted to the shareholders of the Company, along with the Company’s other restructuring actions, for approval at the Company’s Annual Meeting to be held on December 10, 2013. A Form 8K was filed along with the complete Equity Interest Purchase Agreement on October 15, 2013.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances of $44.7 million and $28.2 million at September 30, 2013 and December 31, 2012, respectively.

Impairment of Long-Lived Assets

As of September 30, 2013 and December 31, 2012, there were no significant impairments of our other long-lived assets.

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

Our standard warranty is provided to all customers and is not considered an additional service; rather, it is an integral part of the product sale. We believe the existence of the standard warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21 (codified in FASB ASC Topic 605-25) separation and allocation model for a multiple deliverable arrangement. SFAS 5 (codified in FASB ASC Topic 450) specifically addresses the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes SFAS 5. We believe accounting for our standard warranty pursuant to SFAS 5 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

We charge for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. We recognize such revenue when service is provided. The revenue earned from these services was not material during the nine and three months ended September 30, 2013 and 2012.

Results of Operations

Nine months ended September 30, 2013, Compared to the Nine months ended September 30, 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2013		2012
	$	% of Sales	$	% of Sales
Sales	$27,059,624		$25,368,104
Cost of sales	24,213,253	89%	19,393,990	76%
Gross profit	2,846,371	11%	5,974,114	24%
Operating expenses	34,831,145	129%	24,155,369	96%
Loss from operations	(31,984,774)	(118)%	(18,181,255)	(72)%
Non-operating income (expenses), net	(411,587)	(2)%	714,311	3%
Income tax benefit	(50,393)	(0.2)%	(68,802)	(0.3)%
Noncontrolling interest	(53,296)	(0.2)%	(141,619)	(1)%
Net Loss to SmartHeat Inc.	$(32,292,672)	(119)%	$(17,256,523)	(68)%

Sales. Net sales in the nine months ended September 30, 2013, were $27.06 million, consisting of $8.27 million for PHEs, $13.98 million for PHE Units, $0.97 million for heat meters and $3.83 million for HPs, while net sales in the nine months ended September 30, 2012, were $25.37 million, consisting of $9.24 million for PHEs, $10.22 million for PHE Units, $2.04 million for heat meters and $3.87 million for HPs, an overall increase of $1.69 million or 7%. The 7% increase in total revenue was due primarily to the increase in sales volume of PHE Units in the nine months ended September 30, 2013, compared to 2012. Sales volume of PHE Units, increased 34% in the nine months ended September 30, 2013 compared to 2012.  The increase in sales volume in the nine months ended September 30, 2013 compared to 2012 resulted from a gradually improving economy in the third quarter of 2013 which resulted in the commencement of the new projects and the resumption of previously cancelled orders, as well as our enhanced product competitiveness.

We have a review process for approving each sales contract, including sales price. Sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending primarily on each customer’s specific requirements and our negotiation of the contract amount and term.

Cost of Sales. Cost of sales (“COS”) was $24.21 million in the nine months ended September 30, 2013, compared to $19.39 million in 2012, an increase of $4.82 million or 25%. The increase in our COS is attributable to an increased inventory impairment provision. We reserved $4.39 million for inventory impairment provision for PHEs and PHE Units during the nine months ended September 30, 2013, compared with $0.68 million for the same period in 2012.  COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 72% of total cost, while factory overhead cost was 24% and labor was 4% during the nine months ended September 30, 2013, as compared to 63%, 31% and 6%, respectively, for the same period of 2012.  Our materials cost as a percentage of total costs increased to 72% from the typical 63% as a result of increased production and sales volume.  Combined with a significant increase in inventory impairment provision, the COS as a percentage of sales was 89% in the nine months ended September 30, 2013 compared with 76% for the same period of 2012.

We performed an inventory impairment assessment as of September 30, 2013, and December 31, 2012, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. A portion of the canceled orders from 2011 for PHEs and PHE Units were reinstated, and we believe that additional orders and contracts that were canceled or partially delayed to be performed in late 2012 and 2013 will result in our gradual consumption of finished goods which otherwise requiring impairment as we fulfill these delayed and reinstated contracts along with new orders. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment provision of $9,994,602 and $5,433,879 as of September 30, 2013 and December 31, 2012, respectively.

Gross Profit. Gross profit (loss) was $2.85 million in the nine months ended September 30, 2013, compared to $5.97 million in 2012. Profit margin was 11% and 24% for the nine months ended September 30, 2013 and 2012 respectively. The decrease in profit margin in the nine months ended September 30, 2013 was primarily due to increased inventory impairment provision which was recorded in COS.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $34.83 million in nine months ended September 30, 2013, compared to $24.16 million in 2012, an increase of $10.68 million or 44%. Operating expenses as a percentage of sales were 129% in the nine months ended September 30, 2013, compared to 96% in 2012. The increase in operating expenses mainly resulted from: bad debt allowance for accounts and other receivables and allowance for advances to suppliers in the aggregate amount of $23.09 million for the nine months ended September 30, 2013 compared with $6.77 million for the same period of 2012.

We recorded a bad debt allowance of $15.66 million (consisting of $15.47 million for PHEs and related products and $0.18 million for HPs and related products), $5.86 million (consisting of $5.84 million for PHEs and related products and $23,493 for HPs and related products), and $1.57 million (consisting of $1.47 million for PHEs related and $98,374 for HPs related), for accounts receivable, other receivables and advances to suppliers, respectively, for the nine months ended September 30, 2013, compared with $6.42 million for bad debt allowance for accounts receivable, $0.35 million for bad debt allowance for other receivables, and $0 for allowance for advance to suppliers for the same period of 2012. The increased bad debt allowance for accounts and other receivables was primarily attributable to payment delays caused by the working capital difficulties of many of our state-owned customers. Due to the deflationary fiscal policy of the PRC government in 2012 that continued into 2013, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, both of which typically are used to finance the purchase of our products, which resulted in unexpected delays in the payment of our accounts receivable in a timely manner. Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due. We believe the stringent fiscal policy impacting our customers in China will be temporary and the expansion and training of our marketing team and other employees will increase sales and improve the efficiency of our operations.

Non-operating income (expenses), net. Our net non-operating expenses for the nine months ended September 30, 2013 was $411,587 compared to net non-operating income of $714,311 million for 2012, an increase of expenses of $1.13 million or 158%. The increase was due mainly to increased interest expense of $1,288,091 for the nine months ended September 30, 2013, compared with $1,028,605 for the same period of 2012, and decreased net other income of $1,020,770 for the nine months ended September 30,2013, compared with $1,689,390 for the same period of 2012.  The net other income of $1,020,770 for the nine months ended September 30, 2013 mainly consisted of income (net), from selling of raw material of $528,559; income (net) from after-sales services of $72,213, government subsidy of $173,784 and other non-operating income of $246,214.  The net other income of $1,689,390 for the nine months ended September 30, 2012, mainly consisted of income (net), from selling of raw material of $636,832; income from providing technical service of $450,369; income (net) from after-sales service of $99,878, income from government subsidy of $279,036, and other non-operating income of $223,275.

Income tax expense (benefit). We had income tax benefit of $50,393 for the nine months ended September 30, 2013, compared to $68,802 for 2012. The effective income tax rate to taxable loss for the nine months ended September 30, 2013, was 0.2% compared to 0.4% for 2012.

Net Loss. Our net loss for the nine months ended September 30, 2013, was $32.29 million compared to net loss of $17.26 million for the same period of 2012, an increase of $15.03 million or 87%. Net loss as a percentage of sales was 119% in the nine months ended September 30, 2013, and net loss as a percentage of sales was 68% in 2012. This increase in net loss was attributable to increased inventory impairment provision, and increased operating expenses, including increased provision for bad debts and advance to suppliers.

Three months ended September 30, 2013, Compared to the Three months ended September 30, 2012

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2013		2012
	$	% of Sales	$	% of Sales
Sales	$13,168,201		$13,639,258
Cost of sales	9,948,025	76%	9,657,574	71%
Gross profit	3,220,176	24%	3,981,684	29%
Operating expenses	12,952,401	98%	5,425,266	40%
Loss from operations	(9,732,225)	(74)%	(1,443,582)	(11)%
Non-operating income (expenses), net	(294,738)	(2)%	321,230	3%
Income tax benefit	(5,393)	(0.04)%	(24,308)	(0.2)%
Noncontrolling interest	(5,999)	(0.05)%	(26,684)	(0.1)%
Net Loss to SmartHeat Inc.	$(10,015,571)	(76)%	$(1,071,360)	(7.8)%

Sales. Net sales in the three months ended September 30, 2013, were $13.17 million, consisting of $3.78 million for PHEs, $7.05 million for PHE Units, $0.58 million for heat meters and $1.75 million for HPs, while net sales in the three months ended September 30, 2012, were $13.64 million, consisting of $5.69 million for PHEs, $5.72 million for PHE Units, $0.29 million for heat meters and $1.94 million for HPs, an overall decrease of $0.47 million or 3%. The 3% decrease in total revenue was due to the decrease in sales volume of Heat Pump of 40% in the three months ended September 30, 2013, compared to the same period of 2012. Sales volume of Heat Pump, decreased 40% in the three months ended September 30, 2013 compared to the same period of 2012.  However, we had an increase in sales volume of PHE units and Heat meters in the three months ended September 30, 2013 compared to 2012 resulting from gradually improved economy which brought us increased new orders and the reinstatement of previously cancelled orders.

Cost of Sales. Cost of sales (“COS”) was $9.95 million in the three months ended September 30, 2013, compared to $9.66 million in 2012, an increase of $0.29 million or 3%. The increase in our COS is attributable to increased inventory provision. COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 69% of total cost, while factory overhead cost was 26% and labor was 5% during the three months ended September 30, 2013 compared to 58%, 38% and 4%, respectively, for the same period of 2012.  Our materials cost as a percentage of total costs increased to 75% from the typical 58% as a result of increased production volume while the overhead rate decreased as the result of economies of scale. Combined with a significant increase in inventory impairment provision, the COS as a percentage of sales was 76% in the three months ended September 30, 2013 compared with 71% for the same period of 2012.

We performed an inventory impairment assessment as of September 30, 2013, and December 31, 2012, for the write-down of raw materials and finished goods in inventory. We reserved $236,196 and $0 for inventory impairment provision during the three months ended September 30, 2013 and 2012, respectively.

Gross Profit. Gross profit was $3.22 million in the three months ended September 30, 2013, compared to $3.98 million in 2012. Profit margin was 24% and 29% for the three months ended September 30, 2013 and 2012 respectively. The decrease in gross profit margin in the three months ended September 30, 2013 was primarily due to decreased sales and increased inventory provision in the third quarter of 2013.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $12.95 million in three months ended September 30, 2013, compared to $5.43 million in 2012, an increase of $7.53 million or 138%. Operating expenses as a percentage of sales were 98% in the three months ended September 30, 2013, compared to 40% in 2012. The increase in operating expenses mainly resulted from: bad debt allowance for accounts and other receivables and allowance for advances to suppliers in the aggregate amount of $9.28 million for the three months ended September 30, 2013 compared with $0.54 million for the same period of 2012.

We recorded a bad debt allowance of $9.22 million (consisting of $9.21 million for PHEs and related products and $10,000 for HPs and related products), $0.02 million (consisting of $0.03 million for PHEs and related products and $(4,400) for HPs and related products), and $0.04 million (consisting of $0.02 million for PHEs related and $15,000 for HPs related), for accounts receivable, other receivables and advances to suppliers, respectively, for the three months ended September 30, 2013, compared with $0.54 million for bad debt allowance for accounts receivable, $0 for bad debt allowance for other receivables, and $0 for allowance for advance to suppliers for the same period of 2012. The increased bad debt allowance for accounts and other receivables was primarily attributable to payment delays caused by the working capital difficulties of many of our state-owned customers. Due to the deflationary fiscal policy of the PRC government in 2012 that continued into 2013, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, both of which typically are used to finance the purchase of our products, which resulted in unexpected delays in the payment of our accounts receivable in a timely manner. Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due. We believe the stringent fiscal policy impacting our customers in China will be temporary and the expansion and training of our marketing team and other employees will increase sales and improve the efficiency of our operations.

Non-operating income (expenses), net. Our net non-operating expenses for the three months ended September 30, 2013 was $294,738 compared to net non-operating income of $321,230 for 2012, a decrease of income of $615,968 million or 192%. The decrease was due mainly to increased interest expense by $115,293, and decreased net other income of $0.29 million in the three months ended September 30, 2013 compared with  $0.72 million in the same period of 2012.

Income tax expense (benefit). We had income tax benefit of $5,393 for the three months ended September 30, 2013, compared to $24,308 for 2012. The effective income tax rate to taxable loss for the three months ended September 30, 2013 and 2012 was 0.1% and 2.2%, respectively.

Net Loss. Our net loss for the three months ended September 30, 2013, was $10.02 million compared to net loss of $1.07 million for the same period of 2012, an increase of $8.95 million or 835%. Net loss as a percentage of sales was 76% in the three months ended September 30, 2013, and net loss as a percentage of sales was 8% in 2012. This significant increase in net loss was attributable to increased operating expenses as a percentage of sales, including increased provision for bad debts and advance to suppliers.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and equivalents of $9.05 million. Working capital was $52.54 million at September 30, 2013. The ratio of current assets to current liabilities was 2.02:1 at September 30, 2013.

Presently, the Company’s U.S. parent company is experiencing difficulty up streaming cash. As a consequence, the Company obtained a revolving line of credit providing for borrowings of up to $2.5 million, to address the cash needs of the Company’s U.S. parent. As of September 30, 2013, the Company issued 1,500,000 Restricted Shares of Common Stock in cancellation of $1,401,300 of indebtedness under the Credit Facility.  The remaining balance under the Credit Agreement as of September 30, 2013 was $822,262.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2013 and 2012:

	2013	2012
Cash provided by (used in):
Operating activities	$(11,845,772)	$(6,720,669)
Investing activities	$420,087	$(837,112)
Financing activities	$1,848,173	$8,952,310

Net cash flow used in operating activities was $11.85 million in the nine months ended September 30, 2013, compared to net cash flow used by operating activities of $6.72 million in 2012. The increase in net cash outflow in operating activities was due mainly to significant decreased net income, cash outflow of $2.97 million from advance to suppliers, whereas we had cash inflow of  $8.77 million in the comparable period of 2012; less cash collected from accounts receivable, and increased payment for other receivables and deposits,  despite add-back of noncash charge of $27.49 million from provision for bad debts, inventory impairment and advance to suppliers in the nine months ended September 30, 2013, compared with $7.45 million in 2012.

Net cash flow provided by investing activities was $420,087 in the nine months ended September 30, 2013, compared to net cash used in investing activities of $837,112 million in 2012. In the nine months ended September 30, 2013, we had $2.0 million cash inflow from note receivable, offset with $1.04 million cash outflows for restricted cash, and $0.52 million for purchase of fixed assets; while in 2012, we paid $0.77 million for construction in progress and $1.28 million for equipment, $0.72 million for purchasing 46% of XinRui, despite $1.07 million cash inflow from notes receivable and $0.89 million inflow from change in restricted cash.

Net cash flow provided by financing activities was $1.85 million in the nine months ended September 30, 2013, compared to net cash provided by financing activities of $8.95 million in 2012. The cash inflow in 2013 consisted primarily of proceeds from a credit line of $0.82 million and proceeds from short-term loans of $13.27 million, but offset by repayment on short-term loans of $12.24 million. In the nine months ended September 30, 2012, we had $0.66 million from a credit line and $20.04 million in proceeds from short-term loans, but partially offset with $2.72 million cash outflow for payment of notes payable, and $9.02 million cash outflow for payment of short-term loans.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date, or up to 2 heating seasons. Our receipts from sales of our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation, testing times and warranty periods. For example, PHEs and HPs are less complex than PHE Units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We experience payment delays from time to time, which historically have been from 1 to 3 months from the due date, but given the temporary financial difficulties in 2013 and 2012 of some of our state-owned customers resulting from tightened fiscal policies in China, we have experienced longer payment delays from these customers. Our accounts receivable and inventory turnover are relatively low and days sales outstanding ratio relatively high. Consequently, collection on our sales is slow and capital is tied up in inventories, which may result in pressure on cash flows. The low accounts receivable turnover and high days outstanding in the nine months ended September 30, 2013, was due primarily to the temporary financial difficulties of some of our state-owned customers that resulted in delays in payment. The low inventory turnover rate in the nine months ended September 30, 2013, was due to overall less purchase orders received from our state-owned customers in China who are having temporary financial difficulties, despite our production and sales volumes have been gradually picking up in 2013 as compared to the same period of 2012 or as compared to the first quarter of 2013, we had sales of $13.17 million for the third quarter of 2013, and $7.72 million for the second quarter of 2013.

As of September 30, 2013, we had gross accounts receivable of $67,383,828, of which $4,043,874 was with aging within 30 days, $7,552,912 with aging between 31 and 90 days, $6,757,551 with aging between 91and 180 days, $29,821,004 with aging between 181 and 360 days, and $19,208,487 with aging over 360 days. At September 30, 2013, net accounts receivable was $18,633,221, or gross accounts receivable of $67,383,828 less bad debt allowance of $44,663,143, unearned interest of $12,812 and total retention receivables of $4,074,652.

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

We recognize the final 5-10% of the purchase price as retention receivable, which is due no later than the termination of our warranty period. The deferral of the final payment is a common practice in the heating manufacturing business in China. Sometimes our customers are required to deposit 5-10% of the sales price on high value products, like an assembled heat exchanger unit or the main part of a PHE, into designated bank accounts as restricted cash for securing the payment after such period expires. Based on our historical experience, there have been no defaults on such deferrals. Therefore, we believe the potential risks and uncertainty associated with defaults on such receivables are not material. As of September 30, 2013, the Company collected 36% of the accounts receivable that were outstanding as of December 31, 2012.

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

Contractual Obligations

The Company was obligated for the following short-term loans as of September 30, 2013 and December 31, 2012:

	2013	2012	Subsidiary obligated
From a commercial bank in the PRC for RMB 50,000,000 entered into on February 17, 2012.The loan bore interest at 7.872% with maturity on January 16, 2013. The loan was repaid at maturity.	$-	$7,954,817	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on July 12, 2012. The loan bore interest at 7.87% with maturity on July 11, 2013. The loan was repaid at maturity.	-	1,590,963	Siping
From a commercial bank in the PRC for RMB 10,000,000 entered into on August 23, 2012. The loan bore interest at 6.30% with maturity on August 22, 2013. The loan was guaranteed by a third party. The loan was repaid at maturity.	-	1,590,963	Taiyu
From a commercial bank in the PRC for RMB 9,000,000 entered into on September 7, 2012. The loan bore interest at 6.3% with maturity on September 6, 2013. The loan was guaranteed by a third party. The loan was repaid at maturity.	-	1,431,867	Taiyu
From a commercial bank in the PRC for RMB 8,000,000 entered into on September 13, 2012. The loan bore interest at 6.3% with maturity on September 12, 2013. The loan was guaranteed by a third party. The loan was repaid at maturity.	-	1,272,771	Taiyu
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 21, 2012. The loan bore interest at 6.6% with maturity on August 20, 2013. The loan was repaid at maturity.	-	4,772,890	Taiyu
From a commercial bank in the PRC for RMB 9,600,000 entered into on September 13, 2012. The loan bore interest at 6.6% with maturity on March 3, 2013. This loan was guaranteed by accounts receivable. The loan was repaid at maturity.	-	1,527,325	Taiyu
From a commercial bank in the PRC for RMB 13,344,190 entered into on June 26, 2012. The loan bears interest at 6.16% with maturity on January 18, 2014.	2,170,493	2,354,626	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 30, 2012. The loan bears interest at 7.87% with maturity on November 29, 2013.	1,626,545	1,590,963	Siping
From a commercial bank in the PRC for RMB 13,000,000 entered into on December 12, 2011. The loan bore interest at 6.65% with maturity on October 26, 2013. This loan was pledged with Taiyu’s building and land. This loan was repaid at maturity.	2,114,509	2,068,252	Taiyu
From a commercial bank in the PRC for RMB 40,000,000 entered into on March 11, 2013. The loan bears interest at 6.60% with maturity on March 10, 2014.	6,506,181	-	Taiyu
From a commercial bank in the PRC for RMB 8,550,000 entered into on January 9, 2013. The loan bears interest at 6.00% with maturity on December 10, 2013.	1,390,696	-	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on May 21, 2013. The loan bears interest at 6.60% with maturity on May 20, 2014.	1,626,545	-	Taiyu
From a commercial bank in the PRC for RMB 10,570,234 entered into on June 3, 2013. The loan bears interest at 6.16% with maturity on December 30, 2013.	1,719,296	-	Taiyu
From a commercial bank in the PRC for RMB 5,000,000 entered into on August 29, 2013. The loan bears interest at 7.20% with maturity on August 29, 2014. The loan was guaranteed by Taiyu.	813,272		Siping
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 4, 2013. The loan bears interest at 7.20% with maturity on September 4, 2014. The loan was guaranteed by Taiyu.	813,273		Siping
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 8, 2013. The loan bears interest at 6.90% with maturity on August 7, 2014.	4,879,636	-	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on September 18, 2013. The loan bears interest at 6.0% with maturity on September 17, 2014. This loan was pledged by Taiyu’s accounts receivable.	1,610,280	-	Taiyu
From a commercial bank in the PRC for RMB 15,411,200 entered into on July 10, 2013. The loan bears interest at 6.0% with maturity on January 9, 2014.	2,506,702	-	Taiyu
	$27,777,428	$26,155,437

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee amount of RMB 46 million ($7.32 million). The guarantee is for the loans entered or will be entered from February 20, 2012 to August 16, 2013 with the guarantee length equal to the loan term; the guarantee service was extended for the loans entered or will be entered from September 18, 2013 to September 12, 2014 with the guarantee length equal to the loan term, the maximum guarantee amount was revised to RMB 44 million ($7.05 million).  The Company was not required to pay any guarantee fees; however, the Company contracted to provide similar guarantees for up to RMB 20 million ($3.18 million) to Lianoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee is for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company does not require Guorui to pay any guarantee fees.  The Company did not extend the guarantee term for Guorui after January 11, 2013.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.

Contingencies

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang, Smartheat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both for violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint on the grounds that, among other things, the plaintiffs did not, in fact, allege that a member of our senior management team had sold their shares. The motion to dismiss was subsequently denied and the court set a discovery and class briefing schedule.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II.OTHER INFORMATION

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

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang, Smartheat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both for violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint on the grounds that, among other things, the plaintiffs did not, in fact, allege that a member of our senior management team had sold their shares. The motion to dismiss was subsequently denied and the court set a discovery and class briefing schedule.

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

SMARTHEAT INC.
(Registrant)

Date: November 26, 2013	By:	/s/ Oliver Bialowons
Oliver Bialowons President (Principal Executive Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Acting Chief Accountant pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of President and Acting Chief Accountant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith