Form 10-K
period 2013-12-31
SMARTHEAT INC.
filed 2014-04-15
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.

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
Yes ☐                        No ☑

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
Yes  ☐                      No  ☑

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2013, was $0.50 per share. Accordingly, effective as of June 30, 2013, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of April 4, 2014, there were 6,583,399 shares of common stock outstanding.

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

PART I

Item 1. Business

General

We are a U.S. holding company with no material assets other than the ownership interests of our foreign subsidiaries that design, manufacture and sell PHEs and related systems in the People’s Republic of China (“PRC”) and Germany. A PHE is a device that transfers heat from one fluid to another fluid across large metal plates. PHE products are used in the industrial, residential and commercial sectors to make energy use more efficient and to reduce pollution by reducing the need for coal fired boilers. Our subsidiaries design, manufacture, sell and service PHEs, PHE Units, which combine PHEs with various pumps, temperature sensors, valves and automated control systems, heat meters and heat pumps for use in commercial and residential buildings. They also design, manufacture and sell spiral heat exchangers and tube heat exchangers. Their products and related systems are an increasingly important element in providing a clean technology solution to energy consumption and air pollution problems in China and are commonly used in a wide variety of industrial processes where heat transfer is required. Common applications include energy conversion for heating, ventilation and air conditioning (“HVAC”), and industrial use in petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. Our subsidiaries sell their products under the SmartHeat and Taiyu brand names and also sell PHEs under the Sondex brand name as an authorized dealer of Sondex PHEs in China .

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

Our Business Segments

On August 23, 2013, the Company formed two new wholly-owned subsidiaries in the state of Nevada, Heat HP, Inc.(“Heat HP”) and Heat PHE, Inc. (“Heat PHE”), in order to reorganize the Company’s ownership structure over its subsidiaries. On August 23, 2013, the Company entered into an assignment agreement (“Assignment Agreement”)with each of Heat HP and Heat PHE which effected the reorganization.  The reorganization was performed so the Company’s subsidiaries would be organized along their respective operating segments with Heat HP holding those subsidiaries that operated in the heat pumps and related products segment and Heat PHE holding those subsidiaries that operated in the plate heating equipment, meters and related products segment.  The Company initially presented its financial results for the quarter ended March 31, 2013, in accordance with these operating segments and has continued segment reporting since that time.

Under the Assignment Agreement with Heat HP, the Company agreed to transfer, and in the case of indirectly owned subsidiaries, cause to be transferred, to Heat HP the following subsidiaries of the Company:

Heat HP
SmartHeat (China) Investment Co., Ltd.
SmartHeat (Shenyang) Heat Pump Technology Co., Ltd.
SmartHeat Deutschland GmbH
SmartHeat (Shanghai) Trading Co., Ltd.
Beijing SmartHeat Jinhui Energy Technology Co., Ltd.

Under the Assignment Agreement with Heat PHE, the Company agreed to transfer, and in the case of indirectly owned subsidiaries, cause to be transferred, to Heat PHE the following subsidiaries of the Company:

Heat PHE
SmartHeat Taiyu (Shenyang) Energy Technology Co., Ltd.
SanDeKe Co., Ltd.
SmartHeat (Shenyang) Energy Equipment Co., Ltd.
SmartHeat Siping Beifang Energy Technology Co., Ltd.
Hohhot Ruicheng Technology Co., Ltd.

For financial information regarding our business segments, see Note [2] of the Notes to Consolidated Financial Statements, included in Part II, Item [8] of this report.

Sale of Equity Interests

On December 30, 2013, the Company sold 40% of the Company’s equity interests in SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang) Energy Equipment Co. Ltd.; Hohot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company (collectively, the “Target Companies”). The purchase price was RMB 5,000,000. The Company retained an option to repurchase the equity interests of the Target Companies from the buyers at a purchase price of RMB 5,600,000 which terminated on February 28, 2014.  The Company did not exercise its option to repurchase the equity interest, and, as a result, the purchasers have the option to purchase an additional 40% equity interest in the Target Companies for an additional purchase price of RMB 6,000,000 on or before March 31, 2014, which has been exercised and is subject to shareholders’ approval. If the sale is approved by the Company’s shareholders, the Company may require the purchasers to purchase the remaining 20% equity interest for a purchase price of RMB 2,500,000.

The buyers consisted of 25 natural P.R.C. citizens, including Wen Sha, Jun Wang and Xudong Wang, managers of the Company’s subsidiaries engaged in the PHE segment of its business, and Huajuan Ai and Yingkai Wang, the Company’s Corporate Secretary and Acting Chief Accountant, respectively.  Huajuan Ai, Wen Sha, Jun Wang and Xudong Wang are also principals in Northtech Holdings Inc., the company that provided a credit line of $2.5 million to the Company.

Our Corporate Structure

Our corporate structure as of the date of this report is set forth in the following diagram. SanDeKe and SmartHeat Investment are WFOEs authorized by their respective business licenses to operate our businesses in China. SmartHeat Deutschland GmbH is wholly owned by Heat HP Inc. We own 52% and 30.6%, respectively, of the equity interests in our PRC-based joint venture companies, Jinhui and Ruicheng. SmartHeat Energy is a wholly owned subsidiary of SmartHeat Investment. Taiyu owns 98.8% of the equity interests of SmartHeat Pump. Prior to November 9, 2011, we had no direct ownership interest in SmartHeat Trading; instead, we controlled and were entitled to 100% of the profit or loss of SmartHeat Trading under contractual arrangements. Effective as of November 9, 2011, we terminated the nominee-owner relationship and acquired direct control over SmartHeat Trading.

*On August 23, 2013, SmartHeat entered into Assignments agreements with each of Heat HP and Heat PHE in order to reorganize the structure of its subsidiaries.  Under the Assignment Agreements SmartHeat agreed to be transfer, and in the case of indirectly owned subsidiaries, cause to be transferred, certain subsidiaries to each of Heat HP and Heat PHE. Further, under the Assignment Agreements, the SmartHeat agreed to cause its directly and indirectly owned subsidiaries to record these transfers with the applicable government agency in the People’s Rpublic of China, and in the case of SmartHeat Germany, in Germany. The restructured entity is reflected above after giving effect to the sale of 40% of the Company’s ownership interests in SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang) Energy Equipment Co. Ltd.; Hohot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company on December 31, 2014.

(1) We hold through 98.8% of the equity interest in SmartHeat Pump, with the remaining 1.2% of the equity interest held by Shenyang Economic and Technological Development Zone State-owned Assets Management Co., Ltd.

(2) We control 52% of Jinhui pursuant to a joint venture agreement entered into with the minority owner, Beijing Jun Tai Heng Rui Investment Consultancy Co. Ltd.

(3) We control 30.6% of Ruicheng pursuant to a joint venture agreement entered into with the minority owners, Hohhot Chengfa Heating Co. Ltd. and Beijing Taiyu Huineng Machinery and Electronic Equipment Co. Ltd. and our sale of 40% of our equity interests to the Chinese buying group.

Our Offices

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

Recent Developments

In response to inflationary concerns, the PRC government tightened fiscal policies beginning in 2011 that contributed to a general slowdown in many sectors of China’s economy and restricted bank lending practices.  Historically, approximately 40% of our subsidiaries’ customers, representing the majority of their total sales, consist of state-owned enterprises in China. Many of these customers, the majority of who are real estate developers, encountered difficulties in 2011 in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our subsidaries’ products. These conditions continued into 2013. Accordingly, the continued deflationary policy of the PRC government still affects the rate of growth of our sales of PHEs and PHE Units as certain state-owned enterprises deferred bidding for new projects because of their working capital difficulties or abandoned existing projects. The decline in new projects among state-owned enterprises and increased peer competition contributed to a decline in sales of PHEs and PHE Units in 2011 and 2012.  Our subsidiaries also canceled contracts in 2011 with certain of these state-owned customers that were unable to make payments or that had requested adjustments to their payment terms in response to their financial difficulties. Although these events caused a decrease in sales in 2011 and 2012, a portion of the canceled PHE and PHE Unit orders were reinstated in the year ended 2012 and we expect that additional orders and contracts that were canceled or partially delayed will be performed in early 2014, reducing the impact of the drop in our sales over the long term. Furthermore, the PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, which we believe will continue to drive demand for our subsidiaries’ heat transfer products.

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

On July 27, 2102, we entered into a secured, revolving credit facility under the terms of a Credit and Security Agreement (the “Credit Agreement") with Northtech Holdings, Inc., a British Virgin Islands business corporation (“Northtech”) owned by Jun Wang, Xudong Wang, Wen Sha and Jane Ai. As amended on December 21, 2012 and again on August 23, 2013, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed maturing on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly or directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we elected to repay $1,301,300 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders. On August 23, 2013 the Credit Agreement was amended to decrease the interest rate to 10% annually, compounded quarterly and payable annually, effective January 1, 2013.  The Company paid Northtech a fee of 100,000 restricted shares as consideration for the amendment and delivered 55% of its shares in Heat HP and Heat PHE as security.

On May 30, 2012, after the announcement of our initial restructuring actions and our proposed entry into the Credit Agreement referred to above, NASDAQ halted trading in our common stock pending a request for additional information with respect to these matters. We provided NASDAQ with additional information and clarification as requested, but on August 23, 2012, we received a notice from NASDAQ’s Listing Qualifications Department (the “Staff”), which stated that “the Staff has determined to apply more stringent criteria,” to the Company, accordingly, to delist the Company’s securities pursuant to the Staff’s broad discretionary authority under Listing Rule 5101. The Staff in its letter stated that it has concerns “regarding the Company’s solvency, viability, operational structure and suitability for listing.” In accordance with NASDAQ’s applicable procedures, we appealed NASDAQ’s delisting determination by appearing before a NASDAQ Hearings Panel, or the Panel, at an oral hearing that took place on October 11, 2012.  On November 7, 2012, we received notice that the Panel affirmed the delisting determination made by NASDAQ and that effective as of November 9, 2012; shares of our common stock would be suspended from trading on the NASDAQ Stock Market. We appealed the Panel’s decision through a further appeal process with the NASDAQ Listing and Hearing Review Council on November 19, 2012. This appeal was denied on February 25, 2013. The Company has appealed the decision with the Securities and Exchange Commission.

Our restructuring actions undertaken in 2012, including: the replacement of senior management; the retention of Nimbus; the execution of the Credit Agreement; and the potential issuance of shares under the Credit Agreement, were all approved by our shareholders at our 2012 Annual Meeting held on December 11, 2012.

On February 23, 2013, Michael Wilhelm resigned from his position as our Chief Financial Officer due to being “named personally in a groundless shareholder suit, where the alleged (unproven) actions in question are alleged to have taken place long before his involvement with the company.” Mr. Wilhelm was added as a defendant to the class action lawsuit filed against the Company, its directors, and certain of its former officers, originally captioned  Steven Leshinsky v. James Wang, et. al,  now captioned  Stream Sicav, Dharanedra Rai et al. v. James Jun Wang, Smartheat Inc. et al.,  in an amended complaint filed by the Rosen Law Firm on January 28, 2012.  We have had difficulty in retaining a suitable replacement for Mr. Wilhelm due to this class action lawsuit. The status of the class action and the Company’s response is detailed further under Item 3, “Legal Proceedings.”

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

On June 25, 2013, the Board of Directors of the Company authorized the Company to commence a market canvass for additional sources of financing aside from the Credit Agreement. Pursuant to Board authorization, the Company began soliciting stalking horse proposals for purchase of all or part of, or joint venture investment in or with, the Company or one or more of its directly or indirectly owned subsidiaries.  The Company selected a stalking horse proposal and the Company attempted to solicit competing bids. On October 10, 2013, the Company entered into the Equity Interest Purchase Agreement as contemplated by the stalking horse process and approved by the Company’s Board.  A definitive restructuring proposal was submitted to the Company’s stockholders for an advisory vote at the Company’s Annual Meeting on December 10, 2013 and was approved by a majority of the Company’s stockholders. As discussed in the preceding section, on December 30, 2013, the Company completed the sale of 40% of its ownership in certain subsidiaries.  On March 27, 2014, we received notice that the buyers exercised their option to purchase an additional 40% interest in such subsidiaries.

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

In addition to manufacturing their own PHEs, they import finished stainless steel plates from Sondex and assemble customized PHEs and PHE Units based on client specifications. All designs of PHEs and PHE Units are done in-house by engineers utilizing software and proprietary in-house Computer-aided design (“CAD”) software. Our subsidiaries sources plates from Sondex and from our Siping Beifang subsidiary, which manufactures plates, tubes, and gaskets, for the manufacture of PHE and PHE Units. The plates our subsidiaries produce provide solutions for a market segment with strong demand for PHE products that are priced 10%-15% lower than PHE products manufactured with Sondex plates. PHEs accounted for 11% and 47% of our sales in 2013 and 2012, respectively.

PHE Units

Taiyu commenced designing, manufacturing and selling PHE Units in May 2003. PHE Units integrate PHEs with various pumps, temperature sensors, valves and automated control systems to form a “unit.” While PHE Units are used in a variety of industrial processes, our subsidiaries have developed an expertise in designing and integrating PHE Units for HVAC systems in residential and commercial buildings. Often PHE Units are used along with other units to form a “PHE network” installed in a local district heating system. The production and sale of PHE Units have been central to our historical growth. PHE Units require a comparatively higher level of technical skill and knowledge of the applications in which they are used. As a result, PHE Units are generally sold at a higher selling price. Our subsidiaries’ PHE Units are designed by in-house by system engineers employing customized CAD software. PHE Units accounted for 8% and 39% of our sales in 2013 and 2012, respectively.
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

Using established relationships with provincial governments and utility companies throughout China, Taiyu introduced our patented heat meters to the market during the second quarter of 2006. Our subsidiaries will continue to work with national and local government entities to establish a national heating standard in China and become an active leader in China’s heat meter market. Sales to date have been small relative to our PHE and PHE Unit product lines. Heat meters accounted for 79% and 7% of our sales in 2013 and 2012, respectively.
Heat Meter

Heat Pumps

Heat pump systems provide heating, cooling and hot water for residential and commercial buildings and process heat for industrial applications by moving heat between two locations using small amounts of electricity. In a typical system, heat pumps draw heat from outside air or ground to warm the inside of a home or office building. Many heat pumps have reversible cycles, too, using the same system to cool the inside of a building by transferring heat outside. Heat pumps replace conventional energy sources such as oil, gas and coal with the energy stored in water, soil and air or heat recovered from wastewater or exhaust air. By transferring heat between locations, rather than burning fuel to create a heat source, heat pumps are extremely efficient energy transfer systems. Commercial users install heat pump systems not only to reduce energy consumption but also carbon dioxide, or CO2, emissions, a trend that is encouraged by policymakers in China. The advantages of heat pumps in terms of energy efficiency, operating cost, CO2 emission reduction and their ability to provide heating and cooling in one machine has made them the leading energy source for new buildings in Germany and Austria, and has replaced conventional fossil fuel based technology in these countries to a large degree. As the PRC government continues to focus on emissions reduction and energy conservation, we believe there are significant opportunities for strong incremental growth in the rapidly growing heat pump market in China. We also anticipate expanding sales of heat pumps manufactured in China under EU design standards to the European market. Heat pumps accounted for 2% and 8% of our sales in 2013 and 2012, respectively.
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

Quality Engineering, Research and Development. Our subsidiaries emphasize efficiency, durability and quality engineering in all of their products. All of their products utilize the latest technologies, and their designs are created using advanced software systems. Our subsidiaries have 17 registered patents in China for PHE-related products and heat meters. To maintain their competitive edge in the marketplace and keep pace with new technologies, they fund research and development on an ongoing basis to find improved efficiencies in design, cost and energy capture. Research and development costs for 2012 and 2013 were $1.53 million and $1.42 million, respectively. Our subsidiaries plan to continue to invest in research and development to identify new industry applications for PHEs, improve and expand product lines, develop multifunctional PHE Units and modify PHE designs to meet current market demand.

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

Diversified End Markets and Customers. PHEs and PHE Units are broadly used across a variety of industrial end markets including the energy, such as conventional and nuclear power plants, HVAC, petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. Our subsidiaries also benefit from a diverse customer mix, with no individual customer accounting for greater than 42% of sales in 2013 or 2012. This diversification of end markets and customer base helps to insulate us from sales volatility that would occur if we concentrated in specific industries. The majority of our subsidiaries’ customers are state-owned utilities, engineering and construction companies and industrial companies.

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

Expand Heat Pump Sales. Heat pump systems are a rapidly growing market in China and the leading energy source for new buildings in Germany and Austria. Heat pumps have replaced conventional fossil fuel based technology to a large degree in these European countries for heating, cooling and hot water for residential and commercial buildings. As the PRC government continues to focus on emissions reduction and energy conservation, we believe there are significant opportunities for strong incremental growth in the residential and commercial markets in China. We anticipate our subsidiaries will expand sales of our heat pumps manufactured in China under EU design standards to the European market because our heat pump business has expanded its sales network.

Production

Our subsidiaries currently operate five manufacturing facilities in China, including our Taiyu plant in Shenyang, which is our principal manufacturing facility, and our SanDeKe, Siping Beifang, Ruicheng and SmartHeat Pump plants, and one manufacturing facility for heat pumps in Germany. Our manufacturing facilities, in the aggregate, currently have the capacity to produce approximately 2,000 PHEs, 900 PHE Units, 12,000 heat meters and 400 heat pumps monthly. Our operations in China generally operate on an 8-hour shift, with the exception of the high season from May to November, during which we may operate for 11-12 hours per day. Production is driven by orders from clients and typically is scheduled on a just-in-time delivery basis.

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

Suppliers

Plates and components together constituted approximately 42% of our raw material purchases in 2013 and 2012. Plates for PHEs and PHE Units are manufactured in our subsidiaries’ facilities and also are purchased from Sondex under the terms of Taiyu’s Sondex authorized dealer arrangement. While Taiyu is an authorized dealer of Sondex products, annual or quarterly purchasing prices are not fixed and fluctuate according to Sondex’s most recent pricing list.  Sondex plate purchases accounted for approximately 4% of our total annual raw material purchases in 2013.

Components generally include pumps, valves, pipes and electronic meters purchased from a number of premium international and domestic suppliers who have been certified to meet our quality specifications. Representative component suppliers include Siemens, Wilo A.G. and Honeywell, as well as others. Our subsidiaries typically maintain a relatively small inventory of component parts for resale.

Customers

Our subsidiaries sell both directly through their sales force and through a network of national distributors located throughout China. All of their work is performed based on written contracts with customers and there are no oral contracts. Their customer base consists primarily of state-owned enterprises diversified across a number of end markets in China, such as real estate development, with one customer accounting for 10% of our sales in 2013 but no other customer accounting for more than 10% of our sales in 2013.

Intellectual Property

Our subsidiaries use the SmartHeat and Taiyu brand names on their products in China and the SmartHeat brand on their heat pumps in Europe. They have registered trademarks for their brand names with the China Trademark Bureau, which expire in 2020. We believe our subsidiaries’ brand names are recognized in China’s heating industry for quality and efficiency. In addition, we have registered and maintain numerous internet domain names related to our business, including “smartheatinc.com.” Collectively, the trademarks and domain names that we and our subsidiaries hold are of material importance to us. We have 6 new registered patents in China in 2013 related to our products. We have altogether 23 registered patents in China related to our products, of which 4 expire in 2015, 2 in 2017, 2 in 2018, 5 in 2021, 4 in 2022 and 6 in 2023. We intend to apply for additional patents in China to protect our core product designs.

Research and Development

To maintain our subsidiaries’ competitive edge in the marketplace and keep pace with new technologies, we believe it is important to devote resources to ongoing research and development to find improved efficiencies in design, cost and energy capture. Research and development costs for 2013 and 2012 were $1.42 million and $1.53 million, respectively. Our subsidiaries plan to continue to invest in research and development to identify new industry applications for PHEs, improve and expand product lines, develop multifunctional PHE Units and modify PHE designs to meet current market demand.

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

Our subsidiaries’ principal competitors in the domestic China market for PHEs include Alfa Laval, APV, Tranter, Accessen, Lanshi and Juyuan, and foreign producers hold an approximately 50% market share. We believe the quality of our subsidiaries’ PHEs is equal to those sold by Alfa Laval, as are their prices. In comparison with other domestic producers, our subsidiaries’ prices for PHEs are approximately 10%-15% higher, reflecting a premium we believe attributable to the quality of their products and after-sales services.

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

Governmental and Environmental Regulation

Product and Business Regulations

Our business and company registrations are in compliance in all material respects with the laws and regulations of their respective governing municipal and provincial authorities. Our subsidiaries and manufacturing facilities in China are subject to the national and local laws of the PRC. Other than as described following, our subsidiaries are not subject to any other government regulations that would require them to obtain a special license or approval from the PRC government to operate their business or manufacturing facilities in China.

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

Employees

We do not have direct employees.  However, as of December 31, 2013, our subsidiaries had 569 full time employees and 46 seasonal employees in China and Germany, among which 432 employees work in PHE segment while 183 employees work in HP segment. Our subsidiaries maintain strong ties with their employees and staff and retention is stable. Employee contracts in China adhere to both state and provincial employment regulations and all social security regulations. All compensation, including social insurance, is paid in a timely manner to authorities and employees. There have been no disputes to date and there are no collective bargaining agreements.

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

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former offers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , Smartheat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both for violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint on the grounds that the plaintiffs did not, in fact, allege that a member of our senior management team had sold their shares. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice to move again for such certification pending (1) the resolution of Halliburton Co. v. Erica P. John Fund, Inc., No. 13-317 (U.S. 2014)by the Supreme Court of the United States regarding the viability of the efficient market theory andthe plaintiffs’ claim that reliance, and therefore injury, can be determined on a classwide basis and(2) defendants' compliance with their discovery obligations. Any adverse decision in this action, requiring us to pay substantial damages to the plaintiffs could result in a material adverse effect on our results of operations and could harm our reputation. We believe this lawsuit is frivolous and without merit and will contest it vigorously. Please see Item 3 “Legal Proceedings” for additional information with respect to this matter.

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

We record revenue and corresponding accounts receivable when products are delivered to customers, and for PHE Units, when customer acceptance occurs following delivery. Payments received prior to product delivery, or customer acceptance for PHE Units, are recorded as unearned revenue. Our subsidiaries may experience payment delays from time to time, which historically have ranged from 1 to 3 months from the due date. While these payment delays are common in the heating manufacturing industry in China, such delays cause capital to be tied up in receivables, which may result in pressure on our cash flows and liquidity. In 2013, we had accounts receivable turnover of 1.94, with days sales outstanding of 186 and inventory turnover of 0.61. In 2012, we had accounts receivable turnover of 1.21, with days sales outstanding of 303 and inventory turnover of 0.58. The low accounts receivable turnover and high days outstanding in 2013 is due to an unexpected abandonment of projects, cancelation of orders and delays in the performance of PHE and PHE Unit contracts from certain state-owned customers due to the tightened fiscal policy in China during 2012. The low inventory turnover in 2013 was due to increased raw materials inventory on hand for the readiness of the high production season during the second half of 2013 and increased finished goods inventory resulting from orders that have been delayed or canceled in 2013. While historically collections have been reasonably assured, delays in collections and the significant period of time our subsidiaries’ accounts receivable remain outstanding may negatively impact our cash flow and liquidity.

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

Some of our subsidiaries products are subject to PRC and international regulations related to the heating manufacturing industry. Manufacturers of heat meters and heat pumps in China require licenses issued by the PRC government to produce and sell these products in the domestic market. The Safety Bureau overseeing heat meter and heat pump production conducts site visits and inspections of documents on a periodic basis to verify adherence to the standards. PHEs and PHE Units are not subject to material regulation by the PRC government or other national agencies, but many purchasers of these products in industries utilizing high temperatures or pressure in the production process prefer to source from manufactures that have obtained a PRC National Safety Certification for their PHE products. The European Commission has promulgated standards, such as EN 378 Safety and Environmental Requirements, for heat pumps and products sold in the European Union must carry CE marking, indicating conformity with such requirements. As of December 31, 2013, our subsidiaries had no regulatory approvals pending for our products or that we need to obtain to conduct our business. Our subsidiaries received licenses to manufacture and sell heat meters and heat pumps in China in 2005 and 2008, respectively, which are continuing to be maintained through renewals. Our subsidiaries seek to manufacture all products to customer specifications and believe that their products meet all currently applicable national test standards. Any failure to manufacture and deliver products in compliance with all applicable standards and regulations for the markets in which our subsidiaries’ products are distributed may subject them to fines, penalties or business interruptions and could result in a decrease in clients or loss of market share. In addition, new or revised standards and regulations applicable to our subsidiaries’ products could require them to redesign existing and planned products, acquire new manufacturing equipment or incur other significant expenses. If our subsidiaries are not able to obtain regulatory approvals for our products based on the applicable standards and regulations, it could have material and adverse effects on our business, financial condition and prospects.

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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2013, because of one identified material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented, or detected and corrected on a timely basis. The material weakness identified relates to the lack of sufficient internal accounting personnel with appropriate levels of knowledge, experience and training in generally accepted accounting principles in the U.S., or U.S. GAAP, for the preparation of financial statements in accordance with U.S. GAAP. Furthermore, our management concluded that, as of December 31, 2013 our disclosure controls and procedures were not effective because of this identified material weakness in our internal control over financial reporting. See “Item 9A. Controls and Procedures.” Our Board of Directors and management are evaluating remediation measures that we will undertake to address this material weakness and will continue this evaluation in order to implement a comprehensive remediation plan. Until such time as we hire qualified accounting staff or train our current accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate this material weakness in our internal control over financial reporting.

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

Furthermore, certain tax exemptions that certain of our subsidiaries presently enjoy in China are scheduled to expire after 2013. Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Taiyu has been classified as a high-tech enterprise eligible for certain tax benefits, including a preferential enterprise income tax rate of 15% through 2013. SanDeKe was entitled to a 50% discount on its income tax rate from 2010 through 2012, resulting in an income tax rate of 13% and 12% for 2012 and 2011, respectively. SanDeKe’s income tax rate increased to 25% in 2013. We plan to apply for renewal of these preferential tax benefits for Taiyu after 2013 and will apply in 2014. If these tax benefits enjoyed by Taiyu expire without renewal, however, our income tax expenses will increase, which will reduce our net income.

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

Our Articles of Incorporation authorize the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share. As of April 4, 2014, there were 68,416,601 authorized and unissued shares of our common stock available for future issuance, based on 6,583,399 shares of our common stock outstanding and our reservation of 2,400 shares of our common stock issuable upon exercise of outstanding options. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination, to raise capital or to repay outstanding debt obligation, including amounts we may borrow under the Credit Agreement with Northtech. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing stockholders and may adversely affect prevailing market prices for our common stock.

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

Properties owned or acquired by SmartHeat Taiyu (Shenyang) Energy Technology Co., Ltd, SanDeKe Co., Ltd, SmartHeat (Shenyang) Energy Equipment Co., Ltd, SmartHeat Siping Beifang Energy Technology Co., Ltd and Hohhot Ruicheng Technology Co., Ltd are used for Heat PHE; while properties owned or acquired by SmartHeat (Shenyang) Heat Pump Technology Co., Ltd and SmartHeat Deutschland GmbH are used for Heat HP. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

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

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former offers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption  Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , Smartheat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both for violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint on the grounds that the plaintiffs did not, in fact, allege that a member of our senior management team had sold their shares. . On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice to move again for such certification pending (1) the resolution of Halliburton Co. v. Erica P. John Fund, Inc., No. 13-317 (U.S. 2014)by the Supreme Court of the United States regarding the viability of the efficient market theory andthe plaintiffs’ claim that reliance, and therefore injury, can be determined on a classwide basis and(2) defendants' compliance with their discovery obligations. In the event the motion to dismiss is not successful, we intend to vigorously defend this action, as we believe the allegations against us are without merit.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the over the counter market since November 9, 2012. Previously, and prior to NASDAQ halting trading in our common stock, our common stock was listed on the NASDAQ Global Select Market under the symbol “HEAT” and had been trading on NASDAQ since January 29, 2009. The following table sets forth the range of the high and low sales prices of our common stock for each quarter in the years ended December 31, 2013 and 2012.

	2013		2012
	High	Low	High	Low
First Quarter (through March 31)	$0.70	$0.30	$5.15	$0.32
Second Quarter (through June 30)	0.55	0.22	9.64	4.04
Third Quarter (through September 30)	0.60	0.21	4.04	4.04
Fourth Quarter (through December 31)	0.50	0.15	4.04	0.25

Holders of Record

On April 4, 2014, there were approximately 47 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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
SmartHeat Heat Exchange Equipment Co.

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

In response to inflationary concerns, the PRC government tightened fiscal policies beginning in 2011 that contributed to a slowdown in many sectors of China’s economy and restricted bank lending practices. China’s economy grew at its slowest pace in three years according to the National Bureau of Statistics of China. This slow growth continued into 2013. Historically, approximately 40% of our customers, representing the majority of our total sales, consist of state-owned enterprises in China. Many of these customers, the majority of which are real estate developers, encountered difficulties in 2011 and 2012 in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our products. These conditions continued into 2013. Accordingly, the continued deflationary policy of the PRC government affected the number of new sales of our PHEs and PHE Units as certain state-owned enterprises deferred bidding for new projects because of their working capital difficulties or abandoned existing projects. The decline in new projects among state-owned enterprises and increased peer competition contributed to a decline in sales of our PHEs and PHE Units in 2011, 2012 and 2013. We also canceled contracts in 2011 with certain of these state-owned customers that were unable to make payments or that had requested adjustments to their payment terms in response to their financial difficulties. Although these events caused a decrease in our sales in 2011, 2012 and into 2013, a portion of the canceled PHE and PHE Unit orders were reinstated in 2012, and additional orders and contracts that were canceled or partially delayed are performed in 2013, which reduced the impact of the drop in our sales over the long term. Furthermore, the PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, which we believe will continue to drive demand for our clean technology heat transfer products.

Our revenues also may fluctuate significantly due to material costs, which normally account for approximately 69-72% of our cost of sales. We experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless steel used to produce plates, our PHEs and PHE Units. We monitor the commodities markets for pricing trends and changes, but do not engage in hedging to protect against raw material fluctuations. Instead, we attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance based on production needs and projected sales. We typically experience stronger sales during the second half of the year, which is the start of fall and winter in China, during which we historically generate the majority of our revenue. Accordingly, we increased our inventory and advances to suppliers during the first three quarters of each year in anticipation of our historical high season for production. Management believes our current levels of increased inventory resulting from the unexpected abandonment of projects and cancelation of orders by certain customers in 2011 and 2012 was consumed gradually in 2013 and the following years as we fulfill new orders and delayed and reinstated contracts.  Although we currently are able to obtain adequate supplies of raw materials, it is impossible to predict future availability or cost. Unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our cash flows and ability to meet the demands of our customers, which could result in the loss of future sales.

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

The economic conditions our subsidiaries faced in 2011, 2012, and 2013, made it impossible for our subsidiaries to pay dividends to our U.S. parent company, which is dependent upon such dividends to meet its financial obligations.  Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as detailed in Note 18 to our financial statements. As a result, we sought alternative sources of capital for our U.S. parent company. On July 27, 2012, we entered into a secured, revolving credit facility with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha.  Jane Ai, our Corporate Secretary, is also a part owner of Northtech.  As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed maturing on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we repaid $1,300,000 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders. On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, we entered into second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10% annually, compounded quarterly, effective January 1, 2013.   On March 26, 2014, we gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 3, 2015 (see Note 15).

On December 30, 2013, we closed the transaction contemplated by the Equity Interest Purchase Agreement dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries: SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang Energy Equipment) Co. Ltd.; Hohot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company (collectively, the “Target Companies”). The purchase price was RMB 5,000,000. Urumchi XinRui was 46% owned by SmartHeat US parent company.

We retain an option to repurchase the equity interests of the Target Companies from the buyers at a purchase price of RMB 5,600,000 which terminated on February 28, 2014.  In the event we do not exercise the option to repurchase the equity interest, the buyers shall have the option to purchase an additional 40% equity interest in the Target Companies for an additional purchase price of RMB 6,000,000. On March 27, 2014, the buyers gave notice of their intent to exercise their option to purchase the additional 40% equity interest upon satisfaction of the terms and conditions set forth in the Equity Interest Purchase Agreement, including, without limitation the approval of our shareholders prior to completion of  the sale. In the event such approval is not obtained, the buyers may terminate the Equity Interest Purchase Agreement. Should the buyers exercise their option to purchase the additional 40% equity interest, and the Company’s shareholders approve the sale, we have the option to require the Buyers to purchase the remaining 20% equity interest for a purchase price of RMB 2,500,000.We did not exercise the option to repurchase the equity interest of the Target Companies.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s U.S. parent and its subsidiaries, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, SmartHeat Germany and SmartHeat Pump. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances of $48.2 million and $28.2 million at December 31, 2013 and 2012, respectively.

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

We charge for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. We recognize such revenue when service is provided. The revenue earned from these services was not material during the years ended December 31, 2013 and 2012.

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

As of December 31, 2013, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Year ended December 31, 2013 Compared to the Year ended December 31, 2012

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2013		2012
	$	% of Sales	$	% of Sales
Sales	$44,709,526		$47,850,292
Cost of sales	40,401,380	90%	32,481,271	68%
Gross profit	4,308,146	10%	15,369,021	32%
Operating expenses	43,911,483	98%	45,358,344	95%
Loss from operations	(39,603,338)	(89)%	(29,989,323)	(63)%
Non-operating income (expenses), net	(1,289,971)	(3)%	1,236,968	3%
Income tax expense (benefit)	(50,657)	(0.1)%	493,624	1%
Noncontrolling interest	(319,904)	(1)%	(28,897)	(0)%
Net Loss to SmartHeat Inc.	$(40,522,748)	(91)%	$(29,217,082)	(61)%

The following table sets forth the results of our operations for our PHE and heat meter segment (include inter-segment sales of $131,806) for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2013		2012
	$	% of Sales	$	% of Sales
Sales	$38,882,321		$42,074,895
Cost of sales	36,076,054	93%	27,412,639	65%
Gross profit	2,806,266	7%	14,662,255	35%
Operating expenses	37,992,759	98%	36,142,111	86%
Loss from operations	(35,186,493)	(91)%	(21,479,856)	(51)%
Non-operating expenses, net	(1,154,267)	(3)%	(339,647)	(1)%
Income tax expense	9,456	0.02%	561,218	1%
Noncontrolling interest	(305,710)	(1)%	(737)	(0)%
Net Loss to SmartHeat Inc.	$(36,044,506)	(93)%	$(22,379,983)	(53)%

The following table sets forth the results of our operations for our HP segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2013		2012
	$	% of Sales	$	% of Sales
Sales	$5,959,011		$5,797,898
Cost of sales	4,457,132	75%	5,091,132	88%
Gross profit	1,501,879	25%	706,766	12%
Operating expenses	4,388,694	74%	7,142,687	123%
Loss from operations	(2,886,815)	(48)%	(6,435,921)	(111)%
Non-operating income, net	717,301	12%	624,958	11%
Income tax benefit	(60,113)	(1)%	(67,594)	(1)%
Noncontrolling interest	(14,194)	(0)%	(28,159)	(0)%
Net Loss to SmartHeat Inc.	$(2,095,207)	(35)%	$(5,715,209)	(99)%

Sales. Net sales in the year ended December 31, 2013, were $44.71 million, consisting of $27.39 million for PHEs, $10.49 million for PHE Units, $1.13 million for heat meters and $5.70 million for HPs, while net sales in the year ended December 31, 2012, were $47.85 million, consisting of $22.29 million for PHEs, $18.55 million for PHE Units, $3.28 million for heat meters and $3.73 million for HPs, an overall decrease of $3.14 million or 7%. The 7% decrease in total revenue was due primarily to the decrease in sales of PHE unit in the year ended December 31, 2013, compared to 2012. However, sales of PHE, increased 23% in the year ended December 31, 2013 compared to 2012.  The overall slow-down of the PRC economy and tight fiscal policy including restricted lending practice continues in 2013, which caused decline in new projects among state-owned enterprises and increased peer competition, despite a portion of the previously canceled or delayed orders were reinstated and performed in 2013, we obtained less new sales contracts in 2013 for PHE unit which is more commonly used in real estate industry, and the real estate industry is very slow in PRC in recent years due to the reasons explained above; however, we got improved sales performance for industrial use of PHE in 2013, which has less impact from tight fiscal policy.

We have a review process for approving each sales contract, including sales price. Sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending primarily on each customer’s specific requirements and our negotiation of the contract amount and term.

Cost of Sales. Cost of sales (“COS”) was $40.40 million in the year ended December 31, 2013, compared to $32.48 million in 2012, an increase of $7.92 million or 24%. The increase in our COS is attributable to an increased inventory impairment provision. We reserved $6.34 million for inventory impairment provision for PHEs and PHE Units during the year ended December 31, 2013, compared with $1.59 million for 2012.  COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 69% of total cost, while factory overhead cost was 27% and labor was 4% during the year ended December 31, 2013, as compared to 65%, 31% and 4%, respectively, for 2012.  Our materials cost as a percentage of total costs increased to 69% from the typical 65% as a result of increased raw material price.  Combined with a significant increase in inventory impairment provision, the COS as a percentage of sales was 90% in the year ended December 31, 2013 compared with 68% for the same period of 2012.

We performed an inventory impairment assessment as of December 31, 2013 and 2012, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment provision of $12,067,544 and $5,433,879 as of December 31, 2013 and 2012, respectively.

Gross Profit. Gross profit (loss) was $4.31 million in the year ended December 31, 2013, compared to $15.37 million in 2012. Profit margin was 10% and 32% for the year ended December 31, 2013 and 2012 respectively. The decrease in profit margin in the year ended December 31, 2013 was primarily due to increased inventory impairment provision which was recorded in COS, and increased raw material cost as a percentage to total cost.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $43.91 million in year ended December 31, 2013, compared to $45.36 million in 2012, a decrease of $1.45 million or 3.19%. Operating expenses as a percentage of sales were 98% in the year ended December 31, 2013, compared to 95% in 2012. The decrease in operating expenses was mainly due to decreased selling expense of $6.86 million and general and administrative expense of $10.40 million for the year ended December 31, 2013, compared with $9.92 million selling expense and $12.35 million general and administrative expense for 2012 as a result of decreased sales and slowdown of our business. In addition, we had $2.08 million goodwill impairment for SmartHeat Germany in 2012.

We recorded a bad debt allowance of $18.81 million for accounts receivable (consisting of $18.64million for PHEs and related products and $0.17 million for HPs and related products), $8.43 million for bad debt allowance for other receivables (consisting of $8.41 million for PHEs and related products and $23,495 for HPs and related products), and $(0.59) million for allowance for advances to suppliers (consisting of $(0.68) million for PHEs related and $89,134 for HPs related), respectively, for the year ended December 31, 2013, compared with $17.52 million for bad debt allowance for accounts receivable, $1.27 million for bad debt allowance for other receivables, and $2.22 for allowance for advance to suppliers for 2012. The increased bad debt allowance for accounts and other receivables was primarily attributable to payment delays caused by the working capital difficulties of many of our state-owned customers. Due to the deflationary fiscal policy of the PRC government in 2012 that continued into 2013, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, both of which typically are used to finance the purchase of our products, which resulted in unexpected delays in the payment of our accounts receivable in a timely manner. Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due. We believe the stringent fiscal policy impacting our customers in China will be temporary and the expansion and training of our marketing team and other employees will increase sales and improve the efficiency of our operations.

Non-operating income (expenses), net. Our net non-operating expenses for the year ended December 31, 2013 was $1.29 million compared to net non-operating income of $1.24 million for 2012, an increase of expenses of $2.53 million or 204%. The increase in non-operating expenses was due mainly to increased interest expense of $1,816,456 for the year ended December 31, 2013, compared with $1,548,937 for 2012, and decreased net other income of $1,314,945 for the year ended December 31,2013, compared with $2,643,786 for 2012.  The net other income of $1,314,945 for the year ended December 31, 2013 mainly consisted of income (net), from selling of raw material of $810,653, government subsidy of $457,717 and other non-operating income of $245,119, but offset by loss (net) from after-sales services of $198,544.  The net other income of $2,643,786 for the year ended December 31, 2012, mainly consisted of income (net), from selling of raw material of $582,200; income from providing technical service of $450,700; income (net) from after-sales services of $186,730, gain on settlement of debts of $813,245 through issuance of shares, and insurance compensation of $496,260 for the fire loss. In addition, we incurred $842,491 loss on sale of 40% equity interest on Taiyu, Siping, Shenyang Energy, Ruicheng and Xinrui in 2013.

Income tax expense (benefit). We had income tax benefit of $50,657 for the year ended December 31, 2013, compared to income tax expense of $493,624 for 2012. The effective income tax rate to taxable loss for the year ended December 31, 2013, was (0.1)% compared to 1.7% for 2012.

Net Loss. Our net loss for the year ended December 31, 2013, was $40.53 million compared to net loss of $29.22 million for 2012, an increase of $11.31 million or 39%. Net loss as a percentage of sales was 91% in the year ended December 31, 2013, and net loss as a percentage of sales was 61% in 2012. This increase in net loss was attributable to increased inventory impairment provision, increased provision for bad debts, and increased non-operating expenses as described above.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and equivalents of $13.60 million. Working capital was $47.96 million at December 31, 2013. The ratio of current assets to current liabilities was 1.89:1 at December 31, 2013.

Presently, the Company’s U.S. parent company is experiencing difficulty up streaming cash. As a consequence, the Company obtained a revolving line of credit providing for borrowings of up to $2.5million, to address the cash needs of the Company’s U.S. parent. In 2013 and 2012, the Company issued 200,000 and 1,300,000 Restricted Shares of Common Stock, respectively, in cancellation of $100,000 and $1,301,300, respectively, of indebtedness under the Credit Facility.  The remaining balance under the Credit Agreement as of December 31, 2013 was $1.40 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the year ended December 31, 2013 and 2012:

	2013	2012
Cash provided by (used in):
Operating activities	$(4,545,268)	$(5,443,788)
Investing activities	$(1,621,293)	$(2,030,407)
Financing activities	$949,832	$13,437,773

Net cash flow used in operating activities was $4.54 million in the year ended December 31, 2013, compared to net cash flow used inoperating activities of $5.44 million in 2012. The decrease in net cash outflow in operating activities was due mainly to increased noncash charge of $33.58 million from provision for bad debts and inventory impairment in the year ended December 31, 2013, compared with $20.38 million in 2012; improved cash collected from accounts receivable, less cash outflow by $3.32 million for inventory, and cash inflow of $9.07 million resulted from accrued liabilities and other payables in the year ended December 31, 2013 compared with $2.34 cash outflow in 2012, despite we had increased net loss in 2013.

Net cash flow used in investing activities was $1.62 million in the year ended December 31, 2013, compared to net cash used in investing activities of $2.03 million in 2012. In the year ended December 31, 2013, we had $804,609 proceeds from sale of 40% equity interest on Taiyu, Siping, Shenyang Energy, Ruicheng and Xinrui, $122,483 cash inflow from note receivable, offset with $1.50 million cash outflows for restricted cash, and $0.57 million for purchase of fixed assets; while in 2012, we had $1.86 million cash inflow from changes in restricted cash, offset with $0.72 million investment into a new subsidiary, $0.83 million for purchase of fixed assets, $1.39 million for construction in progress and advance for construction and $0.8 million from increase in notes receivable.

Net cash flow provided by financing activities was $0.95 million in the year ended December 31, 2013, compared to net cash provided by financing activities of $13.43 million in 2012. The cash inflow in 2013 consisted primarily of proceeds from a credit line of $1.31 million and proceeds from short-term loans of $24.48 million, but offset by repayment on short-term loans of $24.85 million. In the year ended December 31, 2012, we had $1.28 million from a credit line and $23.70 million in proceeds from a short-term loan, partially offset by repayment on short-term loans of $9.03 million and repayment of notes payable of $2.54 million.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date, or up to 2 heating seasons. Our receipts from sales of our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation, testing times and warranty periods. For example, PHEs and HPs are less complex than PHE Units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We experience payment delays from time to time, which historically have been from 1 to 3 months from the due date, but given the temporary financial difficulties in 2013 and 2012 of some of our state-owned customers resulting from tightened fiscal policies in China, we have experienced longer payment delays from these customers. Our accounts receivable and inventory turnover are relatively low and days sales outstanding ratio relatively high. Consequently, collection on our sales is slow and capital is tied up in inventories, which may result in pressure on cash flows. The low accounts receivable turnover and high days outstanding in the year ended December 31, 2013, was due primarily to the temporary financial difficulties of some of our state-owned customers that resulted in delays in payment. The low inventory turnover rate in the year ended December 31, 2013, was due to overall less purchase orders received from our state-owned customers in China who are having temporary financial difficulties.

As of December 31, 2013, we had gross accounts receivable of $65,623,090, of which $12,374,447 was with aging within 30 days, $6,604,855 with aging between 31 and 90 days, $6,821,354 with aging between 91and 180 days, $17,266,794 with aging between 181 and 360 days, and $22,555,640 with aging over 360 days. At December 31, 2013, net accounts receivable was $12,907,612, or gross accounts receivable of $65,623,090 less bad debt allowance of $48,248,832, unearned interest of $26,655, and total retention receivables of $4,439,991.

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

We recognize the final 5-10% of the purchase price as retention receivable, which is due no later than the termination of our warranty period. The deferral of the final payment is a common practice in the heating manufacturing business in China. Sometimes our customers are required to deposit 5-10% of the sales price on high value products, like an assembled heat exchanger unit or the main part of a PHE, into designated bank accounts as restricted cash for securing the payment after such period expires. Based on our historical experience, there have been no defaults on such deferrals. Therefore, we believe the potential risks and uncertainty associated with defaults on such receivables are not material. As of December 31, 2013, the Company collected 55% of the accounts receivable that were outstanding as of December 31, 2012.

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

Contractual Obligations

The Company was obligated for the following short-term loans as of December 31, 2013 and 2012:

	2013	2012	Subsidiary obligated
From a commercial bank in the PRC for RMB 50,000,000 entered into on February 17, 2012.The loan bore interest at 7.872% with maturity on January 16, 2013. The loan was repaid at maturity.	$-	$7,954,817	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on July 12, 2012. The loan bore interest at 7.87% with maturity on July 11, 2013. The loan was repaid at maturity.	-	1,590,963	Siping
From a commercial bank in the PRC for RMB 10,000,000 entered into on August 23, 2012. The loan bore interest at 6.30% with maturity on August 22, 2013. The loan was guaranteed by a third party. The loan was repaid at maturity.	-	1,590,963	Taiyu
From a commercial bank in the PRC for RMB 9,000,000 entered into on September 7, 2012. The loan bore interest at 6.3% with maturity on September 6, 2013. The loan was guaranteed by a third party. The loan was repaid at maturity.	-	1,431,867	Taiyu
From a commercial bank in the PRC for RMB 8,000,000 entered into on September 13, 2012. The loan bore interest at 6.3% with maturity on September 12, 2013. The loan was guaranteed by a third party. The loan was repaid at maturity.	-	1,272,771	Taiyu
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 21, 2012. The loan bore interest at 6.6% with maturity on August 20, 2013. The loan was repaid at maturity.	-	4,772,890	Taiyu
From a commercial bank in the PRC for RMB 9,600,000 entered into on September 13, 2012. The loan bore interest at 6.6% with maturity on March 3, 2013. This loan was guaranteed by accounts receivable. The loan was repaid at maturity.	-	1,527,325	Taiyu
From a commercial bank in the PRC for RMB 13,344,190 entered into on June 26, 2012. The loan bore interest at 6.16% with maturity on January 18, 2014. This loan was repaid at maturity.	2,188,684	2,354,626	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 30, 2012. The loan bore interest at 7.87% with maturity on November 22, 2014. The loan was guaranteed by Taiyu.	1,640,178	1,590,963	Siping
From a commercial bank in the PRC for RMB 13,000,000 entered into on December 12, 2011. The loan bore interest at 6.65% with maturity on October 26, 2013. This loan was pledged with Taiyu’s building and land. This loan was repaid at maturity.	-	2,068,252	Taiyu
From a commercial bank in the PRC for RMB 40,000,000 entered into on March 11, 2013. The loan bore interest at 6.60% with maturity on March 10, 2014. The loan was guaranteed by Siping, HeatPump and management of Chinese subsidiaries.This loan was repaid at maturity.	6,560,711	-	Taiyu
From a commercial bank in the PRC for RMB 8,550,000 entered into on January 9, 2013. The loan bore interest at 6.00% with maturity on December 10, 2013. This loan was repaid at maturity.	-	-	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on May 21, 2013. The loan bore interest at 6.60% with maturity on May 20, 2014.	1,640,178	-	Taiyu
From a commercial bank in the PRC for RMB 10,570,234 entered into on June 3, 2013. The loan bore interest at 6.16% with maturity on December 30, 2013. This loan was repaid at maturity.	-	-	Taiyu
From a commercial bank in the PRC for RMB 5,000,000 entered into on August 29, 2013. The loan bore interest at 7.20% with maturity on August 29, 2014. The loan was guaranteed by Taiyu.	820,089		Siping
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 4, 2013. The loan bore interest at 7.20% with maturity on September 4, 2014. The loan was guaranteed by Taiyu.	820,089		Siping
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 8, 2013. The loan bore interest at 6.90% with maturity on August 7, 2014.	4,920,533	-	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on September 18, 2013. The loan bore interest at 6.0% with maturity on September 17, 2014. This loan was pledged by Taiyu’s accounts receivable.	1,623,776	-	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on October 11, 2013. The loan bore interest at 6.0% with maturity on October 10, 2014. This loan was pledged by Taiyu’s accounts receivable.	1,623,776	-	Taiyu
From a commercial bank in the PRC for RMB 16,000,000 entered into on July 10, 2013. The loan bore interest at 6.0% with maturity on January 9, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	2,624,285	-	Taiyu
TOTAL	$24,462,299	$26,155,437

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee amount of RMB 46 million ($7.32 million). The guarantee is for the loans entered or will be entered from February 20, 2012 to August 16, 2013 with the guarantee length equal to the loan term; the guarantee service was extended for the loans entered or will be entered from September 18, 2013 to September 12, 2014 with the guarantee length equal to the loan term, the maximum guarantee amount was revised to RMB 44 million ($7.05 million).  The Company was not required to pay any guarantee fees; however, the Company contracted to provide similar guarantees for up to RMB 20 million ($3.18 million) to Liaoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee is for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company does not require Guorui to pay any guarantee fees.  The Company did not extend the guarantee term for Guorui after January 11, 2013.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.

The Company was obligated for the following long-term loan as of December 31, 2013:

The Company entered into a long-term loan of $2,132,231(RMB 13 million) with China Construction Bank on November 30, 2013 with maturity on November 29, 2015. The interest rate for the loan is variable currently at 6.46%, and to be paid on the 20th of each month. This loan is guaranteed by Taiyu’s building and land.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and acting principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013, because of a material weakness related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Oliver Bialowons	45	President and Director
Yingkai Wang	41	Acting Chief Accountant
Huajun Ai	42	Corporate Secretary
Kenneth Scipta	72	Director
Weiguo Wang	48	Director
Xin Li	40	Director
Qingtai Kong	67	Director

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

Procedures for Shareholder Recommendations of Nominees to the Board of Directors

During 2013, there were no material changes to the procedures described in our Proxy Statement relating to the 2012 Annual Meeting of Shareholders by which shareholders may recommend nominees to our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all such Section 16(a) filing requirements were timely met during 2013.

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

Executive Compensation

The following table sets forth information concerning the compensation for the years ended December 31, 2012 and 2013, of each of our named executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
Oliver Bialowons	2013	100,000	0	0	0	0	0	0	100,000
President	2012	48,800	0	5,000	0	0	0	0	53,800
Michael Wilhelm	2013	-	-	-	-	-	-	-	-
Former Chief Financial Officer	2012	30,000	0	0	0	0	0	0	30,000
Jun Wang	2013	-	-	-	-	-	-	-	-
Former President and	2012	150,000	0	0	0	0	0	0	150,000
Chief Executive Officer
Zhijuan Guo	2013	-	-	-	-	-	-	0	-
Former Chief Financial Officer	2012	12,000	0	0	0	0	0	0	12,000
Xudong Wang	2013	-	-	-	-	-	-	-	-
Former Vice President of	2012	107,397	0	367,107	0	0	0	0	111,278
Strategy and Development
Yingkai Wang	2013	21,242	0	0	0	0	0	0	21,242
Acting Chief Accountant	2012	20,911	0	0	0	0	0	0	20,911

(1)
Amounts shown reflect aggregate grant date fair value of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by selling the stock or exercising the options.

The following table sets forth information concerning the outstanding equity awards held by each of our named executive officers at December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End for 2013
Option Awards
	Number of Securities Underlying Unexercised Options			Option Exercise Price	Option Expiration
Name	(#) Exercisable		(#) Unexercisable	($)	Date
Jun Wang	-		-	-	-
Zhijuan Guo	-		-	-	-
Xudong Wang	2,500	(1)		118.50	06/30/2016

(1)	Options granted on February 1, 2010, with a life of five years that vested on June 30, 2011 and June 29, 2012.

Agreements with Personnel

On January 1, 2008, Taiyu entered into a 3-year employment agreement with Jun Wang, which agreement was renewed on the same terms through December 31, 2013, upon mutual agreement between Mr. Wang and Taiyu. Pursuant to the terms of his employment agreement, Mr. Wang shall receive a salary in an amount that is not less than the lowest minimum wage per month paid in Shenyang and shall be based on the uniform wage and incentive system in Shenyang. Effective on February 1, 2010, the Compensation Committee approved an increase in the annual compensation of Mr. Wang to a base salary of $150,000 per year from $18,000 per year. The Compensation Committee believed it in the best interests of the company to approve the increase in salary for Mr. Wang because of his continued importance to our long-term strategy and success and increased responsibilities since 2008 when his prior base salary was established under his employment agreement. However, he resigned in 2012.

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

On February 1, 2010, SmartHeat entered into an executive agreement with Xudong Wang for a term ending on June 30, 2013. But he resigned as a member of Board of Directors in 2012. Mr. Wang was compensated at $120,000 per year and eligible for annual cash bonuses at the sole discretion of the Board of Directors during the term before he resigned. The Company terminated this executive agreement and issued a promissory note in the amount of $77,625 in satisfaction of the Company’s remaining commitment under the executive Agreement. The promissory note was subsequently paid in full with 77,625 shares of the Company’s common stock.

On July 10, 2012, SmartHeat entered into an agreement with Mr. Oliver Bialowons, the Company’s President, effective as of May 25, 2012 for a one-year term. His employment agreement is automatically renewed for another one year from May 25, 2013. Mr. Bialowons is compensated at $100,000 per year.

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

Change-In-Control and Separation Agreements

Our employment agreements with Jun Wang specified the conditions under which the agreements may be terminated and set forth minimum severance payments according to the relevant laws and regulations of local governmental authorities and the PRC.

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

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2013.

Director Compensation Table for 2013
	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Name	($)	($)	($)	($)
Kenneth Scipta	25,000	-	-	25,000
Weiguo Wang	12,000	-	-	12,000
Xin Li	17,910	-	-	17,910
Qingtai Kong	3,750	-	-	3,750

Our independent directors receive cash compensation, paid in equal quarterly installments, for their service. In addition, at the discretion of the non-interested members of the Compensation Committee, independent directors are eligible to receive bonuses for service to our company outside the normal duties as a director and grants of options to purchase our common stock under the 2010 Equity Incentive Plan. Messrs. Li and Kong receive compensation of $17,910 and $3,750 per year, respectively, paid in equal quarterly installments. Mr. Scipta receives $25,000 per year, paid in equal quarterly installments. We do not compensate our non-independent directors for serving as our directors. All directors are eligible to receive reimbursement of expenses incurred with respect to attendance at board meetings and meetings of committees thereof, which is not included in the above table. We do not maintain a medical, dental or retirement benefits plan for the directors.

The directors may determine remuneration to be paid to the directors with interested members refraining from voting. The Compensation Committee will assist the directors in reviewing and approving the compensation structure for the directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of April 4, 2014, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

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

As of April 4, 2014, there were 6,583,399 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Northtech Holdings Inc. Mill Mall 5, Wickhams Cay 1 P.O. Box 3085 Road Town, Tortola British Virgin Islands	1,900,000	(5)	28.86%
Beijing YSKN Machinery & Electronic Equipment Co., Ltd. Rm 1106, Huapu International Plaza No.19, Chaowai Street, Chaoyang District Beijing, China	680,800	(1)	10.34%
Yang In Cheol #630-5, Namchon-Dong Namdong-Yu Incheon, South Korea 302-405	384,800	(2)	5.85%
William J & Mary Ann P McGrath Foundation 943 Edgemere Court Evanston, IL 60202	300,000	(3)	4.56%
ShenYang ZhiCe Investment Co., Ltd No. 1 Yuebin Street Shenhe District Shenyang, China 110027	296,000	(4)	4.50%

Directors and Named Executive Officers
Oliver Bialowons	200,000		3.04%
Kenneth Scipta	50,000		0.76%
All Directors and Named Executive Officers as a Group (7 Persons)	250,000		3.80%

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

(5)	Disclosed on the Schedule 13D for Northtech Holdings filed on March 7, 2013, as amended on August 29, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding all equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2013.

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

(1)
Consists of options granted to Arnold Staloff on July 17, 2008, to purchase 1,000 shares of our common stock at an exercise price per share of $46.00. The options vested in full over a three-year period and expired after five years.

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

On December 30, 2013, the Company closed the transactions contemplated by the Equity Interest Purchase Agreement discussed above (See Sale of Equity Interests). The buyers consist of a group of 25 natural persons, all of whom are P.R.C. citizens, including Wen Sha, Jun Wang and Xudong Wang, managers of the Company’s subsidiaries engaged in the PHE segment of its business, and Huajuan Ai and Yingkai Wang, the Company’s Corporate Secretary and Acting Chief Accountant, respectively.

Except as disclosed above, there were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during 2013 or 2012, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected GKM as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal year ending December 31, 2013. GKM has served as our independent accountant since April 14, 2008. The following table presents the aggregate fees billed for professional services rendered by GKM for the years ended December 31, 2012 and 2013.

	2012	2013
Audit fees	$159,500	$175,500
Audit-related fees	1,300	10,000
Tax fees	-	-
All other fees	1,300	-

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
Years Ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
SmartHeat Inc.

We have audited the accompanying consolidated balance sheets of SmartHeat, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Goldman Kurland and Mohidin, LLP
Goldman Kurland and Mohidin, LLP
Encino, California
April 11, 2014

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

CURRENT ASSETS
Cash & equivalents	$13,602,399	$18,336,163
Restricted cash	2,458,758	994,455
Accounts receivable, net	12,167,565	32,250,817
Retentions receivable	4,202,109	3,812,376
Advances to suppliers, net	6,584,833	3,279,007
Other receivables (net), prepayments and deposits	2,644,522	6,467,280
Inventories, net	56,324,363	58,297,562
Taxes receivable	989,635	-
Notes receivable - bank acceptances	2,759,251	2,797,551

Total current assets	101,733,434	126,235,211

NONCURRENT ASSETS
Long term investment	934,805	865,773
Restricted cash	135,926	36,592
Retentions receivable	237,882	421,731
Advance to supplier for equipment	-	1,744,056
Construction in progress	1,340,905	1,298,841
Property and equipment, net	10,185,160	10,947,480
Intangible assets, net	14,885,623	14,920,603

Total noncurrent assets	27,720,301	30,235,076

TOTAL ASSETS	$129,453,735	$156,470,287

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,683,860	$8,574,981
Advance from customers	5,618,301	5,481,960
Taxes payable	197,078	769,167
Accrued liabilities and other payables	14,226,766	5,006,127
Notes payable - bank acceptances	2,590,025	736,698
Loans payable	24,462,299	26,155,437

Total current liabilities	53,778,329	46,724,370

CREDIT LINE PAYABLE	1,396,378	83,537

LONG-TERM LOAN	2,132,231	-

DEFERRED TAX LIABILITY	17,177	93,054

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 6,133,399 and 5,733,399 shares issued and outstanding as of December 31, 2013 and 2012, respectively	6,133	5,733
Paid-in capital	81,901,266	103,607,559
Statutory reserve	5,389,057	5,396,014
Accumulated other comprehensive income	8,991,269	11,273,497
Accumulated deficit	(51,991,839)	(11,771,349)

Total Company stockholders' equity	44,295,886	108,511,454

NONCONTROLLING INTEREST	27,833,734	1,057,872

TOTAL EQUITY	72,129,620	109,569,326

TOTAL LIABILITIES AND EQUITY	$129,453,735	$156,470,287

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31,
	2013	2012

Net sales	$44,709,526	$47,850,292
Cost of goods sold	40,401,380	32,481,271

Gross profit	4,308,146	15,369,021

Operating expenses
Selling	6,864,059	9,922,607
General and administrative	10,400,323	12,345,739
Goodwill impairment	-	2,083,586
Provision for bad debts	27,240,939	18,790,256
Provision for advance to supplier	(593,838)	2,216,156

Total operating expenses	43,911,483	45,358,344

Loss from operations	(39,603,338)	(29,989,323)

Non-operating income (expenses)
Investment income	153,237	142,411
Interest income	159,972	164,454
Interest expense	(1,816,456)	(1,548,937)
Financial expense	(249,681)	(170,220)
Foreign exchange transaction gain (loss)	(9,495)	5,474
Loss on sale of equity interest	(842,491)	-
Other income, net	1,314,945	2,643,786

Total non-operating income (expenses), net	(1,289,971)	1,236,968

Loss before income tax	(40,893,309)	(28,752,355)
Income tax (benefit) expense	(50,657)	493,624

Net loss before noncontrolling interest	(40,842,652)	(29,245,979)
Less: Loss attributable to noncontrolling interest	(319,904)	(28,897)

Net loss to SmartHeat Inc.	(40,522,748)	(29,217,082)

Other comprehensive item
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	(2,282,228)	153,610

Foreign currency translation gain (loss) attributable to noncontrolling interest	(31,371)	2,532

Comprehensive loss attributable to SmartHeat Inc.	$(42,804,976)	$(29,063,472)

Comprehensive loss attributable to noncontrolling interest	$(351,275)	$(26,365)

Basic and diluted weighted average shares outstanding	5,870,111	4,129,400

Basic and diluted loss per share	$(6.90)	$(7.08)

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013 and 2012

	Common stock
	Shares	Amount	Paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total	Noncontrolling interest

Balance at January 1, 2012	3,955,774	$3,956	$102,985,737	$5,396,014	$11,119,887	$17,445,733	$136,951,327	$1,084,237

Shares issued for debt repayment	1,300,000	1,300	531,700	-	-	-	533,000	-

Shares issued in connection with executives compensation	177,625	178	37,503	-	-	-	37,680	-

Compensation expense of stock options	-	-	37,919	-	-	-	37,919	-

Shares issued in connection with consulting service	300,000	300	14,700	-	-	-	15,000	-

Net loss for year	-	-	-	-	-	(29,217,082)	(29,217,082)	(28,897)

Foreign currency translation gain	-	-	-	-	153,610	-	153,610	2,532

Balance at December 31, 2012	5,733,399	5,733	103,607,559	5,396,014	11,273,497	(11,771,349)	108,511,454	1,057,872

Shares issued for debt repayment	200,000	200	119,800	-	-	-	120,000	-

Shares issued for loan amendment fee	100,000	100	59,900	-	-	-	60,000	-

Shares issued for equity interest sale consent	100,000	100	29,900	-	-	-	30,000	-

Sale of equity interest and deconsolidation	-	-	(21,915,893)	(9,537)	(4,924,845)	304,838	(26,545,437)	27,127,137

Net loss for year	-	-	-	-	-	(40,522,748)	(40,522,748)	(319,904)

Transfer to statutory reserves	-	-	-	2,580	-	(2,580)	-	-

Foreign currency translation gain	-	-	-	-	2,642,617	-	2,642,617	(31,371)

Balance at December 31, 2013	6,133,399	$6,133	$81,901,266	$5,389,057	$8,991,269	$(51,991,839)	$44,295,886	$27,833,734

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(40,842,652)	$(29,245,979)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Investment income	(153,237)	(142,411)
Depreciation and amortization	2,151,325	1,892,084
Provision for bad debts	27,240,939	18,790,256
Provision for inventory impairment	6,343,530	1,590,721
Provision for advance to suppliers	(593,838)	2,216,156
Changes in warranty reserves	(44,518)	-
Loss on disposal of fixed asset	19,133	-
Loss on sale of equity interest	842,491	-
Unearned interest on accounts receivable	13,476	(45,244)
Stock option expense	-	37,919
Stock compensation expense in connection with shares issued to executives	-	75,000
Amortization of loan amendment fee paid by shares	31,315	-
Shares issued for equity interest sale consent	30,000	-
Gain (Loss) on settlement of debts by shares	20,000	(813,245)
Goodwill impairment	-	2,083,586
Changes in deferred tax	(77,269)	(96,512)
(Increase) decrease in assets and liabilities:
Accounts receivable	1,134,956	(2,607,336)
Retentions receivable	(73,493)	30,374
Advances to suppliers	1,461,069	12,153,058
Other receivables, prepayments and deposits	(6,846,995)	951,546
Inventories	(2,746,109)	(6,070,050)
Taxes receivable	(827,925)	-
Accounts payable	3,967	(4,099,812)
Advance from customers	(32,609)	602,864
Taxes payable	(676,552)	(408,863)
Accrued liabilities and other payables	9,077,728	(2,337,900)

Net cash used in operating activities	(4,545,268)	(5,443,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(1,502,829)	1,861,726
Equity method investment	-	(722,750)
Cash disposed on equity interest sale	(399,241)	-
Acquisition of property & equipment	(565,295)	(827,626)
Acquisition of intangible asset	(79,169)	(81,854)
Sale of equity interest	804,609	-
Notes receivable	122,483	(872,787)
Advance for construction and equipment	-	(615,746)
Construction in progress	(1,851)	(771,370)

Net cash used in investing activities	(1,621,293)	(2,030,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	24,483,311	23,701,300
Repayment on short-term loans	(24,846,320)	(9,029,703)
Payment on notes payable	-	(2,538,661)
Credit line payable	1,312,841	1,284,837
Stock issued relating to executive compensation	-	5,000
Stock issued relating to consulting services	-	15,000

Net cash provided by financing activities	949,832	13,437,773

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	482,965	(47,337)

NET (DECREASE) INCREASE IN CASH & EQUIVALENTS	(4,733,764)	5,916,241

CASH & EQUIVALENTS, BEGINNING OF PERIOD	18,336,163	12,419,922

CASH & EQUIVALENTS, END OF PERIOD	$13,602,399	$18,336,163

Supplemental cash flow data:
Income tax paid	$720,001	$392,346
Interest paid	$1,663,459	$1,644,001

Supplemental disclosure of non-cash financing activities:
Shares issued for debts repayment	$100,000	$1,378,925

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

On September 25, 2008, the Company entered into a Share Exchange Agreement with Asialink (Far East) Limited to acquire all of the outstanding capital stock of SanDeKe Co., Ltd., a Shanghai-based manufacturer of PHEs (“SanDeKe”) for $741,500.  In June 2013, SanDeKe temporary halted its factory operation as a result of cost control; Taiyu temporarily took over SanDeKe’s business including existing sales orders and manufacturing task fulfillment, and consumption of inventory in stock.  The management will resume the operation of SanDeKe’s factory in Shanghai depending on future operating and production needs.

On June 12, 2009, the Company incorporated a new subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd. (“SmartHeat Siping”), to manufacture PHEs.

On June 16, 2009, Taiyu closed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd. (“SipingBeifang”), a company organized under the laws of the PRC, to purchase certain assets consisting of the plant, equipment and certain land use rights for RMB 54,000,000 ($7.91 million). Taiyu then transferred all the acquired assets to SmartHeat Siping, the newly incorporated subsidiary. The Company paid RMB 7,250,000 ($1.06 million) on completion of inventory inspection, with the remaining consideration paid as of June 30, 2011.

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

On May 6, 2010, the Company formed SmartHeat (Shanghai) Trading Co., Ltd. (“SmartHeat Trading”) through a nominee to market and to expand sales of the Company’s Taiyu-branded products. The Company made a capital contribution of $1.5 million and, from inception until November 9, 2011, controlled and was entitled to 100% of the profit or loss of SmartHeat Trading pursuant to an investment agreement dated February 1, 2010.Effective November 9, 2011, the Company terminated the nominee-owner relationship and acquired direct control over SmartHeat Trading.

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

On March 3, 2011, the Company completed the acquisition of GustrowerWarmepumpen GmbH, a designer and manufacturer of high efficiency heat pumps in Germany subsequently renamed SmartHeat Deutschland GmbH (“SmartHeat Germany”), from Conergy AG for EUR 4.25 million ($5.90 million) paid at closing. This acquisition extended the Company’s clean technology heating solutions into the rapidly growing heat pump markets in Europe and China, enabling its customers to purchase technologically advanced heat pumps at competitive prices.

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

After the assignment, Heat HP Inc. owned 100% of SmartHeat Investment, SmartHeat Trading, SmartHeat Jinhui, SmartHeat Germany and 98.8% of SmartHeat (Shenyang) Heat Pump.

After the assignment, Heat PHE Inc. owned 100% of Taiyu, SanDeKe, SmartHeat Siping, SmartHeat Shenyang Energy and 51% of Hohot Ruicheng.

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

In December 2013, SmartHeat US parent incorporated SmartHeat Heat Exchange Equipment Co. (“Heat Exchange”) in China with register capital of $3.00 million for manufacturing and sale of PHE and PHE related products.

On December 30, 2013, the Company, closed the transaction contemplated by the Equity Interest Purchase Agreement dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries: SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang Energy Equipment) Co. Ltd.; Hohot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company (collectively, the “Target Companies”). The purchase price was RMB 5,000,000. Urumchi XinRui was 46% owned by SmartHeat US parent company.

The 40% equity interest sale of Taiyu, Siping, Shenyang Energy Equipment changes the parent company’s ownership interest while it retains controlling financial interest in the subsidiaries and is accounted for as an equity transaction (investments by owners and distributions to owners acting in their capacity as owners).  No gain or loss was recognized in consolidated net income or comprehensive income. The carrying amount of the non-controlling interest was adjusted to reflect the change in the parent’s ownership interest in the subsidiaries. Any difference between the fair value of the consideration received or paid and the amount by which the non-controlling interest is adjusted is recognized in equity attributable to the parent. The amount of difference recognized and allocated to non-controlling interest was $27.58 million including $4.86 million the carrying amount of accumulated other comprehensive income (ASC Topic: 810-10-45-23 & 24). The 40% equity interest sale of Ruicheng and Xinrui changes the parent’s ownership interest and the parent lost controlling interest; accordingly, an $842,491 loss was recognized from the sale.

The Company retains an option to repurchase the equity interests of the Target Companies from the buyers at a purchase price of RMB 5,600,000 which terminated on February 28, 2014 unexercised.  The buyers shall have the option to purchase an additional 40% equity interest in the Target Companies for an additional purchase price of RMB 6,000,000 which was exercised on March 27, 2014 subject to satisfaction of the terms set forth in the Equity Interest Purchase Agreement including, without limitation, requisite approval of the Company’s shareholders prior to completing the sale. In the event such approval is not obtained, the buyers may terminate the Equity Interest Purchase Agreement. Should the Company’s shareholders approve the sale, the Company has the option to require the Buyers to purchase the remaining 20% equity interest for a purchase price of RMB 2,500,000.

The Company retains an option to repurchase the equity interests of the Target Companies from the buyers at a purchase price of RMB 5,600,000 which terminates on February 28, 2014.  In the event the Company does not exercise its option to repurchase the equity interest, the buyers shall have the option to purchase an additional 40% equity interest in the Target Companies for an additional purchase price of RMB 6,000,000. In the event the buyers exercise their option to purchase the additional 40% equity interest, the Company will seek the approval of its shareholders prior to completing the sale. In the event such approval is not obtained, the buyers may terminate the Equity Interest Purchase Agreement. Should the buyers exercise their option to purchase the additional 40% equity interest, and the Company’s shareholders approve the sale, the Company has the option to require the Buyers to purchase the remaining 20% equity interest for a purchase price of RMB 2,500,000.  As of this report date, the Company did not exercise the option to repurchase the equity interest of the Target Companies.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s U.S. parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Shenyang Energy, SmartHeat Trading, Ruicheng, SmartHeat Germany and SmartHeat Shenyang Heat Pump, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation. After the sale of 40% equity interest of Taiyu, Siping, Shengyang Energy, Ruicheng and Xinrui (See Note 9) on December 30, 2013, the Company now owns 60% of Taiyu, Siping and Shenyang Energy, and 30.6% of Ruicheng, which will be accounted for by equity method accounting.

Equity Method Investee

In April 2012, the Company invested $722,700 to establish XinRui. The Company owns 46% of XinRui and accounts for this investment under the equity method of accounting (ASC 323-30). The Company recorded its investment at original cost. This investment will increase with income and decrease for dividends and losses that accrue to the Company. After 40% equity interest sale on December 30, 2013, the Company now owns 30.6% of Ruicheng (See Note 9) and 27.6% of XinRui.  For accounting purposes, Ruicheng assets and liabilities were not consolidated as at December 31, 2013 while its income and expenses remain part of the consolidated financial statements as the change in ownership interest may not change financials results substantially between December 30, 2013 and December 31, 2013. Similarly for XinRui, the equity method investment income was recorded using 46% ownership interest for the year ended December 31, 2013, as the change in ownership interest may not change financials results substantially between December 30, 2013 and December 31, 2013 (See Note 9).  The Company recorded $400,941 and $441,550 loss on sale of 40% equity interest of Xinrui and Ruicheng, respectively.

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

After the sale of 40% equity interest of Taiyu, Siping, Shengyang Energy, Ruicheng and Xinrui (See Note 9) on December 30, 2013, the Company now owns 60% of Taiyu, Siping and Shenyang Energy, and 30.6% of Ruicheng and 27.6% of Xinrui. For accounting purposes net loss of Taiyu, Siping, Shenyang Energy were not allocated to noncontrolling interest between December 30, 2013 and December 31, 2013, as the change in ownership interest may not change financial results substantially between December 30, 2013 and December 31, 2013.

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

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2013 and 2012, the Company maintained restricted cash deposit in several bank accounts for the purposes described below.

	2013	2012
	(In millions)
Support of performance guarantee	$1.16	$0.62
Support of bank acceptance	1.29	0.37
Support of letter of credit	0.008	-
Total restricted cash - current	$2.46	$0.99
Performance guarantee -- noncurrent	$0.14	$0.04

The following table presents in U.S. dollars (“USD”) the amount of cash and equivalents held by the Company as of December 31, 2013 and 2012, based on the jurisdiction of deposit. The Company’s U.S. parent holds cash and equivalents in U.S. bank accounts denominated in USD.

	United States	China	Germany	Total
December 31, 2013	$251,461	$11,326,282	$2,024,656	$13,602,399
December 31, 2012	$82,479	$15,311,830	$2,941,854	$18,336,163

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $48.25 million and $28.2 million at December 31, 2013 and 2012, respectively.

At December 31, 2013, and 2012, the Company had retentions receivable from customers for product quality assurance of $4.44 and $4.23 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date, of the products and the number of heating seasons that the warranty period covers.

Accounts receivable is net of unearned interest of $26,655 and $12,532 at December 31, 2013 and 2012, respectively. Unearned interest is imputed interest on accounts receivable with due dates over 1 year from the invoice date discounted at the Company’s borrowing rate of 6.15% at December 31, 2012. The Company did not record additional unearned interest during 2013 due to no long-term accounts receivable.

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

As part of inventory impairment analysis, the Company performs an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. The Company collects information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that the Company does not expect to be reinstated and contracts for which the Company has been unable to find substitute customers become impaired.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. The Company evaluates goodwill and intangible assets with indefinite lives for impairment annually using a two-step approach (codified in FASB ASC Topic 350). Based on this valuation approach, the Company concluded that the goodwill balance of $2.08 million for SmartHeat Germany was impaired as of December 31, 2012, as discussed under Goodwill below. Based on its review, the Company believes that, as of December 31, 2013, and 2012, there were no significant impairments of its other long-lived assets.

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

Activity in the Company’s warranty reserve from January 1, 2012, to December 31, 2013, is as follows:

	2013	2012
Beginning balance	$517,076	$515,812
Provisions	331,989	377,583
Actual costs incurred	(376,507)	(377,583)
Exchange rate	-	1,264
Ending balance in current liabilities (Note 13)	$472,558	$517,076

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the years ended December 31, 2013 and 2012, were $1,424,400 and $1,530,000, respectively.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of operation. At December 31, 2013, the Company had not taken any significant uncertain tax position on its tax returns for 2012 or prior years, or in computing its tax provision for 2013.

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

Sales revenue is the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products sold in the PRC are subject to a VAT of 17% of gross sales price. This VAT may be offset by the VAT paid by the Company on raw materials and other materials purchased in China and included in the cost of producing the Company’s finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The Company files VAT tax returns on line with PRC tax authorities and offsets the payables against the receivables. SmartHeat Germany, the Company’s German subsidiary, is subject to 19% VAT.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances were $0 for 2013 and 2012. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when the service is provided. For 2013 and 2012, revenue from after-sales services after the expiration of the warranty period was $24,732 and $346,653, respectively, which was recorded in other income.

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

Goodwill

Goodwill is the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”), codified in ASC Topic 350, goodwill is not amortized but is tested for impairment, annually or when circumstances indicate a possible impairment may exist. Impairment testing is performed at a reporting unit level. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds its FV with the FV of the reporting unit determined using discounted cash flow (“DCF”) analysis. A number of significant assumptions and estimates are involved in the application of the DCF analysis to forecast operating cash flows, including the discount rate, the internal rate of return and projections of realizations and costs to produce. Management considers historical experience and all available information at the time the FVs of its reporting units are estimated.

The excess of the purchase price for SmartHeat Germany over the FV of the net assets acquired of $5.1 million (EUR 3.69 million at acquisition date) was recorded as goodwill.

The Company performed an annual goodwill impairment assessment for SmartHeat Germany as of December 31, 2012. Based on this analysis, the Company concluded that the remaining goodwill balance of $2.08 million ($3.00 million was impaired in 2011) for SmartHeat Germany was impaired as of December 31, 2012. The goodwill impairment charge is non-cash. The goodwill impairment charge is not deductible for income tax purposes and, therefore, the Company has not recorded a corresponding tax benefit in 2012.

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

Basic and diluted shares outstanding are the same for 2013 and for 2012, because the common stock equivalent of the convertible securities outstanding, consisting of unexercised options issued to the Company’s directors and an officer, are anti-dilutive and, accordingly, were excluded from the computation of diluted loss per share. At December 31, 2013 and 2012, options to purchase 2,500 and 3,500 shares of common stock were outstanding and exercisable, respectively.

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

As of December 31, 2013 and 2012, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The RMB to USD exchange rates and EUR to USD exchange rates in effect as of December 31, 2013 and 2012, and the average exchange rates for the years ended December 31, 2013 and 2012 are as following.  The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange of the People’s Republic of China (“SAFE”). The exchange rates used in translation from EUR to USD were published by OANDA Rates.

	Average Exchange Rate		Balance Sheet Date
	For the Years Ended		Exchange Rate
	12/31/13	12/31/12	12/31/13	12/31/12
RMB - USD	6.2142	6.3125	6.0969	6.2855

EUR - USD	0.7530	0.7777	0.7263	0.7777

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following table shows the operations of the Company's reportable segments for the years ended December 31, 2013 and 2012, and as of December 31, 2013 and 2012, respectively.

	Years Ended December 31,
	2013	2012

Revenue from unaffiliated customers:
Plate heating, meters and related	$38,882,321	$42,074,895
Heat pumps and related	5,959,011	5,797,898
Inter-segment elimination	(131,806)	(22,501)
Consolidated	$44,709,526	$47,850,292
Operating loss:
Plate heating, meters and related	$(35,186,493)	$(21,479,856)
Heat pumps and related	(2,886,815)	(6,435,921)
Corporation	(1,531,085)	(2,073,546)
Inter-segment elimination	1,055	-
Consolidated	$(39,603,338)	$(29,989,322)
Net loss:
Plate heating, meters and related	$(36,044,506)	$(22,379,983)
Heat pumps and related	(2,095,207)	(5,715,209)
Corporation	(2,384,090)	(1,121,889)
Inter-segment elimination	1,055	-
Consolidated	$(40,522,748)	$(29,217,082)
Depreciation and amortization:
Plate heating, meters and related	$1,537,002	$1,591,210
Heat pumps and related	511,846	300,875
Corporation	133,792	-
Consolidated	$2,182,640	$1,892,084
Total assets:
Plate heating, meters and related	$127,649,910	$152,830,853
Heat pumps and related	13,674,622	14,340,054
Corporation	4,282,942	4,031,567
Inter-segment elimination	(16,153,739)	(14,732,187)
Consolidated	$129,453,735	$156,470,287

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

As of December 31, 2013, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period, including the reclassification of credit line payable of $83,537 from other payables in the balance sheet, and reclassification of proceeds from credit line payable of $1,284,837 to financing activities from operating activities in the cash flow statement.

3. INVENTORIES

Inventories at December 31, 2013 and 2012, were as follows:

	2013	2012
Raw materials	$48,258,773	$38,829,405
Work in process	6,822,102	9,831,235
Finished goods	12,639,202	15,070,801
Total	67,720,077	63,731,441
Inventory allowance	(11,395,714)	(5,433,879)
Inventories, net	$56,324,363	$58,297,562

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with the bank or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. As of December 31, 2013, the Company was contingently liable for the notes endorsed to vendors of $1.37 million.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2013 and 2012:

	2013	2012
Buildings	$4,980,184	$4,830,751
Production equipment	8,599,701	8,160,111
Office equipment	1,124,176	1,120,799
Vehicles	940,624	937,364
Total	15,644,685	15,049,025
Less: accumulated depreciation	(5,459,525)	(4,101,545)
Property & equipment, net	$10,185,160	$10,947,480

Depreciation for 2013 and 2012, was $1,482,500 and $1,275,000, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at December 31, 2013 and 2012, respectively:

	2013	2012
Advance to third parties	$10,059,572	$4,813,659
Deposit for public bids of sales contracts	758,465	1,397,375
Prepayment for freight, related, insurance, advertisement and consulting expenses	73,773	332,415
Other deposits	53,863	93,816
Advance to employees	926,441	729,422
Others	680,588	376,738
Total	12,552,702	7,743,425
Less: bad debt allowance	(9,908,180)	(1,276,145)
Other receivables (net), prepayments & deposits	$2,644,522	$6,467,280

Advance to third parties were short-term unsecured advances to unrelated parties with payment usually due within a year and includes an advance to SipingBeifang of RMB 22.13 million ($3.63 million) that is non-interest bearing and with due date extended to September 2014, and an advance to unrelated company of RMB 39.20 million ($6.43 million) that is non-interest bearing and will be collected by the end of June 2014. Deposits for public bidding represented the deposits for bidding on expected contracts, which will be returned to the Company after the bidding process is completed, usually within three to four months from the payment date. Prepayment for freight, related insurance expenses and advertisement represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products and prepaid advertising expense. Other deposits mainly consisted of deposits for rents, payroll expense and utilities. Advance to employees represented short-term loans to employees and advances for business trips and related expenses. Other receivables (consisting of advance to third parties and employees, deposit for public bids and others), prepayments and deposits are reimbursed or settled within 12 months.

7. INTANGIBLE ASSETS

Intangible assets consisted mainly of land use rights, trademarks, computer software, know-how technology, customer lists and covenants not to compete. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2005 for RMB 3,549,682 ($0.44 million). In June 2009, the Company acquired land use rights for $3.1 million from SipingBeifang. In November 2010, the Company’s subsidiary, SmartHeat Energy, acquired land use rights for $10.10 million. The Company has the right to use the land for 50 years and is amortizing such rights on a straight-line basis for 50 years.

Intangible assets consisted of the following at December 31, 2013 and 2012, respectively:

	Estimated Useful Life (In years)			2013	2012
Land use rights			50	$15,167,552	$14,712,441
Know-how technology	5	–	10	911,423	884,076
Customer lists			5	214841	208,395
Covenants not to compete			5	116,873	113,366
Software			5	680,049	590,344
Trademarks			7	298,549	289,591
Total				17,389,287	16,798,213
Less: accumulated amortization				(2,503,664)	(1,877,610)
Intangible assets, net				$14,885,623	$14,920,603

Amortization of intangible assets for the years ended December 31, 2013 and 2012, was $566,300 and $452,300, respectively. Annual amortization for the next five years from December 31, 2013, is expected to be $491,515, $460,940, $445,847, $438,158 and $386,002, and $12,368,273 thereafter.

8. CONSTRUCTION IN PROGRESS

The Company had construction in progress of $1.34 million at December 31, 2013, consisting of three ongoing projects.

1) SmartHeat Energy is building a factory for a total estimated cost of $9.00 million, of which the Company paid $0.46 million as of December 31, 2013 and 2012. The Company temporarily halted construction on this factory because of the current economic and market conditions in China.

2) SmartHeat Siping has a construction project of $36,000 for the laying of a foundation for its machinery installation. This foundation project will be completed by the end of June 2014.

3) Taiyu paid $0.83 million for equipment and installation, this project was completed in July 2013 and is in the stage of final inspection by the authority.  The Company expects to complete the inspection by the end of May 2014.

9. LONG TERM INVESTMENT

In April 2012, the Company invested $722,700 to establish XinRui. The Company owns 46% of XinRui and accounted for this investment under the equity method. The investment income from XinRui was $153,237 during the year ended December 31, 2013.

The unaudited condensed Statement of Income of XinRui for the year ended December 31, 2013 is below:

Net Revenue	$1,216,983
Cost of Revenue	(593,476)
Gross Profit	623,507
Operating expenses	149,276
Income from operations	474,231
Non-operating income	(22,549)
Income tax expense	(118,559)
Net Income	$333,123

On December 30, 2013, the Company sold 40% equity interest of XinRui and owns 27.6% of Xinrui after the sale (See Note 2). The investment of Xinrui after the sale was $612,808.

On January 7, 2011, the Company invested $771,600 for 51% of the equity in Ruicheng and sold 40% equity interest of Ruicheng on December 30, 2013, and owns 30.6% of Ruicheng after the sale (See Note 2). The investment of Xinrui after the sale was $321,997.

10. MAJOR CUSTOMERS AND VENDORS

One customer accounted for 10% of total sales for the year ended December 31, 2013. At December 31, 2013, total receivable from this customer was $1,286,257.

For the year ended December 31, 2012, no customer accounted for over 10% of the Company’s total sales.

For the years ended December 31, 2013 and 2012, no vendors accounted for over 10% of the Company’s total purchases.

11. TAXES RECEIVABLE

Taxes receivable consisted of the following at December 31, 2013:

2013
Income	$180,764
Value-added	787,293
Other	21,578
Total	$989,635

12. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2013 and 2012:

	2013	2012
Income	$516	$505,643
Value-added	160,118	101,195
Other	36,444	162,329
Total	$197,078	$769,167

13. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2013 and 2012:

	2013	2012
Advance from third parties	$3,378,167	$68,068
Payable to Siping Beifang	2,306,184	1,947,808
Payable for equipment purchase	322,295	312,624
Payable to employees	-	219,977
Refund of land use right purchased	4,627,270	-
Others	1,738,241	1,248,877
Warranty reserve (See Note 2)	472,558	517,076
Accrued expenses	1,382,051	691,697
Total	$14,226,766	$5,006,127

Advances from third parties were short-term, non-interest-bearing advances from third parties due on demand.  Payable to Siping Beifang representing loans to them without interest and payable upon demand.  Refund of land use right previously purchased represented the partial refund received for the land use right Shenyang Energy purchased previously, but Shenyang Energy later decided to cancel the purchase. The local government approved such cancellation and refunded Shenyang Energy $4.63 million as of December 31, 2013, and is committed to refund Shenyang Energy the full purchase price of the land use right within a few years (See Note 7).  Shenyang Energy will make the ownership change of the land use right upon receiving the full amount of refund from the local authority. Others represented payables for the Company’s certain construction and installation projects, and miscellaneous expenses including postage, business insurance, employee benefits, project bidding fee, $213,149 for to-be-reimbursed expenses, and $25,000 to the Company’s audit committee chairman for performing market research for the HP products in North America. Accrued expenses mainly consisted of accrued payroll, interest and utility.

14. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued by a bank. The Company deposited a portion of the acceptance amount into the bank as collateral. The terms of the notes range from 3-6 months and bear no interest. At December 31, 2013 and 2012, the Company deposited $1.30 million and $0.37 million with the bank as restricted cash for the bank issuing the notes (See note 2). The restricted cash is refundable when the notes are repaid.

15. LOANS PAYABLE

Short-Term Bank Loans

The Company was obligated for the following short-term loans as of December 31, 2013 and 2012:

	2013	2012	Subsidiary obligated
From a commercial bank in the PRC for RMB 50,000,000 entered into on February 17, 2012.The loan bore interest at 7.872% with maturity on January 16, 2013. The loan was repaid at maturity.	$-	$7,954,817	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on July 12, 2012. The loan bore interest at 7.87% with maturity on July 11, 2013. The loan was repaid at maturity.	-	1,590,963	Siping
From a commercial bank in the PRC for RMB 10,000,000 entered into on August 23, 2012. The loan bore interest at 6.30% with maturity on August 22, 2013. The loan was guaranteed by a third party. The loan was repaid at maturity.	-	1,590,963	Taiyu
From a commercial bank in the PRC for RMB 9,000,000 entered into on September 7, 2012. The loan bore interest at 6.3% with maturity on September 6, 2013. The loan was guaranteed by a third party. The loan was repaid at maturity.	-	1,431,867	Taiyu
From a commercial bank in the PRC for RMB 8,000,000 entered into on September 13, 2012. The loan bore interest at 6.3% with maturity on September 12, 2013. The loan was guaranteed by a third party. The loan was repaid at maturity.	-	1,272,771	Taiyu
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 21, 2012. The loan bore interest at 6.6% with maturity on August 20, 2013. The loan was repaid at maturity.	-	4,772,890	Taiyu
From a commercial bank in the PRC for RMB 9,600,000 entered into on September 13, 2012. The loan bore interest at 6.6% with maturity on March 3, 2013. This loan was guaranteed by accounts receivable. The loan was repaid at maturity.	-	1,527,325	Taiyu
From a commercial bank in the PRC for RMB 13,344,190 entered into on June 26, 2012. The loan bore interest at 6.16% with maturity on January 18, 2014. The loan was repaid at maturity.	2,188,684	2,354,626	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 30, 2012. The loan bore interest at 7.87% with maturity on November 22, 2014. The loan was guaranteed by Taiyu.	1,640,178	1,590,963	Siping
From a commercial bank in the PRC for RMB 13,000,000 entered into on December 12, 2011. The loan bore interest at 6.65% with maturity on October 26, 2013. This loan was pledged with Taiyu’s building and land. This loan was repaid at maturity.	-	2,068,252	Taiyu
From a commercial bank in the PRC for RMB 40,000,000 entered into on March 11, 2013. The loan bore interest at 6.60% with maturity on March 10, 2014. The loan was guaranteed by Siping, HeatPump and management of Chinese subsidiaries.This loan was repaid at maturity.	6,560,711	-	Taiyu
From a commercial bank in the PRC for RMB 8,550,000 entered into on January 9, 2013. The loan bore interest at 6.00% with maturity on December 10, 2013. This loan was repaid at maturity.	-	-	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on May 21, 2013. The loan bore interest at 6.60% with maturity on May 20, 2014.	1,640,178	-	Taiyu
From a commercial bank in the PRC for RMB 10,570,234 entered into on June 3, 2013. The loan bore interest at 6.16% with maturity on December 30, 2013. This loan was repaid at maturity.	-	-	Taiyu
From a commercial bank in the PRC for RMB 5,000,000 entered into on August 29, 2013. The loan bore interest at 7.20% with maturity on August 29, 2014. The loan was guaranteed by Taiyu.	820,089		Siping
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 4, 2013. The loan bore interest at 7.20% with maturity on September 4, 2014. The loan was guaranteed by Taiyu.	820,089		Siping
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 8, 2013. The loan bore interest at 6.90% with maturity on August 7, 2014.	4,920,533	-	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on September 18, 2013. The loan bore interest at 6.0% with maturity on September 17, 2014. This loan was pledged by Taiyu’s accounts receivable.	1,623,776	-	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on October 11, 2013. The loan bore interest at 6.0% with maturity on October 10, 2014. This loan was pledged by Taiyu’s accounts receivable.	1,623,776	-	Taiyu
From a commercial bank in the PRC for RMB 16,000,000 entered into on July 10, 2013. The loan bore interest at 6.0% with maturity on January 9, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	2,624,285	-	Taiyu
TOTAL	$24,462,299	$26,155,437

Of the loans listed above that are guaranteed by a third party, the guarantees were provided by Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee of RMB 46 million ($7.32 million). The guarantee is for the loans entered from February 20, 2012 to August 16, 2013, with the guarantee length equal to the loan term; the guarantee service was extended for the loans entered or will be entered from September 18, 2013 to September 12, 2014 with the guarantee length equal to the loan term, the maximum guarantee amount was revised to RMB 44 million ($7.05 million).  The Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB 20 million ($3.18 million) to Liaoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee is for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company does not require Guorui to pay any guarantee fees.  The Company did not extend the guarantee term for Guorui after January 11, 2013.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.

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

On December 21, 2012, the Company’s Board of Director (“BOD”) approved the issuance of 1,300,000 Restricted Shares of Common Stock to Northtech in cancellation of $1,301,300 of indebtedness under the Credit Facility.  The balance owing to Northtech under the Credit Agreement as of December 31, 2013 and 2012 was $1,396,378 and $83,537, respectively, and was recorded as a noncurrent obligation under ASC 470-10-45-12 through ASC 470-10-45-14 due to the Note being secured by 55% of the equity interest in each of HEAT PHE Inc. and HEAT HP Inc., and the Company’s option to repay the note by issuance of the Company’s shares. The Company amortized $73,589 of the $100,000 extension fee during the year ended December 31, 2013, $24,194 will be amortized in one year, the unamortized extension fee was recorded as prepaid expense. The Company amortized $31,315 of the $60,000 amendment fee during the year ended December 31, 2013, $28,685 will be amortized in one year, the unamortized amendment fee was recorded as prepaid expense.

The Company had $100,000 payable to a consulting firm that was paid by a third party on behalf of the Company during 2012, this payable to the third party was assumed by Northtech on August 23, 2013, in exchange for 200,000 shares of the Company’s common stock issued in September 2013, and payable for a credit line balance from Northtech.  The stock price was $0.60 on August 23, 2013, the Company recognized $20,000 loss for the settlement of this payable by shares with Northtech.

On March 26, 2014, the Company gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 3, 2015. The Company elected to pay the extension fee of 4% by issuing 200,000 shares of its common stock to Northtech. The terms of the Credit Agreement were previously approved by the Company's shareholders on December 11, 2012.

Long-Term Bank Loan

The Company entered into a long-term loan of $2,132,231(RMB 13 million) with China Construction Bank on November 30, 2013 with maturity on November 29, 2015. The interest rate for the loan is variable currently at 6.46%, and to be paid on the 20th of each month. This loan is guaranteed by Taiyu’s building and land.

16. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe and SmartHeat Pump, and bad debt allowance and provision of inventory impairment booked by the Company which was not allowed per tax purpose. As of December 31, 2013 and 2012, deferred tax asset (liability) consisted of the following:

	2013	2012
Deferred tax asset - current (bad debt allowance)	$7,715,041	$5,147,303
Deferred tax asset - current (inventory allowance)	2,321,878	959,388
Deferred tax asset – current (allowance to other receivable)	2,099,125	-
Deferred tax asset – current (allowance for advance to supplier)	398,224	-
Deferred tax asset – current (reserve for warranty)	75,808	-
Less: valuation allowance	(12,610,076)	(6,106,691)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$(17,177)	$(93,054)

17. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. . The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

SmartHeat, the parent company, was incorporated in the U.S. and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $7.25 million at December 31, 2013, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

Consolidated foreign pretax loss approximated $38.36 million and $27.95 million for 2013 and 2012, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are invested indefinitely outside the United States. At December 31, 2013, approximately 0.94 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $94,500 would have to be provided if such earnings were remitted currently.

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for the years ended December 31, 2013 and 2012:

	2013	2012
U.S. statutory tax (benefit) rates	(34.0)%	(34.0)%
Tax rate difference	8.4%	8.6%
Effect of tax holiday	5.2%	6.5%
Permanent difference – goodwill impairment	-%	1.1%
Valuation allowance	20.3%	19.5%
Tax benefit per financial statements	(0.1)%	1.7%

The income tax (benefit) for the years ended December 31, 2013 and 2012, consisted of the following:

	2013	2012
Income tax expense - current	$26,612	$590,136
Income tax benefit - deferred	(77,269)	(96,512)
Total income tax (benefit) expense	$(50,657)	$493,624

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the board of directors for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment and Ruicheng were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. As of December 31, 2013, the Company met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40.00 million in registered capital by April 2015.

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

19. STOCKHOLDERS’ EQUITY

Stock Options to Independent Directors and Officer

On July 17, 2008, the Company granted non-statutory stock options to each of its two independent U.S. directors. The terms of each option are 1,000 shares at an exercise price per share of $46.00, with a life of five years and vesting over three years as follows: 333 shares vested on July 17, 2009; 333 shares vested on July 17, 2010; and 334 shares vested on July 17, 2011, subject in each case to the director continuing to be associated with the Company as a director. The options were valued using a volatility of 15%, risk-free interest rate of 2.76%, and dividend yield of 0%. No estimate of forfeitures was made as the Company has a short history of granting options. On July 31, 2009, one of the Company’s independent U.S. directors voluntarily retired. As such, he forfeited his right to his unvested options to purchase 667 shares. Upon his retirement as director, any vested portion of the grant remained exercisable for 90 days following retirement under the terms of the option grant. Accordingly, the 333 vested options expired unexercised as of October 29, 2009. The remaining 1,000 options were expired unexercised on July 16, 2013.

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

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2012	6,000	106.40	2.83
Exercisable at January 1, 2012	3,500	97.80	2.65
Granted	-	-	-
Exercised	-	-	-
Forfeited	2,500	118.50	-
Outstanding at December31, 2012	3,500	$97.80	1.65
Exercisable at December31, 2012	3,500	$97.80	1.65
Granted	-	-	-
Exercised	-	-	-
Forfeited	1,000	46.00	-
Outstanding at December 31, 2013	2,500	$118.5	1.34
Exercisable at December 31, 2013	2,500	$118.5	1.34

There were no options exercised during the years ended December 31, 2013 and 2012. The Company recorded $0 and $37,919 as compensation expense for stock options during the years ended December 31, 2013 and 2012, respectively.

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

The Company had $100,000 payable to a consulting firm that was paid by a third party on behalf of the Company during 2012, this payable to the third party was assumed by Northtech on August 23, 2013, for 200,000 shares of the Company’s common stock issued in September 2013.  The stock price was $0.60 on August 23, 2013, the Company recognized $20,000 loss for the settlement of this payable by shares with Northtech (see Note 15).

On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, the Company entered into second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10% annually, compounded quarterly, effective January 1, 2013.  The Company delivered Northtech 100,000 restricted shares of the Company’s common stock as an Amendment Fee.  The FV of the stocks issued for the Amendment fee was $60,000 (See Note 15).

On September 17, 2013, the Company’s BOD approved the issuance of 100,000 restricted shares of common stock to Northtech for their consent to the Company to enter into an Equity Interest Purchase Agreement as contemplated by the stalking horse proposal and approved by the Company’s Board. The stock price on the approval date is $0.30, the fair value of the shares issued was $30,000. Under the terms of the Equity Interest Purchase Agreement, the buyers agreed to purchase 40% of the Company’s equity interests in the following PHE segment subsidiaries: SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang Energy Equipment) Co. Ltd.; Hohot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company (collectively, the “Target Companies”).  The purchase price is RMB 5,000,000 ($801,000), was paid by the buyers on December 30, 2013.

20. OTHER INCOME

The Company had net other income, of $1,314,945 and $2,643,786 for the years ended December 31, 2013 and 2012, respectively.  The net other income for the year ended December 31, 2013 consisted of income (net) from sales of raw material of $810,653, government subsidy of $457,717 and other non-operating income of $245,119, but offset by loss (net) from after-sales services of $198,544.  The other income of $2,643,786 for 2012 mainly consisted of income (net), from selling of raw material of $582,200; income from providing technical service of $450,700; income (net) from after-sales services of $186,730, gain on settlement of debts of $813,245 through issuance of shares, and insurance compensation of $496,260 for the fire loss.

21. COMMITMENTS

Executive Agreements

On July 10, 2012, SmartHeat entered into an agreement with Mr. Oliver Bialowons, the Company’s President, effective as of May 25, 2012 for a one-year term, and continued on a month-to-month basis thereafter, subject to termination by either party at any time. Mr. Bialowons was compensated at $20,000 per quarter during 2012 and $25,000 per quarter during 2013 and 2014. On December 11, 2012, the Company issued 100,000 restricted shares of common stock at $0.05 per share to the Oliver Bialowons in accordance with the Executive Agreement after the issuance was approved by the Company’s stockholders and Mr. Bilaowons paid consideration of $0.05 per share.

The shares are restricted from being sold or transferred to more than 10 persons or entities, until June 30, 2017. The Company has the option to repurchase the shares for $0.20 per share until January 31, 2013, $0.40 per share until September 30, 2013, $0.60 per share until June 30, 2014, and $0.80 per share until January 31, 2016.

Lease Agreements

The Company leased offices for its sales representative in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the years ended December 31, 2013 and 2012, was $425,400 and $766,000, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy, a wholly owned subsidiary in Shenyang with registered capital of $30 million, subsequently satisfied out of the registered capital of SmartHeat Investment, for the research, development, manufacturing and sale of energy products. As of December 31, 2013, the Company is committed to contributing the remaining $40 million in registered capital to SmartHeat Investment by April 2015. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date.

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

22. CONTINGENCIES

Certain of the Company’s bank loans were guaranteed for repayment by a third party. The guarantee term is same as the loan term and the Company is not required to pay for this guarantee service as the Company provides the same guarantee service to loans of the third party. As of December 31, 2013 and 2012, the Company has signed a contract to provide guarantees of up to RMB 0 and RMB 20 million ($3.18 million) in loans for the third party, respectively (See Note 15 – Loans Payable).

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

Legal Proceedings

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, DharanendraRai et al. v. James Jun Wang, SmartHeat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both for violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint on the grounds that, among other things, the plaintiffs did not, in fact, allege that a member of our senior management team had sold their shares. The motion to dismiss was subsequently denied and the court set a discovery and class briefing schedule. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice to move again for such certification pending (1) the resolution of Halliburton Co. v. Erica P. John Fund, Inc., No. 13-317 (U.S. 2014)by the Supreme Court of the United States regarding the viability of the efficient market theory andthe plaintiffs’ claim that reliance, and therefore injury, can be determined on a classwide basis and(2) defendants' compliance with their discovery obligations.

23. CONDENSED FINANCIAL INFORMATION OF U.S. PARENT

SmartHeat Inc. is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Set forth below are condensed financial statements of SmartHeat Inc. (U.S. Parent) on a stand-alone, unconsolidated basis as of December 31, 2013 and 2012.

CONDENSED BALANCE SHEETS

	2013	2012

ASSETS

Cash and equivalents	$251,461	$82,479
Investment in subsidiaries	43,777,097	107,327,917
Other current assets	3,830,224	3,083,928
TOTAL ASSETS	$47,858,782	$110,494,324

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued liabilities and other payables	$3,562,896	$1,982,870

STOCKHOLDERS' EQUITY:
Common stock	$6,133	$5,733
Additional paid-in capital	81,901,266	103,607,559
Statutory reserve	5,389,056	5,396,014
Other comprehensive income	8,991,270	11,273,497
Retained earnings	(51,991,839)	(11,771,349)
Total stockholders' equity	44,295,886	108,511,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,858,782	$110,494,324

CONDENSED STATEMENTS OF OPERATIONS

Operating expenses
General and administrative expenses	$1,531,085	$2,073,546

Loss from operations	(1,531,085)	(2,073,546)

Non-operating income (expenses)	(1,006,242)	809,246

Equity loss in subsidiaries	(37,985,421)	(27,952,782)

Total non-operating loss	(38,991,663)	(27,143,536)

Loss before income tax	(40,522,748)	(29,217,082)

Income tax	-	-

Net loss	$(40,522,748)	$(29,217,082)

CONDENSED STATEMENTS OF CASH FLOWS

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,522,748)	$(29,217,082)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	-	37,919
Stock issued for consulting service	-	75,000
Shares issued for loan consenting fee	30,000	-
Loss (Gain) on settlement of debt	20,000	(813,245)
Amortization of loan origination and extension fee	102,477	-
Amortization of loan amendment fee paid by shares	31,315	-
Equity loss in subsidiaries	37,985,421	27,952,782
Loss on sale of equity interest	842,491	-
Increase in current assets	-	880,750
Increase in current liabilities	367,185	2,001,959

Net cash (used in) provided by operating activities	(1,143,858)	918,083

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	-	(2,422,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit line payable	1,312,841	1,284,837
Proceeds from issuance of common stock	-	20,000

Net cash provided by financing activities	1,312,841	1,304,837

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	168,982	(199,880)

CASH & EQUIVALENTS, BEGINNING OF YEAR	82,479	282,359

CASH & EQUIVALENTS, END OF YEAR	$251,461	$82,479

24. SUBSEQUENT EVENTS

On March 27, 2014, SmartHeat Inc. received notice pursuant to the Equity Interest Purchase Agreement, dated October 10, 2013, whereby the buyers thereunder exercised their option to purchase an additional 40% of the equity interests in the following PHE segment subsidiaries from the Company: SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang Energy Equipment) Co. Ltd.; Hohot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company (collectively, the "Target Companies"). The closing of transaction will be scheduled to occur after satisfaction of the conditions set forth in the Equity Interest Purchase Agreement, including, without limitation, approval of the transaction by a majority of the Company's shareholders entitled to vote.

On March 26, 2014, the Company gave notice to Northtech Holdings, Inc. pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 3, 2015. The Company elected to pay the extension fee of 4% by issuing 200,000 shares of its common stock to Northtech. The terms of the Credit Agreement were previously approved by the Company's shareholders on December 11, 2012.

On March 27, 2014, The Compensation Committee of the Board approved to grant certain individuals the Company’s common stock in recognition of their valuable services to the Company and its subsidiaries in 2013. The individual and number of shares granted is as follows:100,000 shares to Bialowons, 50,000 shares to Jane Ai, 50,000 shares to Rhett Wang and 50,000 shares to Ken Scipta. The stock price is $0.13 on grant date, and the FV of the shares granted at the grant date is $32,500.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTHEAT INC.
(Registrant)
Date: April 14, 2014	By:	/s/ Oliver Bialowons
Oliver Bialowons President (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Oliver Bialowons his or her attorney-in-fact for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Oliver Bialowons	President and Director	April 14, 2014
Oliver Bialowons	(Principal Executive Officer)

/s/ Yingkai Wang	Acting Chief Accountant	April 14, 2014
Yingkai Wang	(Principal Financial and Accounting Officer)

/s/ Kenneth Scipta	Director	April 14, 2014
Kenneth Scipta

/s/ Weiguo Wang	Director	April 14, 2014
Weiguo Wang

/s/ Xin Li	Director	April 14, 2014
Xin Li

/s/ Qingtai Kong	Director	April 14, 2014
Qingtai Kong

EXHIBIT INDEX

Exhibit No.	Description
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

10.11	SmartHeat, Inc. 2010 Equity Incentive Plan (Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 16, 2010)
10.12	Credit and Security Agreement by and between SmartHeat Inc. and Northtech Holdings, dated July 27, 2012

10.13	December 2012 Amendment to the Credit and Security Agreement between SmartHeat Inc., and Northtech Holdings, Inc., dated December 21, 201
10.14
August 2013 Amendment to the Credit and Security Agreement between SmartHeat Inc. and Northtech Holdings Inc., dated August 23, 2013 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on August 6, 2010)

10.15	Assignment and Assumption Agreement between SmartHeat Inc., and Northtech Holdings Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on August 6, 2010)
10.16	Assignment Agreement between SmartHeat Inc. and Heat HP, Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on August 6, 2010)
10.17	Assignment Agreement between SmartHeat Inc. and Heat PHE, Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on August 6, 2010)
10.18	Equity Interest Purchase Agreement by and between SmartHeat Inc. and the Buyers, dated October 10, 2013 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on October 10, 2010)
21.1†	Subsidiaries of the Registrant
24.1†	Power of Attorney (Included on the Signature Page of this Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#           Indicates management contract or compensatory plan, contract or arrangement.
†           Filed herewith.
‡           Furnished herewith.