Form 10-Q
period 2014-03-31
SMARTHEAT INC.
filed 2014-06-26
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110141
(Address of principal executive offices)	(Zip Code)

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
YES  ☐    NO  ☒

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
YES  ☐   NO  ☒

As of June 17, 2014, there were 6,583,399 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$8,411,143	$13,602,399
Restricted cash	1,455,554	2,458,758
Accounts receivable, net	2,054,887	12,167,565
Retentions receivable, net	4,023,150	4,202,109
Advances to suppliers, net	3,718,489	6,584,833
Other receivables (net), prepayments and deposits	2,132,253	2,644,522
Inventories, net	56,949,501	56,324,363
Taxes receivable	767,231	989,635
Notes receivable - bank acceptances	2,000,770	2,759,251

Total current assets	81,512,978	101,733,434

NONCURRENT ASSETS
Long term investment	931,216	934,805
Restricted cash	249,744	135,926
Retentions receivable	-	237,882
Advance for equipment purchase	1,242,074	-
Construction in progress	1,326,234	1,340,905
Property and equipment, net	9,761,183	10,185,160
Intangible assets, net	14,590,363	14,885,623

Total noncurrent assets	28,100,814	27,720,301

TOTAL ASSETS	$109,613,792	$129,453,735

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,778,423	$6,683,860
Advance from customers	2,093,647	2,630,061
Taxes payable	16,965	197,078
Accrued liabilities and other payables	17,415,851	17,215,006
Notes payable - bank acceptances	1,550,872	2,590,025
Loans payable	20,110,039	24,462,299

Total current liabilities	47,965,797	53,778,329

CREDIT LINE PAYABLE	1,749,335	1,396,378

LONG-TERM LOAN	2,113,100	2,132,231

DEFERRED TAX LIABILITY	2,951	17,177

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 6,133,399 shares issued and outstanding as of March 31, 2014 and December 31, 2013	6,133	6,133
Paid-in capital	81,901,266	81,901,266
Shares to be issued	37,500	-
Statutory reserve	5,389,057	5,389,057
Accumulated other comprehensive income	8,428,963	8,991,269
Accumulated deficit	(61,067,784)	(51,991,839)

Total Company stockholders' equity	34,695,135	44,295,886

NONCONTROLLING INTEREST	23,087,474	27,833,734

TOTAL EQUITY	57,782,609	72,129,620

TOTAL LIABILITIES AND EQUITY	$109,613,792	$129,453,735

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(UNAUDITED)

Net sales	$4,959,966	$6,168,431
Cost of goods sold	5,363,957	8,945,191

Gross loss	(403,991)	(2,776,760)

Operating expenses
Selling	1,566,511	1,695,942
General and administrative	2,914,327	2,336,643
Provision for bad debts	8,749,275	4,763,074
Provision for advance to supplier	74,790	1,240,679

Total operating expenses	13,304,903	10,036,338

Loss from operations	(13,708,894)	(12,813,098)

Non-operating income (expenses)
Investment (loss) income	(3,609)	561
Interest income	27,683	15,390
Interest expense	(369,142)	(343,811)
Financial expense	(52,136)	(62,899)
Foreign exchange transaction gain	3,399	2,499
Other income, net	241,751	310,298

Total non-operating expenses, net	(152,054)	(77,962)

Loss before income tax	(13,860,948)	(12,891,060)
Income tax benefit	(14,536)	(22,444)

Net loss before noncontrolling interest	(13,846,412)	(12,868,616)
Less: Loss attributable to noncontrolling interest	(4,770,467)	(44,742)

Net loss to SmartHeat Inc.	(9,075,945)	(12,823,874)

Other comprehensive item
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	(562,306)	188,517

Foreign currency translation gain attributable to noncontrolling interest	24,207	2,732

Comprehensive loss attributable to SmartHeat Inc.	$(9,638,251)	$(12,635,357)

Comprehensive loss attributable to noncontrolling interest	$(4,746,260)	$(42,010)

Basic and diluted weighted average shares outstanding	6,147,288	5,733,399

Basic and diluted loss per share	$(1.48)	$(2.24)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(13,846,412)	$(12,868,616)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Investment (income) loss	3,609	(561)
Depreciation and amortization	557,678	523,793
Provision for bad debts	8,749,275	4,763,074
Provision for inventory impairment	1,042,792	4,930,764
Provision for advance to suppliers	74,790	1,240,679
Changes in warranty reserves	(3,482)	10,627
Stock based compensation for shares to be issued to officers and director	37,500	-
Changes in deferred tax	(14,150)	(22,689)
(Increase) decrease in assets and liabilities:
Accounts receivable	2,503,638	6,921,548
Retentions receivable	379,104	(477,454)
Advances to suppliers	3,795,413	941,871
Other receivables, prepayments and deposits	(1,788,106)	(243,164)
Inventories	(2,173,250)	(7,127,116)
Taxes receivable	36,344	(2,031,312)
Accounts payable	(867,395)	684,949
Advance from customers	(3,493,608)	877,244
Accrued liabilities and other payables	3,253,161	35,237

Net cash used in operating activities	(1,753,099)	(1,841,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	870,932	(247,156)
Acquisition of property & equipment	(10,260)	(257,492)
Notes receivable	737,813	266,004
Advance for equipment purchase	(1,248,997)	-

Net cash provided by (used in) investing activities	349,488	(238,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	7,178,649	22,821,303
Repayment on short-term loans	(11,334,454)	(24,281,277)
Credit line payable	450,000	300,000

Net cash used in financing activities	(3,705,805)	(1,159,974)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(81,840)	(32,444)

NET DECREASE IN CASH & EQUIVALENTS	(5,191,256)	(3,272,188)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	13,602,399	18,336,163

CASH & EQUIVALENTS, END OF PERIOD	$8,411,143	$15,063,975

Supplemental cash flow data:
Income tax paid	$12,772	$589,065
Interest paid	$430,154	$340,139

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

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

After the assignment, Heat HP Inc. owned 100% of SmartHeat (China) Investment Co., Ltd. (“SmartHeat Investment”), SmartHeat (Shanghai) Trading Co., Ltd. (“SmartHeat Trading”), Beijing SmartHeat Jinhui Energy Technology Co., Ltd. (“Jinhui”), SmartHeat Deutschland GmbH (“SmartHeat Germany”), and 98.8% of SmartHeat (Shenyang) Heat Pump Technology Co., Ltd. (“SmartHeat Pump”).

After the assignment, Heat PHE Inc. owned 100% of SmartHeat Taiyu (Shenyang) Energy Technology Co., Ltd. (“Taiyu”), SanDeKe Co., Ltd., (“SanDeKe”), SmartHeat Siping Beifang Energy Technology Co., Ltd. (“SmartHeat Siping”), SmartHeat (Shenyang) Energy Equipment Co., Ltd. (“SmartHeat Energy”), and 51% of Hohhot Ruicheng Technology Co., Ltd. (“Ruicheng”).

On August 23, 2013, the Company entered into a Stock Pledge Agreement with Northtech Holdings Inc. (“Northtech”).  The Company agreed to deliver shares certificates to Northtech representing 55% of Heat HP Inc. and Heat PHE Inc. to perfect the security interest in each of the Company’s directly and wholly-owned subsidiaries granted to Northtech as collateral security for all of the obligations of the Company owed to Northtech.

In December 2013, SmartHeat US parent incorporated SmartHeat Heat Exchange Equipment Co. (“Heat Exchange”) in China with register capital of $3.00 million for manufacturing and sale of PHE and PHE related products.

On December 30, 2013, the Company, closed the transaction contemplated by the Equity Interest Purchase Agreement dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries: SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang Energy Equipment) Co. Ltd.; Hohot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company (collectively, the “Target Companies”). The purchase price was RMB 5,000,000. Urumchi XinRui Technology Limited Liability Company (“XinRui”) was 46% owned by SmartHeat US parent company prior to 40% equity interest sell.

The Company retained an option to repurchase the equity interests of the Target Companies from the buyers at a purchase price of RMB 5,600,000 which terminated on February 28, 2014.  On March 27, 2014 the buyers exercised their option to purchase an additional 40% equity interest in the Target Companies for an additional purchase price of RMB 6,000,000. The Company will seek the approval of its shareholders prior to completing the sale. In the event such approval is not obtained, the buyers may terminate the Equity Interest Purchase Agreement. Should the buyers exercise their option to purchase the additional 40% equity interest and the Company’s shareholders approve the sale, the Company has the option to require the buyers to purchase the remaining 20% equity interest for a purchase price of RMB 2,500,000.  The closing of transaction will be scheduled to occur after satisfaction of the conditions set forth in the Equity Interest Purchase Agreement, including, without limitation, approval of the transaction by a majority of the Company's shareholders entitled to vote.

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

The consolidated interim financial information as of March 31, 2014 and for the three months ended March 31, 2014 and 2013, were prepared without audit, pursuant to the rules and regulations of the SEC (“Security and Exchange Commission”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP are not included. The interim consolidated financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.
In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2014, its consolidated results of operations and cash flows for the three months ended March 31, 2014 and 2013, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s U.S. parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Shenyang Energy, SmartHeat Trading, Ruicheng, SmartHeat Germany, SmartHeat Shenyang Heat Pump, and Heat Exchange, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation. After the sale of 40% equity interest of Taiyu, Siping, Shenyang Energy, Ruicheng and Xinrui (See Note 9) on December 30, 2013, the Company now owns 60% of Taiyu, Siping and Shenyang Energy, and 30.6% of Ruicheng, which is accounted for under the equity method of accounting .

Equity Method Investee

Prior to the sale of 40% equity interest of Taiyu, Siping, Shenyang Energy, Ruicheng and Xinrui, the Company owned 46% of XinRui and accounts for this investment under the equity method of accounting (ASC 323-30). The Company recorded its investment at original cost. This investment increased with income and decreased for dividends and losses that accrued to the Company. After 40% equity interest sale on December 30, 2013, the Company now owns 30.6% of Ruicheng (See Note 9) and 27.6% of XinRui, which are accounted for under the equity method of accounting.

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

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of March 31, 2014 and December 31, 2013, the Company maintained restricted cash deposit in several bank accounts for the purposes described below.

	2014	2013
	(In millions)
Support of performance guarantee	$0.66	$1.16
Support of bank acceptance	0.78	1.29
Support of letter of credit	0.02	0.01
Total restricted cash - current	$1.46	$2.46
Performance guarantee -- noncurrent	$0.25	$0.14

The following table presents in U.S. dollars (“USD”) the amount of cash and equivalents held by the Company as of March 31, 2014 and December 31, 2013, based on the jurisdiction of deposit. The Company’s U.S. parent holds cash and equivalents in U.S. bank accounts denominated in USD.

	United States	China	Germany	Total
March 31, 2014	$452,950	$6,764,771	$1,193,422	$8,411,143
December 31, 2013	$251,461	$11,326,282	$2,024,656	$13,602,399

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $55.33 million and $48.25 million at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014 and December 31, 2013, the Company had retentions receivable from customers for product quality assurance of $4.02 and $4.44 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date, of the products and the number of heating seasons that the warranty period covers. The Company had allowances of $0.18 million and $0 at March 31, 2014 and December 31, 2013, respectively.

Accounts receivable is net of unearned interest of $26,416 and $26,655 at March 31, 2014 and December 31, 2013, respectively. Unearned interest is imputed interest on accounts receivable with due dates over 1 year from the invoice date discounted at the Company’s borrowing rate of 6.15% at December 31, 2012. The Company did not record additional unearned interest after December 31, 2012 due to no long-term accounts receivable.

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

Activity in the Company’s warranty reserve from January 1, 2013, to March 31, 2014, is as follows:

	2014	2013
Beginning balance	$472,558	$517,076
Provisions	406,625	331,989
Actual costs incurred	(175,030)	(376,507)
Ending balance in current liabilities (Note 13)	$704,153	$472,558

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the three months ended March 31, 2014 and 2013, were $157,371 and $122,437, respectively.

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

Sales returns and allowances were $0 for the three months ended March 31, 2014 and 2013. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when the service is provided. For the three months ended March 31, 2014 and 2013, revenue from after-sales services after the expiration of the warranty period was $46,244 and $81,630, respectively, which was recorded in other income.

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

Basic and diluted shares outstanding are the same for the three months ended March 31, 2014 and 2013, because the common stock equivalent of the convertible securities outstanding, consisting of unexercised options issued to the Company’s directors and an officer, are anti-dilutive and, accordingly, were excluded from the computation of diluted loss per share. At March 31, 2014 and December 31, 2013, options to purchase 2,500 shares of common stock were outstanding and exercisable, respectively.

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

The RMB to USD exchange rates and EUR to USD exchange rates in effect as of March 31, 2014 and December 31, 2013, and the average exchange rates for the three months ended March 31, 2014 and 2013 are as following.  The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange of the People’s Republic of China (“SAFE”). The exchange rates used in translation from EUR to USD were published by OANDA Rates.

	Average Exchange Rate		Balance Sheet Date
	For the Three Months Ended		Exchange Rate
	3/31/14	3/31/13	3/31/14	12/31/13
RMB - USD	6.1180	6.2785	6.1521	6.0969

EUR - USD	0.7298	0.7572	0.7272	0.7263

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following table shows the operations of the Company's reportable segments for the three months ended March 31, 2014 and 2013, and as of March 31, 2014 and December 31, 2013, respectively.

	Three Months Ended March 31,
	2014	2013

Revenue from unaffiliated customers:
Plate heating, meters and related	$4,385,142	$5,671,793
Heat pumps and related	574,824	496,638
Consolidated	4,959,966	6,168,431
Loss from operations:
Plate heating, meters and related	(12,049,483)	(11,397,442)
Heat pumps and related	(1,132,584)	(1,242,462)
Corporation	(526,827)	(173,194)
Consolidated	(13,708,894)	(12,813,098)
Net loss:
Plate heating, meters and related	(12,196,826)	(11,582,874)
Heat pumps and related	(1,065,777)	(1,071,012)
Corporation	(583,809)	(214,730)
Consolidated	(13,846,412)	(12,868,616)
Depreciation and amortization:
Plate heating, meters and related	390,163	382,667
Heat pumps and related	127,856	122,981
Corporation	39,659	18,145
Consolidated	557,678	523,793
Total assets:
Plate heating, meters and related	109,992,610	127,649,910
Heat pumps and related	42,564,849	13,674,622
Corporation	4,243,515	4,282,942
Inter-segment elimination	(47,187,182)	(16,153,739)
Consolidated	$109,613,792	$129,453,735

New Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update 2014-01, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  The adoption of this ASU will not affect the Company’s financial statements.

In January 2014, FASB issued, Accounting Standards Update 2014-05, Service Concession Arrangements (Topic 853), The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

As of March 31, 2014, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period, which includes the reclassification of a $2.99 million advance from customers to other payable in the balance sheet.

3. INVENTORIES

Inventories at March 31, 2014 and December 31, 2013, were as follows:

	2014	2013
Raw materials	$47,239,981	$48,258,773
Work in process	9,590,046	6,822,102
Finished goods	12,557,285	12,639,202
Total	69,387,312	67,720,077
Inventory allowance	(12,437,811)	(11,395,714)
Inventories, net	$56,949,501	$56,324,363

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with the bank or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. As of March 31, 2014, the Company was contingently liable for the notes endorsed to vendors of $0.22 million.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Buildings	$4,935,499	$4,980,184
Production equipment	8,498,123	8,599,701
Office equipment	1,115,131	1,124,176
Vehicles	932,184	940,624
Total	15,480,937	15,644,685
Less: accumulated depreciation	(5,719,754)	(5,459,525)
Property & equipment, net	$9,761,183	$10,185,160

Depreciation for the three months ended March 31, 2014 and 2013, was $355,400 and $354,400, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at March 31, 2014 and December 31, 2013, respectively:

	2014	2013
Advance to third parties	$10,589,716	$10,059,572
Deposit for public bids of sales contracts	619,346	758,465
Prepayment for freight, related, insurance, advertisement and consulting expenses	55,433	73,773
Other deposits	69,406	53,863
Advance to employees	864,051	926,441
Others	939,239	680,588
Total	13,137,191	12,552,702
Less: bad debt allowance	(11,004,938)	(9,908,180)
Other receivables (net), prepayments & deposits	$2,132,253	$2,644,522

Advance to third parties were short-term unsecured advances to unrelated parties with payment usually due within a year and includes an advance to Siping Beifang of RMB 22.13 million ($3.60 million) that is non-interest bearing and with due date extended to September 2014, and an advance to an unrelated company of RMB 41.02 million ($6.67 million) that is non-interest bearing and will be collected by the end of June 2014.

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

Intangible assets consisted of the following at March 31, 2014 and December 31, 2013, respectively:

	Estimated Useful Life (In years)	2014	2013
Land use rights	50	$15,031,461	$15,167,552
Know-how technology	5 – 10	903,246	911,423
Customer lists	5	212,913	214,841
Covenants not to compete	5	115,824	116,873
Software	5	459,779	680,049
Trademarks	7	295,870	298,549
Total		17,019,093	17,389,287
Less: accumulated amortization		(2,428,730)	(2,503,664)
Intangible assets, net		$14,590,363	$14,885,623

Amortization of intangible assets for the three months ended March 31, 2014 and 2013, was $162,600 and $151,200, respectively. Annual amortization for the next five years from March 31, 2014, is expected to be $498,985, $458,779, $452,892, $434,614 and $391,056, and $12,354,037 thereafter.

8. CONSTRUCTION IN PROGRESS

The Company had construction in progress of $1.33 million at March 31, 2014, consisting of three ongoing projects.

1) SmartHeat Energy was building a factory for a total estimated cost of $9.00 million, of which the Company paid $0.47 million as of March 31, 2014. The Company halted construction of the factory resulting from SmartHeat Energy returning the previously purchased land use right to the local authority where the factory was being built due to the adjustment of the overall development plan of the area by the local authority (see Note 13).

2) SmartHeat Siping has a construction project of $36,000 for the laying of a foundation for its machinery installation. This foundation project will be completed by the end of June 2014.

3) Taiyu paid $0.82 million for equipment and installation, this project was completed in July 2013 and is in the stage of final inspection.  The Company expects to complete the inspection and put into operation by the end of June 2014.

9. LONG TERM INVESTMENT

Prior to December 30, 2013, the Company invested $722,700 to establish XinRui. The Company owned 46% of XinRui and accounted for this investment under the equity method. On December 30, 2013, the Company sold 40% equity interest of XinRui and owns 27.6% of Xinrui after the sale (See Note 2). The investment in Xinrui after the sale was $612,808. The investment income from XinRui was $1,815 during the three months ended March 31, 2014.

The unaudited condensed Statement of Income of XinRui for the three months ended March 31, 2014 is below:

Net revenue	$124,052
Cost of revenue	(76,493)
Gross profit	47,559
Operating expenses	38,789
Income from operations	8,770
Non-operating loss	(3)
Income tax expense	(2,192)
Net income	$6,575

Prior to December 30, 2013, the Company invested $771,600 for 51% of the equity in Ruicheng.  The Company sold 40% equity interest of Ruicheng on December 30, 2013, and owns 30.6% of Ruicheng after the sale (See Note 2). The investment in Ruicheng after the sale was $321,997. The investment loss from Ruicheng was $5,423 during the three months ended March 31, 2014.

The unaudited condensed Statement of Income of Ruicheng for the three months ended March 31, 2014 is below:

Net revenue	$75,126
Cost of revenue	(54,319)
Gross profit	20,807
Operating expenses	41,963
Loss from operations	(21,156)
Non-operating income	3,432
Income tax expense	-
Net loss	$(17,724)

10. MAJOR CUSTOMERS AND VENDORS

Two customers accounted for 34% of total sales for the three months ended March 31, 2014, each customer accounted for 17% of total sales.  At March 31, 2014, total receivable from the two customers was $1,438,641.

For the three months ended March 31, 2013, four customers accounted for 64% of the Company’s total sales, with each customer accounted for 28%, 15%, 11%, and 10% of total sales, respectively. At March 31, 2013, the total accounts receivable from these customers was $9,670,657.

For the three months ended March 31, 2014 and 2013, no vendors accounted for over 10% of the Company’s total purchases.

11. TAXES RECEIVABLE

Taxes receivable consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Income	$179,142	$180,764
Value-added	565,742	787,293
Other	22,347	21,578
Total	$767,231	$989,635

12. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Income	$-	$516
Value-added	-	160,118
Other	16,965	36,444
Total	$16,965	$197,078

13. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Advance from third parties	$3,282,217	$3,378,167
Payable to Siping Beifang	2,290,186	2,306,184
Payable for equipment purchase	319,403	322,295
Deposit from customer	2,961,428	2,988,240
Refund of land use right purchased	4,585,751	4,627,270
Others	1,552,575	1,738,241
Warranty reserve (See Note 2)	704,153	472,558
Accrued expenses	1,720,138	1,382,051
Total	$17,415,851	$17,215,006

Advances from third parties were short-term, non-interest-bearing advances from third parties due on demand.  Payable to Siping Beifang represented loans to them without interest and payable upon demand.  Deposit from customer represented advance payment from a customer for the Company to execute the sales order; however, the customer wanted to cancel the order after the Company commenced manufacturing and the Company refused to return the deposit claiming breach of the contract by the customer. The dispute was filed with the court and is currently docketed for trial.

Refund of land use right previously purchased represented the partial refund received for the land use right SmartHeat Energy purchased in November 2010. SmartHeat Energy later cancelled the purchase due to the adjustments of the overall development plan of the area by the local authority. The local government agreed to the cancellation and refunded SmartHeat Energy $4.59 million as of December 31, 2013, and was committed to refund SmartHeat Energy the remaining purchase price.  On May 21, 2014, SmartHeat Energy and Shenyang City Development and Land Resource Bureau Economy and Technology Development Office entered into an official agreement, whereby full purchase price of the land use right will be returned to SmartHeat Energy in installments within 5 days from the effective date of the official agreement.  SmartHeat Energy will make the ownership change of the land use right within 3 days upon receiving the first installment of refund from the local authority effective on May 21, 2014. However, as of this report date, SmartHeat Energy did not receive first installment. Currently the land is used by the third party.

Others represented payables for the Company’s certain construction and installation projects, and miscellaneous expenses including postage, business insurance, employee benefits, project bidding fee, and medical insurance, etc. Accrued expenses mainly consisted of accrued property and land rental fee of $0.60 million, accrued payroll of $0.51 million, accrued welfare, interest and utility.

14. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued by a bank. The Company deposited a portion of the acceptance amount into the bank as collateral. The terms of the notes range from 3-6 months and bear no interest. At March 31, 2014 and December 31, 2013, the Company deposited $0.78 million and $1.29 million with the bank as restricted cash for the bank issuing the notes (See note 2). The restricted cash is refundable when the notes are repaid.

15. LOANS PAYABLE

Short-Term Bank Loans

The Company was obligated for the following short-term loans as of March 31, 2014 and December 31, 2013:

	2014	2013	Subsidiary obligated
From a commercial bank in the PRC for RMB 7,200,000 entered into on February 20, 2014.The loan bore interest at 6% with maturity on February 19, 2015.	$1,170,332	$-	Taiyu
From a commercial bank in the PRC for RMB 2,640,565 entered into on January 3, 2014. The loan bore interest at 6.22% with maturity on July 29, 2014. This loan was pledged by the Taiyu’s accounts receivable.	429,213	-	Taiyu
From a commercial bank in the PRC for RMB 7,935,243 entered into on January 3, 2014. The loan bore interest at 6.22% with maturity on July 29, 2014. The loan was pledged by the Taiyu’s accounts receivable.	1,289,843	-	Taiyu
From a commercial bank in the PRC for RMB 16,080,000 entered into on January 16, 2014. The loan bore interest at 6.22% with maturity on August 8, 2014. The loan was pledged by Taiyu’s accounts receivable.	2,613,741	-	Taiyu
From a commercial bank in the PRC for RMB 4,685,723 entered into on January 22, 2014. The loan bore interest at 6.22% with maturity on August 20, 2014. The loan was pledged by Taiyu’s accounts receivable.	761,646	-	Taiyu
From a commercial bank in the PRC for RMB 5,377,441 entered into on January 22, 2014. The loan bore interest at 6.22% with maturity on August 20, 2014. The loan was pledged by the Taiyu’s accounts receivable.	874,082	-	Taiyu
From a commercial bank in the PRC for RMB 13,344,190 entered into on June 26, 2012. The loan bore interest at 6.16% with maturity on January 18, 2014. The loan was repaid at maturity.	-	2,188,684	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 30, 2012. The loan bore interest at 7.87% with maturity on November 22, 2014. The loan was guaranteed by Taiyu.	1,625,461	1,640,178	Siping
From a commercial bank in the PRC for RMB 40,000,000 entered into on March 11, 2013. The loan bore interest at 6.60% with maturity on March 10, 2014. The loan was guaranteed by Siping, HeatPump and management of Chinese subsidiaries. This loan was repaid at maturity.	-	6,560,711	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on May 21, 2013. The loan bore interest at 6.60% with maturity on May 20, 2014. This loan was repaid at maturity.	1,625,461	1,640,178	Taiyu
From a commercial bank in the PRC for RMB 5,000,000 entered into on August 29, 2013. The loan bore interest at 7.20% with maturity on August 29, 2014. The loan was guaranteed by Taiyu.	812,731	820,089	Siping
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 4, 2013. The loan bore interest at 7.20% with maturity on September 4, 2014. The loan was guaranteed by Taiyu.	812,731	820,089	Siping
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 8, 2013. The loan bore interest at 6.90% with maturity on August 7, 2014.	4,876,384	4,920,533	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on September 18, 2013. The loan bore interest at 6.0% with maturity on September 17, 2014. This loan was pledged by Taiyu’s accounts receivable.	1,609,207	1,623,776	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on October 11, 2013. The loan bore interest at 6.0% with maturity on October 10, 2014. This loan was pledged by Taiyu’s accounts receivable.	1,609,207	1,623,776	Taiyu
From a commercial bank in the PRC for RMB 16,000,000 entered into on July 10, 2013. The loan bore interest at 6.0% with maturity on January 9, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	-	2,624,285	Taiyu
TOTAL	$20,110,039	$24,462,299

The banks sometimes require loan guarantee provided by a third party to the Company, the third party loan guarantor was Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee of RMB 46 million ($7.32 million). The guarantee is for the loans entered from February 20, 2012 to August 16, 2013, with the guarantee length equal to the loan term; the guarantee service was extended for the loans entered or will be entered from September 18, 2013 to September 12, 2014 with the guarantee length equal to the loan term, the maximum guarantee amount was revised to RMB 44 million ($7.05 million).  The Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB 20 million ($3.18 million) to Liaoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee is for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company does not require Guorui to pay any guarantee fees.  The Company did not extend the guarantee term for Guorui after January 11, 2013.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.  As of March 31, 2014 and December 31, 2013, the Company did not have any loan guarantees from Liaoning Wugang.

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

Borrowings under the Credit Facility are secured by the Company’s deposit accounts located in the United States, its trademarks in the PRC and 55% of its equity in each of its wholly-, directly owned subsidiaries.  An origination fee of 4% of the Committed Amount was accrued to Northtech upon the signing of the Credit Agreement. As amended, Borrowings bear interest of 10% annually, payable quarterly, and the Credit Facility matured on April 30, 2013, and extended to April 30, 2014 with an extension fee of 4% of the Committed Amount. Generally, borrowings may be prepaid at any time without premium or penalty, provided however that if the Company prepays any amount due under the Credit Facility from the proceeds of another instrument or agreement of indebtedness, the Company shall pay a 10% prepayment fee.  All amounts due under the Credit Facility may, at the Company’s option, be paid in either cash or restricted shares of the Company’s common stock.

On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, the Company entered into second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10% annually, compounded quarterly, effective January 1, 2013.  The Company delivered to Northtech 100,000 restricted shares of the Company’s common stock as an Amendment Fee (see Note 19), issued in September 2013.

On December 21, 2012, the Company’s BOD approved the issuance of 1,300,000 Restricted Shares of Common Stock to Northtech in cancellation of $1,301,300 of indebtedness under the Credit Facility.  The balance owing to Northtech under the Credit Agreement as of March 31, 2014 and December 31, 2013 was $1,749,335 and $1,396,378, respectively, and was recorded as a noncurrent obligation under ASC 470-10-45-12 through ASC 470-10-45-14 due to the Note being secured by 55% of the equity interest in each of HEAT PHE Inc. and HEAT HP Inc., and the Company’s option to repay the note by issuance of the Company’s shares.

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

On March 26, 2014, the Company gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 3, 2015. The Company elected to pay the extension fee of 4% of the credit line amount of $2.5 million by issuing 200,000 shares of its common stock to Northtech at $0.50 per share. The BOD approved such extension on March 27, 2014.

Long-Term Bank Loan

Taiyu entered into a long-term loan of $2,113,100 (RMB 13 million) with China Construction Bank on November 30, 2013 with maturity on November 29, 2015. The interest rate for the loan is variable currently at 6.46%, and to be paid on the 20th of each month. This loan is guaranteed by Taiyu’s building and land.

16. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe and SmartHeat Pump, and bad debt allowance and provision of inventory impairment booked by the Company which was not allowed per tax purpose. As of March 31, 2014 and December 31, 2013, deferred tax asset (liability) consisted of the following:

	2014	2013
Deferred tax asset - current (bad debt allowance)	$8,825,681	$7,715,041
Deferred tax asset - current (inventory allowance)	2,534,346	2,321,878
Deferred tax asset – current (allowance to other receivable)	2,281,198	2,099,125
Deferred tax asset – current (allowance for advance to supplier)	413,245	398,224
Deferred tax asset – current (reserve for warranty)	82,703	75,808
Deferred tax asset – current (NOL)	6,985,472	6,405,272
Less: valuation allowance	(21,122,645)	(19,015,348)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$(2,951)	$(17,177)

17. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.  The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

SmartHeat, the parent company, was incorporated in the U.S. and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $6.99 million at March 31, 2014, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate tax adjustments. Under the Income Tax Law that became effective January 1, 2008, new high-tech enterprises given special support by the PRC government are subject to an income tax rate of 15%. Taiyu has been classified as a high-tech enterprise since 2009 and eligible for an income tax rate of 15% through 2014.  Local PRC government reviews the high-tech status of such enterprises annually. The income tax rate for SanDeKe was 13% for 2012, because of its foreign-invested enterprise status, and its income tax rate increased to 24% in 2013 and 25% in 2014.

SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Pump, SmartHeat Trading and Heat Exchange are subject to the regular 25% PRC income tax rate. SmartHeat Germany is subject to a 15% corporate income tax in Germany.

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for the three months ended March 31, 2014 and 2013:

	2014	2013
U.S. statutory tax (benefit) rates	(34.0)%	(34.0)%
Tax rate difference	8.6%	9.0%
Effect of tax holiday	7.7%	(0.9)%
Valuation allowance	17.6%	25.7%
Tax benefit per financial statements	(0.1)%	(0.2)%

The income tax (benefit) for the three months ended March 31, 2014 and 2013, consisted of the following:

	2014	2013
Income tax expense (benefit) - current	$(386)	$245
Income tax benefit - deferred	(14,150)	(22,689)
Total income tax benefit	$(14,536)	$(22,444)

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the board of directors for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment and Ruicheng were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. As of March 31, 2014, the Company met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40.00 million in registered capital by April 2015 (See note 21).

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

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	3,500	97.80	1.65
Exercisable at January 1, 2013	3,500	97.80	1.65
Granted	-	-	-
Exercised	-	-	-
Forfeited	1,000	46.00	-
Outstanding at December31, 2013	2,500	$118.5	1.34
Exercisable at December31, 2013	2,500	$118.5	1.34
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2014	2,500	$118.5	0.83
Exercisable at March 31, 2014	2,500	$118.5	0.83

There were no options exercised during the three months ended March 31, 2014 and 2013. The Company recorded $0 as compensation expense for stock options during the three months ended March 31, 2014 and 2013, respectively.

Common Stock Issued

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

On September 17, 2013, the Company’s BOD approved the issuance of 100,000 restricted shares of common stock to Northtech for their consent to the Company to enter into an Equity Interest Purchase Agreement as contemplated by the stalking horse proposal and approved by the Company’s Board. The stock price on the approval date is $0.30, the fair value of the shares issued was $30,000. Under the terms of the Equity Interest Purchase Agreement, the buyers agreed to purchase 40% of the Company’s equity interests in the following PHE segment subsidiaries: Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng, and XinRui (collectively, the “Target Companies”).  The purchase price is RMB 5,000,000 ($801,000), was paid by the buyers on December 30, 2013.

On March 27, 2014, The Compensation Committee of the Board approved to grant certain individuals the Company’s common stock in recognition of their valuable services to the Company and its subsidiaries in 2013. The individual and number of shares granted is as follows: 100,000 shares to Oliver Bialowons, 50,000 shares to Huajun Ai, 50,000 shares to Xudong Wang and 50,000 shares to Kenneth Scipta. The stock price is $0.15 on grant date, and the FV of the shares granted at the grant date is $37,500 and was recorded as shares to be issued.

20. OTHER INCOME

The Company had net other income, of $241,751 and $310,298 for the three months ended March 31, 2014 and 2013, respectively.  The net other income for the three months ended March 31, 2014 consisted of income (net) from sales of raw material of $140,860, income (net) from after-sales services of $24,640, government subsidy of $46,371 and other non-operating income of $29,880.  The other income of $310,298 for the three months ended March 31, 2013 mainly consisted of income (net), from selling of raw material of $133,456; income (net) from after-sales services of $33,243, government subsidy of $39,818 and other non-operating income of $103,781.

21. COMMITMENTS

Lease Agreements

The Company leased offices for its sales representative in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the three months ended March 31, 2014 and 2013, was $84,178 and $132,359, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy, a wholly owned subsidiary in Shenyang with registered capital of $30 million, subsequently satisfied out of the registered capital of SmartHeat Investment, for the research, development, manufacturing and sale of energy products. As of March 31, 2014, the Company is committed to contributing the remaining $40 million in registered capital to SmartHeat Investment by April 2015. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date.

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

On May 9, 2013, the Company entered a Restated Restructuring Agreement with Nimbus, which was intended to be a legally binding restatement of the Restructuring Agreement entered on April 23, 2012. Pursuant to the Restated Restructuring Agreement, the term was extended for an additional 12 monthly periods from original expiration date of January 23, 2013 to January 22, 2014. A monthly service fee of $30,000 is to be paid on the first day of each month for 10 months through November 2013. In addition, a $300,000 termination fee will be paid on the earlier of the expiration of the stated term or the termination by the Company.

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

As of March 31, 2014, the Company owed $150,000 to Nimbus, which was included in other payable.

22. CONTINGENCIES

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

Legal Proceedings

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption  Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , Smartheat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice. Discovery is now proceeding. The pleadings and court orders are publicly available. We intend to vigorously defend this action, as we believe the allegations against us are without merit.

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

As an expansion of our business following our acquisition of Taiyu, we acquired and established subsidiaries in China and Germany.

The following chart displays our subsidiaries according to which operating segment they operate in:

Plate Heat Exchangers (PHE)	Heat Pumps (HP)
SmartHeat Taiyu (Shenyang) Energy Technology Co., Ltd.	SmartHeat (China) Investment Co., Ltd.
SanDeKe Co., Ltd.	SmartHeat (Shenyang) Heat Pump Technology Co., Ltd.
SmartHeat (Shenyang) Energy Equipment Co., Ltd.	SmartHeat Deutschland GmbH
SmartHeat Siping Beifang Energy Technology Co., Ltd.	SmartHeat (Shanghai) Trading Co., Ltd.
SmartHeat Heat Exchange Equipment Co.	Beijing SmartHeat Jinhui Energy Technology Co., Ltd.

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

In response to inflationary concerns, the PRC government tightened fiscal policies beginning in 2011 that contributed to a slowdown in many sectors of China’s economy and restricted bank lending practices. China’s economy continues the growing at a very slow pace. Historically, approximately 40% of our customers, representing the majority of our total sales, consist of state-owned enterprises in China. Many of these customers, the majority of which are real estate developers, encountered difficulties in recent years in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our products. These conditions continued into 2014. Accordingly, the continued deflationary policy of the PRC government affected the number of new sales of our PHEs and PHE Units as certain state-owned enterprises deferred bidding for new projects because of their working capital difficulties or abandoned existing projects. The decline in new projects among state-owned enterprises and increased peer competition contributed to a decline in sales of our PHEs and PHE Units in 2011 through the first quarter of 2014. We also canceled contracts in 2011 with certain of these state-owned customers that were unable to make payments or that had requested adjustments to their payment terms in response to their financial difficulties. Although these events caused a decrease in our sales in 2011 through the first quarter of 2014, a portion of the canceled year 2011 PHE and PHE Unit orders were reinstated in 2012, and additional orders and contracts that were canceled or partially delayed are performed in 2013 and first quarter of 2014, which reduced the impact of the drop in our sales over the long term. Furthermore, the PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, which we believe will continue to drive demand for our clean technology heat transfer products.

Our revenues also may fluctuate significantly due to material costs; we experienced and anticipate continued fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless steel used to produce plates, our PHEs and PHE Units. We monitor the commodities markets for pricing trends and changes, but do not engage in hedging to protect against raw material fluctuations. Instead, we attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance based on production needs and projected sales. We typically experience stronger sales during the second half of the year, which is the start of fall and winter in China, during which we historically generate the majority of our revenue. Accordingly, we increased our inventory and advances to suppliers during the first three quarters of each year in anticipation of our historical high season for production. Management believes our current levels of increased inventory resulting from the unexpected abandonment of projects and cancelation of orders by certain customers in 2011 and 2012 was consumed gradually in 2013 and 2014 and the following years as we fulfill new orders and delayed and reinstated contracts.  Although we currently are able to obtain adequate supplies of raw materials, it is impossible to predict future availability or cost. Unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our cash flows and ability to meet the demands of our customers, which could result in the loss of future sales.

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

The economic conditions our subsidiaries faced in recent years, made it impossible for our subsidiaries to pay dividends to our U.S. parent company, which is dependent upon such dividends to meet its financial obligations.  Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as detailed in Note 18 to our financial statements. As a result, we sought alternative sources of capital for our U.S. parent company. On July 27, 2012, we entered into a secured, revolving credit facility with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha.  Jane Ai, our Corporate Secretary, is also a part owner of Northtech.  As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed maturing on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we repaid $1,300,000 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders. On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, we entered into second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10% annually, compounded quarterly, effective January 1, 2013.   On March 26, 2014, we gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 3, 2015 (see Note 15).

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

We retain an option to repurchase the equity interests of the Target Companies from the buyers at a purchase price of RMB 5,600,000 which terminated on February 28, 2014.  In the event we do not exercise the option to repurchase the equity interest, the buyers shall have the option to purchase an additional 40% equity interest in the Target Companies for an additional purchase price of RMB 6,000,000. We did not exercise the option to repurchase the equity interest of the Target Companies and such option was terminated on February 28, 2014.  On March 27, 2014, the buyers gave notice of their intent to exercise their option to purchase the additional 40% equity interest upon satisfaction of the terms and conditions set forth in the Equity Interest Purchase Agreement, including, without limitation the approval of our shareholders prior to completion of the sale. In the event such approval is not obtained, the buyers may terminate the Equity Interest Purchase Agreement. Should the buyers exercise their option to purchase the additional 40% equity interest, and the Company’s shareholders approve the sale, we have the option to require the Buyers to purchase the remaining 20% equity interest for a purchase price of RMB 2,500,000.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s U.S. parent and its subsidiaries, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, SmartHeat Heat Exchange, SmartHeat Germany and SmartHeat Pump. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances of $55.33 million and $48.25 million at March 31, 2014 and December 31, 2013, respectively.

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

We charge for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. We recognize such revenue when service is provided. For the three months ended March 31, 2014 and 2013, revenue from after-sales services after the expiration of the warranty period was $46,244 and $81,630, respectively.

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

Recent Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update 2014-01, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. The objective of this Update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  The adoption of this ASU will not affect the Company’s financial statements.

In January 2014, FASB issued, Accounting Standards Update 2014-05, Service Concession Arrangements (Topic 853), The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

Results of Operations

Three months ended March 31, 2014 Compared to the Three months ended March 31, 2013

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$4,959,966		$6,168,431
Cost of sales	5,363,957	108%	8,945,191	145%
Gross loss	(403,991)	(8)%	(2,776,760)	(45)%
Operating expenses	13,304,903	268%	10,036,338	163%
Loss from operations	(13,708,894)	(276)%	(12,813,098)	(208)%
Non-operating expenses, net	(152,054)	(3)%	(77,962)	(1)%
Income tax benefit	(14,536)	0.3%	(22,444)	0.4%
Noncontrolling interest	(4,770,467)	(96)%	(44,742)	(1)%
Net Loss to SmartHeat Inc.	$(9,075,945)	(183)%	$(12,823,874)	(208)%

The following table sets forth the results of our operations for our PHE and heat meter segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$4,385,142		$5,671,793
Cost of sales	4,856,759	111%	8,680,737	153%
Gross loss	(471,617)	(11)%	(3,008,944)	(53)%
Operating expenses	11,577,866	264%	8,388,498	148%
Loss from operations	(12,049,483)	(275)%	(11,397,442)	(201)%
Non-operating expenses, net	(147,252)	(3)%	(191,579)	(3)%
Income tax expense (benefit)	90	0.002%	(6,147)	(0.1)%
Noncontrolling interest	(4,756,398)	(108)%	(37,228)	(1)%
Net Loss to SmartHeat Inc.	$(7,440,427)	(170)%	$(11,545,646)	(204)%

The following table sets forth the results of our operations for our HP segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$574,824		$496,638
Cost of sales	507,198	88%	406,865	82%
Gross profit	67,626	12%	89,773	18%
Operating expenses	1,200,210	209%	1,332,234	268%
Loss from operations	(1,132,584)	(197)%	(1,242,461)	(250)%
Non-operating income, net	52,181	9%	155,152	31%
Income tax benefit	(14,626)	(3)%	(16,297)	(3)%
Noncontrolling interest	(14,069)	(2)%	(7,514)	(2)%
Net Loss to SmartHeat Inc.	$(1,051,709)	(183)%	$(1,063,498)	(214)%

Sales. Net sales in the three months ended March 31, 2014, were $4.96 million, consisting of $1.96 million for PHEs, $2.20 million for PHE Units, $0.22 million for heat meters and $0.57 million for HPs, while net sales in the three months ended March 31, 2013, were $6.17 million, consisting of $2.00 million for PHEs, $3.52 million for PHE Units, $0.15 million for heat meters and $0.49 million for HPs, an overall decrease of $1.21 million or 20%. The 20% decrease in total revenue was due primarily to the decrease in sales of PHE units in the three months ended March 31, 2014, compared to the same period of 2013. However, sales of heat meters increased 47% and sales of HPs increased 16% in the three months ended March 31, 2014 compared to the same period of 2013.  The overall slow-down of the PRC economy and tight fiscal policy including restricted lending practice continued in the first quarter of 2014, which caused decline in new projects among state-owned enterprises and increased peer competition, despite a portion of the previously canceled or delayed orders were reinstated and performed in the first quarter of 2014, we obtained less new sales contracts in 2013 and 2014 for PHE unit which is more commonly used in real estate industry, the real estate industry is very slow in PRC in recent years with supply outpacing demand, decreased newly constructed properties put into market, and decreased trading volumes resulting from slow PRC economy, government control on real estate price increasing and tight bank lending policies.

We have a review process for approving each sales contract, including sales price. Sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending primarily on each customer’s specific requirements and our negotiation of the contract amount and term.

Cost of Sales. Cost of sales (“COS”) was $5.36 million in the three months ended March 31, 2014, compared to $8.95 million in the same period of 2013, a decrease of $3.58 million or 40%. The decrease in our COS is attributable to a decreased inventory impairment provision. We reserved $1.04 million for inventory impairment provision for PHEs and PHE Units during the three months ended March 31, 2014, compared with $4.85 million for the same period of 2013.  COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 37% of total cost, while factory overhead cost was 55% and labor was 8% during the three months ended March 31, 2014, as compared to 42%, 47% and 11%, respectively, for the same period of 2013.  Our materials cost as a percentage of total costs decreased to 37% from the typical 42% as a result of decreased raw material price. Our products are custom-made; the raw material price varies based on the place of origin, which was chosen at customers’ choice. Combined with a significant decrease in inventory impairment provision, the COS as a percentage of sales was 108% in the three months ended March 31, 2014 compared with 145% for the same period of 2013.

We performed an inventory impairment assessment as of March 31, 2014 and December 31, 2013, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment provision of $12,330,478 and $12,067,544 as of March 31, 2014 and December 31, 2013, respectively.

Gross Loss. Gross loss was $0.40 million in the three months ended March 31, 2014, compared to $2.78 million in the same period of 2013. Gross margin was (8)% and (45)% for the three months ended March 31, 2014 and 2013 respectively. The decrease in loss margin in the three months ended March 2014 was primarily due to decreased inventory impairment provision which was recorded in COS, and decreased raw material cost as a percentage to total cost.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $13.30 million in the three months ended March 31, 2014, compared to $10.04 million in the same period of 2013, an increase of $3.27 million or 33%. Operating expenses as a percentage of sales were 268% in the three months ended March 31, 2014, compared to 163% in the same period of 2013. The increase in operating expenses was mainly due to increased provision for bad debts of $8.75 million and general and administrative expense of $2.91 million for the three months ended March 31, 2014, compared with$4.76 million provision for bad debts and $2.34 million general and administrative expense for the three months ended March 31, 2013.

We recorded a bad debt allowance of $7.56 million for accounts receivable (consisting of $7.57 million for PHEs and related products and $(16,345) for HPs and related products), $1.19 million for bad debt allowance for other receivables (consisting of $1.19 million for PHEs and related products and $0 for HPs and related products), and $74,790 for allowance for advances to suppliers (consisting of $59,063 for PHEs related and $15,727 for HPs related), respectively, for the three months ended March 31, 2014, compared with $1.1 million for bad debt allowance for accounts receivable (consisting of $0.9 million for PHEs and related products and $0.2 million for HPs and related products), $3.7 million for bad debt allowance for other receivables (consisting of $3.6 million for PHEs and related products and $56,000 for HPs and related products), and $1.2 million for allowance for advance to suppliers (consisting of $(1.1) million for PHEs related and $2.3 million for HPs related), respectively, for the three months ended March 31, 2013. The increased bad debt allowance for accounts receivables was primarily attributable to payment delays caused by the working capital difficulties of many of our state-owned customers. Due to the deflationary fiscal policy of the PRC government in 2012 that continued into 2014, some of our state-owned customers encountered difficulties in obtaining grants from the government and loans from state-owned banks, both of which typically are used to finance the purchase of our products, which resulted in unexpected delays in the payment of our accounts receivable in a timely manner. Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due. We believe the stringent fiscal policy impacting our customers in China will be temporary and the expansion and training of our marketing team and other employees will increase sales and improve the efficiency of our operations.

Non-operating expenses, net. Our net non-operating expenses for the three months ended March 31, 2014 was $0.15 million compared to $0.08 million for the same period of 2013, an increase of expenses of $0.07 million or 95%. The increase in non-operating expenses was due mainly to increased interest expense of $369,142 for the three months ended March 31, 2014, compared with $343,811 for the same period of 2013, and decreased net other income of $241,751 for the three months ended March 31, 2014, compared with $310,298 for the same period of 2013.  The net other income of $241,751 for the three months ended March 31, 2014 mainly consisted of income (net), from selling of raw material of $140,860, government subsidy of $46,372, after-sales services of $24,640, and other non-operating income of $29,880.  The net other income of $310,298 for the three months ended March 31, 2013, mainly consisted of income (net), from selling of raw material of $133,456; income (net) from after-sales services of $33,243, government subsidy of $39,818 and other non-operating income of $103,781.

Income tax benefit. We had income tax benefit of $14,536 for the three months ended March 31, 2014, compared to $22,444 for the same period of 2013. The effective income tax rate to taxable loss for the three months ended March 31, 2014, was (0.1)% compared to (0.2)% for the same period of 2013.

Net Loss. Our net loss for the three months ended March 31, 2014, was $9.08 million compared to net loss of $12.82 million for the same period of 2013, a decrease of $3.75 million or 29%. Net loss as a percentage of sales was 183% in the three months ended March 31, 2014, and net loss as a percentage of sales was 208% in the same period of 2013. This decrease in net loss was attributable to decreased inventory impairment provision and more loss attributable to noncontrolling interest resulting from the sale of 40% equity interest on Taiyu, Siping and Shenyang Energy on December 30, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and equivalents of $8.41 million. Working capital was $33.55 million at March 31, 2014. The ratio of current assets to current liabilities was 1.70:1 at March 31, 2014.

Presently, the Company’s U.S. parent company is experiencing difficulty up streaming cash. As a consequence, the Company obtained a revolving line of credit providing for borrowings of up to $2.5 million, to address the cash needs of the Company’s U.S. parent. The outstanding balance under the Credit Agreement as of March 31, 2014 was $1.75 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2014 and 2013:

	2014	2013
Cash provided by (used in):
Operating activities	$(1,753,099)	$(1,841,126)
Investing activities	$349,488	$(238,644)
Financing activities	$(3,705,805)	$(1,159,974)

Net cash flow used in operating activities was $1.75 million in the three months ended March 31, 2014, compared to net cash flow used in operating activities of $1.84 million in the same period of 2013. The decrease in net cash outflow in operating activities was due mainly to increased cash inflow from advance to suppliers of $3.80 million in the three months ended March 31, 2014, compared with $0.94 million in the same period of 2013; decreased cash outflow by $4.95 million for inventory; cash inflow of $0.04 million from tax receivable in the three months ended March 31, 2014 compared with cash outflow of $2.03 million in the same period of 2013; and cash inflow of $3.25 million resulted from accrued liabilities and other payables in the three months ended March 31, 2014 compared with $0.04 million in the same period of 2013.

Net cash flow provided by investing activities was $0.35 million in the three months ended March 31, 2014, compared to net cash used in investing activities of $0.24 million in the same period of 2013. In the three months ended March 31, 2014, we had $0.74 million cash inflow from note receivable, $0.87 million cash inflow from changes in restricted cash, offset with $10,260 cash outflows for purchase of fixed assets and $1.25 million cash outflows from advance for equipment purchase; while in the same period of 2013, we had $0.27 million cash inflow from notes receivable, offset with $0.25 million cash outflow from changes in restricted cash and $0.26 million cash outflow for purchase of fixed assets.

Net cash flow used in financing activities was $3.71 million in the three months ended March 31, 2014, compared to net cash used in financing activities of $1.16 million in the same period of 2013. The cash outflow in the three months ended March 31, 2014 consisted primarily of repayment on short-term loans of $11.33 million, but offset by proceeds from a credit line of $0.45 million and proceeds from short-term loans of $7.18 million. In the three months ended March 31, 2013, we had repayment on short-term loans of $24.28 million, but offset by proceeds of $0.3 million from a credit line and $22.82 million in proceeds from short-term loans.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date, or up to 2 heating seasons. Our receipts from sales of our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation, testing times and warranty periods. For example, PHEs and HPs are less complex than PHE Units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We experience payment delays from time to time, which historically have been from 1 to 3 months from the due date, but given the temporary financial difficulties of some of our state-owned customers resulting from tightened fiscal policies in China, we have experienced longer payment delays from these customers. Our accounts receivable and inventory turnover are relatively low and days sales outstanding ratio relatively high. Consequently, collection on our sales is slow and capital is tied up in inventories, which may result in pressure on cash flows. The low accounts receivable turnover and high days outstanding in the three months ended March 31, 2014, was due primarily to the financial difficulties of some of our state-owned customers that resulted in delays in payment. The low inventory turnover rate in the three months ended March 31, 2014, was due to overall less purchase orders received from our state-owned customers in China who are having temporary financial difficulties.

As of March 31, 2014, we had gross accounts receivable of $61,435,491, of which $3,660,465 was with aging within 30 days, $3,542,012 with aging between 31 and 90 days, $12,235,244 with aging between 91and 180 days, $18,257,601 with aging between 181 and 360 days, and $23,740,169 with aging over 360 days. At March 31, 2014, net accounts receivable was $2,054,887, or gross accounts receivable of $61,435,491 less bad debt allowance of $55,331,038, unearned interest of $26,416, and total retention receivables of $4,023,150.

Our accounts receivable typically remain outstanding for a significant period of time based on the standard payment terms with our customers described above. The increase in amount of accounts receivable outstanding for more than 180 days was due mainly to payment delays from certain state-owned customers that experienced working capital difficulties because of the current deflationary fiscal policy of the PRC government. Bad debt allowance was reserved in accordance with the Company’s accounting policy, though the Company continues to work to collect all funds due.

We recognize the final 5-10% of the purchase price as retention receivable, which is due no later than the termination of our warranty period. The deferral of the final payment is a common practice in the heating manufacturing business in China. Sometimes our customers are required to deposit 5-10% of the sales price on high value products, like an assembled heat exchanger unit or the main part of a PHE, into designated bank accounts as restricted cash for securing the payment after such period expires. Based on our historical experience, there have been no defaults on such deferrals. Therefore, we believe the potential risks and uncertainty associated with defaults on such receivables are not material. As of this report date, the Company collected 59% of the accounts receivable that were outstanding as of December 31, 2012, and collected 16% of the accounts receivable that were outstanding as of December 31, 2013.

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

Contractual Obligations

The Company was obligated for the following short-term loans as of March 31, 2014 and December 31, 2013:

	2014	2013	Subsidiary obligated
From a commercial bank in the PRC for RMB 7,200,000 entered into on February 20, 2014.The loan bore interest at 6% with maturity on February 19, 2015.	$1,170,332	$-	Taiyu
From a commercial bank in the PRC for RMB 2,640,565 entered into on January 3, 2014. The loan bore interest at 6.22% with maturity on July 29, 2014. This loan was pledged by the Taiyu’s accounts receivable.	429,213	-	Taiyu
From a commercial bank in the PRC for RMB 7,935,243 entered into on January 3, 2014. The loan bore interest at 6.22% with maturity on July 29, 2014. The loan was pledged by the Taiyu’s accounts receivable.	1,289,843	-	Taiyu
From a commercial bank in the PRC for RMB 16,080,000 entered into on January 16, 2014. The loan bore interest at 6.22% with maturity on August 8, 2014. The loan was pledged by Taiyu’s accounts receivable.	2,613,741	-	Taiyu
From a commercial bank in the PRC for RMB 4,685,723 entered into on January 22, 2014. The loan bore interest at 6.22% with maturity on August 20, 2014. The loan was pledged by Taiyu’s accounts receivable.	761,646	-	Taiyu
From a commercial bank in the PRC for RMB 5,377,441 entered into on January 22, 2014. The loan bore interest at 6.22% with maturity on August 20, 2014. The loan was pledged by the Taiyu’s accounts receivable.	874,082	-	Taiyu
From a commercial bank in the PRC for RMB 13,344,190 entered into on June 26, 2012. The loan bore interest at 6.16% with maturity on January 18, 2014. The loan was repaid at maturity.	-	2,188,684	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 30, 2012. The loan bore interest at 7.87% with maturity on November 22, 2014. The loan was guaranteed by Taiyu.	1,625,461	1,640,178	Siping
From a commercial bank in the PRC for RMB 40,000,000 entered into on March 11, 2013. The loan bore interest at 6.60% with maturity on March 10, 2014. The loan was guaranteed by Siping, HeatPump and management of Chinese subsidiaries. This loan was repaid at maturity.	-	6,560,711	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on May 21, 2013. The loan bore interest at 6.60% with maturity on May 20, 2014. This loan was repaid at maturity.	1,625,461	1,640,178	Taiyu
From a commercial bank in the PRC for RMB 5,000,000 entered into on August 29, 2013. The loan bore interest at 7.20% with maturity on August 29, 2014. The loan was guaranteed by Taiyu.	812,731	820,089	Siping
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 4, 2013. The loan bore interest at 7.20% with maturity on September 4, 2014. The loan was guaranteed by Taiyu.	812,731	820,089	Siping
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 8, 2013. The loan bore interest at 6.90% with maturity on August 7, 2014.	4,876,384	4,920,533	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on September 18, 2013. The loan bore interest at 6.0% with maturity on September 17, 2014. This loan was pledged by Taiyu’s accounts receivable.	1,609,207	1,623,776	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on October 11, 2013. The loan bore interest at 6.0% with maturity on October 10, 2014. This loan was pledged by Taiyu’s accounts receivable.	1,609,207	1,623,776	Taiyu
From a commercial bank in the PRC for RMB 16,000,000 entered into on July 10, 2013. The loan bore interest at 6.0% with maturity on January 9, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	-	2,624,285	Taiyu
TOTAL	$20,110,039	$24,462,299

The banks sometimes require loan guarantee provided by a third party to the Company, the third party loan guarantor was Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee of RMB 46 million ($7.32 million). The guarantee is for the loans entered from February 20, 2012 to August 16, 2013, with the guarantee length equal to the loan term; the guarantee service was extended for the loans entered or will be entered from September 18, 2013 to September 12, 2014 with the guarantee length equal to the loan term, the maximum guarantee amount was revised to RMB 44 million ($7.05 million).  The Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB 20 million ($3.18 million) to Liaoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee is for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company does not require Guorui to pay any guarantee fees.  The Company did not extend the guarantee term for Guorui after January 11, 2013.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.  As of March 31, 2014 and December 31, 2013, the Company did not have any loan guarantees from Liaoning Wugang.

The Company was obligated for the following long-term loan as of March 31, 2014:

The Company entered into a long-term loan of $2,113,100 (RMB 13 million) with China Construction Bank on November 30, 2013 with maturity on November 29, 2015. The interest rate for the loan is variable currently at 6.46%, and to be paid on the 20th of each month. This loan is guaranteed by Taiyu’s building and land.

Contingencies

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption  Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , Smartheat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without. Discovery is now proceeding. The pleadings and court orders are publicly available. We intend to vigorously defend this action, as we believe the allegations against us are without merit.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption  Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , Smartheat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice. Discovery is now proceeding. The pleadings and court orders are publicly available. We intend to vigorously defend this action, as we believe the allegations against us are without merit.

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

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business.

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

SMARTHEAT INC.
(Registrant)

Date: June 26, 2014	By:	/s/ Oliver Bialowons
Oliver Bialowons President (Principal Executive Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Acting Chief Accountant pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of President and Acting Chief Accountant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith