Form 10-Q
period 2014-06-30
SMARTHEAT INC.
filed 2014-09-08
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110141
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

As of August 22, 2014, there were 6,783,399 shares of common stock outstanding.

SmartHeat Inc.

NOTE ABOUT FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, the competitive nature of our business and markets and product qualification requirements of our customers. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

·	our goals and strategies;
·	our expansion plans;
·	our future business development, financial conditions and results of operations;
·	the expected growth of the market for PHE products, heat meters and heat pumps in our target markets;
·	our expectations regarding demand for our products;
·	our expectations regarding keeping and strengthening our relationships with key customers;
·	our ability to stay abreast of market trends and technological advances;
·	our ability to protect our intellectual property rights effectively and not infringe on the intellectual property rights of others;
·	our ability to attract and retain quality employees;
·	our ability to pursue strategic acquisitions and alliances;
·	competition in our industry in China;
·	general economic and business conditions in the regions in which we sell our products;
·	relevant government policies and regulations relating to our industry; and
·	market acceptance of our products.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$18,996,617	$13,602,399
Restricted cash	670,830	2,458,758
Accounts receivable, net	15,099,549	12,167,565
Retentions receivable, net	2,597,790	4,202,109
Advances to suppliers, net	5,018,613	6,584,833
Other receivables (net), prepayments and deposits	3,972,878	2,644,522
Inventories, net	54,194,515	56,324,363
Taxes receivable	633,406	989,635
Notes receivable - bank acceptances	683,906	2,759,251

Total current assets	101,868,104	101,733,434

NONCURRENT ASSETS
Long term investment	912,044	934,805
Restricted cash	316,899	135,926
Retentions receivable	-	237,882
Advance for equipment purchase	1,241,933	-
Construction in progress	1,362,730	1,340,905
Property and equipment, net	10,041,499	10,185,160
Intangible assets, net	4,381,691	14,885,623

Total noncurrent assets	18,256,796	27,720,301

TOTAL ASSETS	$120,124,900	$129,453,735

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,626,668	$6,683,860
Advance from customers	2,744,657	2,630,061
Taxes payable	26,761	197,078
Accrued liabilities and other payables	17,531,682	17,215,006
Notes payable - bank acceptances	-	2,590,025
Loans payable	24,983,580	24,462,299

Total current liabilities	51,913,348	53,778,329

CREDIT LINE PAYABLE	2,149,335	1,396,378

LONG-TERM LOAN	2,112,859	2,132,231

DEFERRED TAX LIABILITY	91,419	17,177

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 6,583,399 shares and 6,133,399 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	6,583	6,133
Paid-in capital	81,733,320	81,901,266
Statutory reserve	5,389,057	5,389,057
Accumulated other comprehensive income	8,385,003	8,991,269
Accumulated deficit	(57,812,734)	(51,991,839)

Total Company stockholders' equity	37,701,229	44,295,886

NONCONTROLLING INTEREST	26,156,710	27,833,734

TOTAL EQUITY	63,857,939	72,129,620

TOTAL LIABILITIES AND EQUITY	$120,124,900	$129,453,735

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
	(UNAUDITED)		(UNAUDITED)

Net sales	$10,669,833	$13,891,423	$5,709,867	$7,722,992
Cost of goods sold	12,701,080	14,265,228	7,337,123	5,320,037

Gross loss (income)	(2,031,247)	(373,805)	(1,627,256)	2,402,955

Operating expenses
Selling	3,523,056	3,242,531	1,956,545	1,546,589
General and administrative	4,661,513	4,818,674	1,747,185	2,482,031
Provision for bad debts	(3,399,744)	12,287,944	(12,149,019)	7,524,870
Provision for advance to supplier	108,270	1,529,595	33,480	288,916

Total operating expenses (income)	4,893,095	21,878,744	(8,411,808)	11,842,406

Income (loss) from operations	(6,924,342)	(22,252,549)	6,784,552	(9,439,451)

Non-operating income (expenses)
Investment (loss) income	(22,891)	39,345	(19,282)	38,784
Interest income	64,583	28,975	36,900	13,585
Interest expense	(857,146)	(772,242)	(488,004)	(428,431)
Financial expense	(276,171)	(150,341)	(224,035)	(87,442)
Gain on issuance of stock	70,000	-	70,000	-
Foreign exchange transaction gain	5,550	3,339	2,151	840
Other income, net	510,725	734,075	268,974	423,777

Total non-operating expenses, net	(505,350)	(116,849)	(353,296)	(38,887)

Income (loss) before income tax	(7,429,692)	(22,369,398)	6,431,256	(9,478,338)
Income tax (benefit) expense	75,493	(45,000)	90,029	(22,556)

Net income (loss) before noncontrolling interest	(7,505,185)	(22,324,398)	6,341,227	(9,455,782)
Less: income (loss) attributable to noncontrolling interest	(1,684,289)	(47,297)	3,086,178	(2,555)

Net income (loss) to SmartHeat Inc.	(5,820,896)	(22,277,101)	3,255,049	(9,453,227)

Other comprehensive item
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	(606,266)	1,550,147	(43,960)	1,361,630

Foreign currency translation gain (loss) attributable to noncontrolling interest	7,265	17,806	(16,942)	15,074

Comprehensive income (loss) attributable to SmartHeat Inc.	$(6,427,162)	$(20,726,954)	$3,211,089	$(8,091,597)

Comprehensive income (loss) attributable to noncontrolling interest	$(1,677,024)	$(29,491)	$3,069,236	$12,519

Basic and diluted weighted average shares outstanding	6,364,338	5,733,399	6,579,003	5,733,399

Basic and diluted earnings (loss) per share	$(0.91)	$(3.89)	$0.49	$(1.65)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2014	2013
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(7,505,185)	$(22,324,398)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Investment (income) loss	22,891	(39,345)
Depreciation and amortization	1,058,204	1,071,447
Provision for bad debts	(3,399,743)	12,287,944
Provision for inventory impairment	2,775,603	4,188,169
Provision for advance to suppliers	108,270	1,529,595
Changes in warranty reserves	43,848	7,945
Gain on issuance of stock	(70,000)	-
Gain on disposal fixed asset	(6,926)	18,829
Stock based compensation for shares issued to officers and director	37,500	-
Changes in deferred tax	74,821	(43,451)
(Increase) decrease in assets and liabilities:
Accounts receivable	3,495,711	2,240,647
Retentions receivable	244,023	92,947
Advances to suppliers	1,406,693	(1,363,211)
Other receivables, prepayments and deposits	(3,158,078)	(897,047)
Inventories	(1,148,034)	(3,274,909)
Taxes receivable	241,227	(1,421,702)
Accounts payable	(2,577,656)	(2,126,638)
Advance from customers	(2,838,655)	570,467
Taxes payable	(60,967)	(687,227)
Accrued liabilities and other payables	3,125,224	144,611

Net cash used in operating activities	(8,131,229)	(10,025,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	1,592,388	(387,158)
Cash received from assets disposal	19,614	-
Acquisition of property & equipment	(701,717)	(516,140)
Government refund of land use right	10,364,498	-
Notes receivable	2,061,939	932,185
Construction in progress	(6,908)	-
Advance for equipment purchase	(1,248,997)	-

Net cash provided by investing activities	12,080,817	28,887

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	13,716,733	13,767,295
Repayment on short-term loans	(12,968,975)	(11,920,593)
Credit line payable	850,000	-

Net cash provided by financing activities	1,597,758	1,846,702

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(153,128)	148,762

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	5,394,218	(8,000,976)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	13,602,399	18,336,163

CASH & EQUIVALENTS, END OF PERIOD	$18,996,617	$10,335,187

Supplemental cash flow data:
Income tax paid	$-	$703,889
Interest paid	$729,950	$878,062

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

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

The Company retained an option to repurchase the equity interests of the Target Companies from the buyers at a purchase price of RMB 5,600,000 which terminated on February 28, 2014.  On March 27, 2014, the buyers exercised their option to purchase an additional 40% equity interest in the Target Companies for an additional purchase price of RMB 6,000,000. The Company will seek the approval of its shareholders prior to completing the sale. In the event such approval is not obtained, the buyers may terminate the Equity Interest Purchase Agreement. Should the buyers exercise their option to purchase the additional 40% equity interest and the Company’s shareholders approve the sale, the Company has the option to require the buyers to purchase the remaining 20% equity interest for a purchase price of RMB 2,500,000.  The closing of transaction will be scheduled to occur after satisfaction of the conditions set forth in the Equity Interest Purchase Agreement, including, without limitation, approval of the transaction by a majority of the Company's shareholders entitled to vote.

The buyers consist of a group of 25 natural persons, all of whom are P.R.C. citizens, including Wen Sha, Jun Wang and Xudong Wang, managers of the Company’s subsidiaries engaged in the PHE segment of its business, and Huajuan Ai and Yingkai Wang, the Company’s Corporate Secretary and Acting Chief Accountant, respectively.  Huajuan Ai, Wen Sha, Jun Wang and Xudong Wang are also principals in Northtech Holdings Inc.  SmartHeat's subsidiaries made an application to State Administration for Industry and Commerce (“SAIC”) to register the ownership transfers as of June 30, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The consolidated interim financial information as of June 30, 2014 and for the six and three months ended June 30, 2014 and 2013, were prepared without audit, pursuant to the rules and regulations of the SEC (“Security and Exchange Commission”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP are not included. The interim consolidated financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2014, its consolidated results of operations and cash flows for the six and three months ended June 30, 2014 and 2013, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s U.S. parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Shenyang Energy, SmartHeat Trading, Ruicheng, SmartHeat Germany, SmartHeat Shenyang Heat Pump, and Heat Exchange, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation. After the sale of 40% equity interest of Taiyu, Siping, Shenyang Energy, Ruicheng and Xinrui (See Note 9) on December 30, 2013, the Company now owns 60% of Taiyu, Siping and Shenyang Energy, and 30.6% of Ruicheng, which is accounted for under the equity method of accounting.

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

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of June 30, 2014 and December 31, 2013, the Company maintained restricted cash deposit in several bank accounts for the purposes described below.

	2014	2013
	(In millions)
Support of performance guarantee	$0.46	$1.16
Support of bank acceptance	-	1.29
Support of letter of credit	0.21	0.01
Total restricted cash - current	$0.67	$2.46
Performance guarantee -- noncurrent	$0.32	$0.14

The following table presents in U.S. dollars (“USD”) the amount of cash and equivalents held by the Company as of June 30, 2014 and December 31, 2013, based on the jurisdiction of deposit. The Company’s U.S. parent holds cash and equivalents in U.S. bank accounts denominated in USD.

	United States	China	Germany	Total
June 30, 2014	$244,035	$17,767,302	$985,280	$18,996,617
December 31, 2013	$251,461	$11,326,282	$2,024,656	$13,602,399

As of June 30, 2014, Taiyu had RMB 10 million ($1.63 million) deposited in a commercial bank as an investment to the financial product with term from June 20, 2014 to July 23, 2014 and annual yield between 4.5% to 4.7% depending on CSI 300 index at the observation date.  SmartHeat Energy had RMB 45 million ($7.31 million) deposited in a commercial bank as an investment to the financial product with term from June 26, 2014 to July 28, 2014 and annual yield of 5.4%.

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $41.29 million and $48.25 million at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014 and December 31, 2013, the Company had retentions receivable from customers for product quality assurance of $3.92 and $4.44 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from 3 to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date, of the products and the number of heating seasons that the warranty period covers. The Company had allowances of $1.56 million and $0 at June 30, 2014 and December 31, 2013, respectively.

Accounts receivable is net of unearned interest of $26,413 and $26,655 at June 30, 2014 and December 31, 2013, respectively. Unearned interest is imputed interest on accounts receivable with due dates over 1 year from the invoice date discounted at the Company’s borrowing rate of 6.15% at December 31, 2012. The Company did not record additional unearned interest after December 31, 2012 due to no long-term accounts receivable.

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

Activity in the Company’s warranty reserve from January 1, 2013, to June 30, 2014, is as follows:

	2014	2013
Beginning balance	$472,558	$517,076
Provisions	406,625	331,989
Actual costs incurred	(175,030)	(376,507)
Ending balance in current liabilities (Note 13)	$560,924	$472,558

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the six months ended June 30, 2014 and 2013, were $403,917 and $238,053, respectively. R&D costs for the three months ended June 30, 2014 and 2013, were $246,546 and $115,616, respectively.

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

Sales returns and allowances were $0 for the six and three months ended June 30, 2014 and 2013. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when the service is provided. For the six months ended June 30, 2014 and 2013, revenue from after-sales services after the expiration of the warranty period was $93,784 and $129,406, respectively. For the three months ended June 30, 2014 and 2013, revenue from after-sales services after the expiration of the warranty period was $47,540 and $47,776, respectively, which was recorded in other income.

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

Basic and diluted shares outstanding are the same for the six and three months ended June 30, 2014 and 2013, because the common stock equivalent of the convertible securities outstanding, consisting of unexercised options issued to the Company’s directors and an officer, are anti-dilutive and, accordingly, were excluded from the computation of diluted loss per share. At June 30, 2014 and December 31, 2013, options to purchase 2,500 shares of common stock were outstanding and exercisable, respectively.

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

The RMB to USD exchange rates and EUR to USD exchange rates in effect as of June 30, 2014 and December 31, 2013, and the average exchange rates for the six months ended June 30, 2014 and 2013 are as following.  The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange of the People’s Republic of China (“SAFE”). The exchange rates used in translation from EUR to USD were published by OANDA Rates.

	Average Exchange Rate		Balance Sheet Date
	For the Six Months Ended		Exchange Rate
	6/30/14	6/30/13	6/30/14	12/31/13
RMB - USD	6.1180	6.2413	6.1528	6.0969

EUR - USD	0.7295	0.7616	0.7329	0.7263

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following table shows the operations of the Company's reportable segments for the six months ended June 30, 2014 and 2013, and as of June 30, 2014 and December 31, 2013, respectively.

	Six Months Ended June 30,
	2014	2013

Revenue from unaffiliated customers:
Plate heating, meters and related	$9,359,142	$11,808,874
Heat pumps and related	1,310,691	2,082,549
Consolidated	$10,669,833	$13,891,423
Loss from operations:
Plate heating, meters and related	$(3,731,906)	$(19,942,874)
Heat pumps and related	(2,493,824)	(1,866,988)
Corporation	(698,612)	(442,687)
Consolidated	$(6,924,342)	$(22,252,549)
Net loss from continuing operations before non-controlling:
Plate heating, meters and related	$(4,606,347)	$(20,406,465)
Heat pumps and related	(2,373,653)	(1,433,574)
Corporation	(525,185)	(484,359)
Consolidated	$(7,505,185)	$(22,324,398)
Depreciation and amortization:
Plate heating, meters and related	$740,608	$771,634
Heat pumps and related	242,495	234,432
Corporation	75,101	65,381
Consolidated	$1,058,204	$1,071,447
Total assets:
Plate heating, meters and related	$121,769,638	$126,673,776
Heat pumps and related	41,671,724	14,480,873
Corporation	4,099,158	4,189,018
Inter-segment elimination	(47,415,620)	(15,889,932)
Consolidated	$120,124,900	$129,453,735

The following table shows the operations of the Company's reportable segments for the three months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,
	2014	2013

Revenue from unaffiliated customers
Plate heating, meters and related	$4,974,000	$6,137,081
Heat pumps and related	735,867	1,585,911
Consolidated	$5,709,867	$7,722,992
Operating income (loss):
Plate heating, meters and related	$8,317,577	$(8,528,664)
Heat pumps and related	(1,361,240)	(641,294)
Corporation	(171,785)	(269,493)
Consolidated	$6,784,552	$(9,439,451)
Net income (loss) from continuing operations before non-controlling:
Plate heating, meters and related	$7,590,477	$(8,806,823)
Heat pumps and related	(1,307,874)	(379,331)
Corporation	58,624	(269,628)
Consolidated	$6,341,227	$(9,455,782)
Depreciation and amortization:
Plate heating, meters and related	$7,496	$388,967
Heat pumps and related	4,875	111,451
Corporation	21,514	47,236
Consolidated	$33,885	$547,654

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

As of June 30, 2014, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period, which includes the reclassification of a $2.99 million advance from customers to other payable in the balance sheet.

3. INVENTORIES

Inventories at June 30, 2014 and December 31, 2013, were as follows:

	2014	2013
Raw materials	$48,753,774	$48,258,773
Work in process	8,053,865	6,822,102
Finished goods	11,438,961	12,639,202
Total	68,246,600	67,720,077
Inventory allowance	(14,052,085)	(11,395,714)
Inventories, net	$54,194,515	$56,324,363

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptance) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with the bank or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than six months. As of June 30, 2014, the Company was contingently liable for the notes endorsed to vendors of $1.47 million.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Buildings	$4,934,937	$4,980,184
Production equipment	9,054,038	8,599,701
Office equipment	1,126,136	1,124,176
Vehicles	872,964	940,624
Total	15,988,075	15,644,685
Less: accumulated depreciation	(5,946,576)	(5,459,525)
Property & equipment, net	$10,041,499	$10,185,160

Depreciation for the six months ended June 30, 2014 and 2013, was $713,770 and $707,900, respectively. Depreciation expense for the three months ended June 30, 2014 and 2013, was $358,370 and $353,400, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at June 30, 2014 and December 31, 2013, respectively:

	2014	2013
Advance to third party companies	$12,914,392	$10,059,572
Deposit for public bids of sales contracts	767,262	758,465
Prepayment for freight, related, insurance, advertisement and consulting expenses	109,299	73,773
Other deposits	86,892	53,863
Advance to employees	519,161	926,441
Advance to unrelated individuals	323,028	-
Others	649,669	680,588
Total	15,369,703	12,552,702
Less: bad debt allowance	(11,396,825)	(9,908,180)
Other receivables (net), prepayments & deposits	$3,972,878	$2,644,522

Advance to third party companies were short-term unsecured advances to unrelated parties with payment usually due within a year and includes an advance to Siping Beifang of RMB 22.13 million ($3.60 million) that is non-interest bearing and with due date extended to September 2014.

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

SmartHeat Energy later cancelled the purchase of the land use right due to the adjustments of the overall development plan of the area by the local authority. On May 21, 2014, SmartHeat Energy and Shenyang City Development and Land Resource Bureau Economy and Technology Development Office entered into an official agreement, whereby full purchase price of the land use right will be returned to SmartHeat Energy in installments within 5 days from the effective date of the official agreement.  SmartHeat Energy will make the ownership change of the land use right upon receiving the refund from the local authority. SmartHeat Energy received accumulated amount of $14.89 million (RMB 91,622,000) as of June 30, 2014 and is in the process of title transfer, which is expected to complete by the end of 2014. Currently the land is used by the third party.

Intangible assets consisted of the following at June 30, 2014 and December 31, 2013, respectively:

	Estimated Useful Life (In years)	2014	2013
Land use rights	50	$4,111,874	$15,167,552
Know-how technology	5 – 10	903,143	911,423
Customer lists	5	212,889	214,841
Covenants not to compete	5	115,811	116,873
Software	5	459,272	680,049
Trademarks	7	295,837	298,549
Total		6,098,826	17,389,287
Less: accumulated amortization		(1,717,135)	(2,503,664)
Intangible assets, net		$4,381,691	$14,885,623

Amortization of intangible assets for the six months ended June 30, 2014 and 2013, was $269,333 and $298,209, respectively. Amortization expense of intangible assets for the three months ended June 30, 2014 and 2013, was $106,733 and $146,982, respectively. Annual amortization for the next five years from June 30, 2014, is expected to be $271,930, $234,260, $233,290, $201,430 and $167,720, and $3,273,060 thereafter.

8. CONSTRUCTION IN PROGRESS

The Company had construction in progress of $1.36 million at June 30, 2014, consisting of three ongoing projects.

1) SmartHeat Energy was building a factory for a total estimated cost of $9.00 million, of which the Company paid $0.47 million as of June 30, 2014. The Company halted construction of the factory resulting from SmartHeat Energy returning the previously purchased land use right to the local authority where the factory was being built due to the adjustment of the overall development plan of the area by the local authority (see Note 13).

2) SmartHeat Siping has a construction project of $71,000 for the laying of a foundation for its machinery installation. This foundation project will be completed in the third quarter of 2014.

3) Taiyu paid $0.83 million for equipment and installation, this project was completed in July 2013 and is in the testing stage with continuous improvements.  The Company expects to complete the testing and put into operation in the third quarter of 2014.

9. LONG TERM INVESTMENT

Prior to December 30, 2013, the Company invested $722,700 to establish XinRui. The Company owned 46% of XinRui and accounted for this investment under the equity method. On December 30, 2013, the Company sold 40% equity interest of XinRui and owns 27.6% of Xinrui after the sale (See Note 2). The investment in Xinrui after the sale was $612,808. The investment loss from XinRui was $3,829 during the six months ended June 30, 2014.

The unaudited condensed Statement of Income of XinRui for the six months ended June 30, 2014 is below:

Net revenue	$234,096
Cost of revenue	(140,279)
Gross profit	93,817
Operating expenses	105,496
Loss from operations	(11,679)
Non-operating loss	(3)
Income tax expense	(2,192)
Net loss	$(13,874)

Prior to December 30, 2013, the Company invested $771,600 for 51% of the equity in Ruicheng.  The Company sold 40% equity interest of Ruicheng on December 30, 2013, and owns 30.6% of Ruicheng after the sale (See Note 2). The investment in Ruicheng after the sale was $321,997. The investment loss from Ruicheng was $19,062 during the six months ended June 30, 2014.

The unaudited condensed Statement of Income of Ruicheng for the six months ended June 30, 2014 is below:

Net revenue	$75,127
Cost of revenue	(54,319)
Gross profit	20,808
Operating expenses	86,369
Loss from operations	(65,561)
Non-operating income	3,269
Income tax expense	-
Net loss	$(62,292)

10. MAJOR CUSTOMERS AND VENDORS

One customer accounted for 11% of total sales for the six months ended June 30, 2014.  At June 30, 2014, total receivable from the customer was $0. For the three months ended June 30, 2014, one customer accounted for 17% of total sales.

For the six months ended June 30, 2013, one customer accounted for 16% of the Company’s total sales. At June 30, 2013, the total accounts receivable from this customer was $7,364,488. For the three months ended June 30, 2013, no customer accounted for over 10% of the Company’s total sales.

For the six and three months ended June 30, 2014 and 2013, no vendors accounted for over 10% of the Company’s total purchases.

11. TAXES RECEIVABLE

Taxes receivable consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Income	$179,122	$180,764
Value-added	436,528	787,293
Other	17,756	21,578
Total	$633,406	$989,635

12. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Income	$-	$516
Value-added	5,361	160,118
Other	21,400	36,444
Total	$26,761	$197,078

13. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Advance from third parties	$3,329,957	$3,378,167
Payable to Siping Beifang	2,198,923	2,306,184
Payable for equipment purchase	328,086	322,295
Payable to employees	144,578	-
Deposit from customer	2,961,091	2,988,240
Refund of land use right purchased	4,790,279	4,627,270
Others	1,551,574	1,738,241
Warranty reserve (See Note 2)	560,924	472,558
Accrued expenses	1,666,270	1,382,051
Total	$17,531,682	$17,215,006

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

Refund of land use right previously purchased represented the refund received for the land use right SmartHeat Energy purchased in November 2010. SmartHeat Energy later cancelled the purchase due to the adjustments of the overall development plan of the area by the local authority. The local government agreed to the cancellation and refunded SmartHeat Energy $4.59 million as of December 31, 2013, and was committed to refund SmartHeat Energy the remaining purchase price.  On May 21, 2014, SmartHeat Energy and Shenyang City Development and Land Resource Bureau Economy and Technology Development Office entered into an official agreement, whereby full purchase price of the land use right will be returned to SmartHeat Energy in installments within 5 days from the effective date of the official agreement.  SmartHeat Energy will make the ownership change of the land use right upon receiving the refund from the local authority. As of June 30, 2014, SmartHeat Energy received a total of $14.89 million (RMB 91,622,000), of which, $4.79 million was the amount received in excess of the amount paid to acquire land use right. The local government has not yet made qualitative determination about the excess amount and until such time that SmartHeat Energy receives further information, the excess amount from the refund of land use right will be recorded as other payable. The land use right title transfer is expected to complete by the end of 2014. Currently the land is used by the third party.

Others represented payables for the Company’s certain construction and installation projects, and miscellaneous expenses including postage, business insurance, employee benefits, project bidding fee, and medical insurance, etc. Accrued expenses mainly consisted of accrued property and land rental fee of $0.91 million, accrued payroll of $0.41 million, accrued welfare, interest and utility.  The accrued rental of $0.91 million represented the office and factory lease of HeatPump from Shenyang Economic and Technological Development Zone State-owned Assets Management Co., Ltd, whom is the minority shareholder of HeatPump, there was no contract for the lease and the lease was on month-to-month basis.

14. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued by a bank. The Company deposited a portion of the acceptance amount into the bank as collateral. The terms of the notes range from 3-6 months and bear no interest. At June 30, 2014 and December 31, 2013, the Company deposited $0 million and $1.29 million with the bank as restricted cash for the bank issuing the notes (See note 2). The restricted cash is refundable when the notes are repaid.

15. LOANS PAYABLE

Short-Term Bank Loans

The Company was obligated for the following short-term loans as of June 30, 2014 and December 31, 2013:

	2014	2013	Subsidiary obligated
From a commercial bank in the PRC for RMB 7,200,000 entered into on February 20, 2014.The loan bore interest at 6% with maturity on February 19, 2015.	$1,170,199	$-	Taiyu
From a commercial bank in the PRC for RMB 2,640,565 entered into on January 3, 2014. The loan bore interest at 6.22% with maturity on July 29, 2014. This loan was pledged by the Taiyu’s accounts receivable. The loan was paid in full at maturity.	429,165	-	Taiyu
From a commercial bank in the PRC for RMB 7,935,243 entered into on January 3, 2014. The loan bore interest at 6.22% with maturity on July 29, 2014. The loan was pledged by the Taiyu’s accounts receivable. The loan was paid in full at maturity.	1,289,696	-	Taiyu
From a commercial bank in the PRC for RMB 16,080,000 entered into on January 16, 2014. The loan bore interest at 6.22% with maturity on August 8, 2014. The loan was pledged by Taiyu’s accounts receivable. The loan was paid in full at maturity.	2,613,444	-	Taiyu
From a commercial bank in the PRC for RMB 4,685,723 entered into on January 22, 2014. The loan bore interest at 6.22% with maturity on August 20, 2014. The loan was pledged by Taiyu’s accounts receivable. The loan was paid in full at maturity.	761,559	-	Taiyu
From a commercial bank in the PRC for RMB 5,377,441 entered into on January 22, 2014. The loan bore interest at 6.22% with maturity on August 20, 2014. The loan was pledged by the Taiyu’s accounts receivable. The loan was paid in full at maturity.	873,983	-	Taiyu
From a commercial bank in the PRC for RMB 13,344,190 entered into on June 26, 2012. The loan bore interest at 6.16% with maturity on January 18, 2014. The loan was repaid at maturity.	-	2,188,684	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 30, 2012. The loan bore interest at 7.87% with maturity on November 22, 2014. The loan was guaranteed by Taiyu.	1,625,277	1,640,178	Siping
From a commercial bank in the PRC for RMB 40,000,000 entered into on March 11, 2013. The loan bore interest at 6.60% with maturity on March 10, 2014. The loan was guaranteed by Siping, HeatPump and management of Chinese subsidiaries. This loan was repaid at maturity.	-	6,560,711	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on May 21, 2013. The loan bore interest at 6.60% with maturity on May 20, 2014. This loan was repaid at maturity.	-	1,640,178	Taiyu
From a commercial bank in the PRC for RMB 5,000,000 entered into on August 29, 2013. The loan bore interest at 7.20% with maturity on August 29, 2014. The loan was guaranteed by Taiyu. This loan was repaid at maturity.	812,638	820,089	Siping
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 4, 2013. The loan bore interest at 7.20% with maturity on September 4, 2014. The loan was guaranteed by Taiyu.	812,638	820,089	Siping
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 8, 2013. The loan bore interest at 6.90% with maturity on August 7, 2014. The loan was paid in full at maturity.	4,875,829	4,920,533	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on September 18, 2013. The loan bore interest at 6.0% with maturity on September 17, 2014. This loan was pledged by Taiyu’s accounts receivable.	1,609,023	1,623,776	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on October 11, 2013. The loan bore interest at 6.0% with maturity on October 10, 2014. This loan was pledged by Taiyu’s accounts receivable.	1,609,023	1,623,776	Taiyu
From a commercial bank in the PRC for RMB 16,000,000 entered into on July 10, 2013. The loan bore interest at 6.0% with maturity on January 9, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	-	2,624,285	Taiyu
From a commercial bank in the PRC for RMB 36,000,000 entered into on April 23, 2014. The loan bore interest at 7.2% with maturity on April 22, 2015. This loan was pledged by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries.	5,850,995	-	Taiyu
From a commercial bank in the PRC for RMB 4,000,000 entered into on April 23, 2014. The loan bore interest at 7.2% with maturity on April 22, 2015. This loan was pledged by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries.	650,111	-	Taiyu
TOTAL	$24,983,580	$24,462,299

The banks sometimes require loan guarantee provided by a third party to the Company, the third party loan guarantor was Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee of RMB 46 million ($7.32 million). The guarantee is for the loans entered from February 20, 2012 to August 16, 2013, with the guarantee length equal to the loan term; the guarantee service was extended for the loans entered or will be entered from September 18, 2013 to September 12, 2014 with the guarantee length equal to the loan term, the maximum guarantee amount was revised to RMB 44 million ($7.05 million).  The Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB 20 million ($3.18 million) to Liaoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee is for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company does not require Guorui to pay any guarantee fees.  The Company did not extend the guarantee term for Guorui after January 11, 2013.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.  As of June 30, 2014 and December 31, 2013, the Company did not have any loan guarantees from Liaoning Wugang.

Holding Company Credit Agreement – Credit Line Payable

On July 27, 2012, the Company, entered into a secured, revolving credit facility under the terms of a Secured Credit Agreement (the “Credit Facility” or the “Credit Agreement”) with Northtech Holdings Inc., a British Virgin Islands business corporation (“Northtech”), owned by certain members of the Company’s former management, James Wang, Rhett Wang and Wen Sha. Jane Ai, the Company’s Corporate Secretary is also a part owner of Northtech. As amended on December 21, 2012, the Credit Facility provides for borrowings of up to $2.5 million.

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

On December 21, 2012, the Company’s BOD approved the issuance of 1,300,000 Restricted Shares of Common Stock to Northtech in cancellation of $1,301,300 of indebtedness under the Credit Facility.  The balance owing to Northtech under the Credit Agreement as of June 30, 2014 and December 31, 2013 was $2,149,335 and $1,396,378, respectively, and was recorded as a noncurrent obligation under ASC 470-10-45-12 through ASC 470-10-45-14 due to the Note being secured by 55% of the equity interest in each of HEAT PHE Inc. and HEAT HP Inc., and the Company’s option to repay the note by issuance of the Company’s shares.

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

Long-Term Bank Loan

Taiyu entered into a long-term loan of $2,112,859 (RMB 13 million) with China Construction Bank on November 30, 2013 with maturity on November 29, 2015. The interest rate for the loan is variable currently at 6.46%, and to be paid on the 20th of each month. This loan is guaranteed by Taiyu’s building and land.

16. DEFERRED TAX ASSET (LIABILITY)

Deferred tax asset (liability) represented differences between the tax bases and book bases of property and equipment and intangible assets arising from the acquisition of SanDeKe and SmartHeat Pump, and bad debt allowance and provision of inventory impairment booked by the Company which was not allowed per tax purpose. As of June 30, 2014 and December 31, 2013, deferred tax asset (liability) consisted of the following:

	2014	2013
Deferred tax asset - current (bad debt allowance for accounts receivable)	$6,528,146	$7,715,041
Deferred tax asset - current (bad debt allowance to retention receivable)	257,679	-
Deferred tax asset - current (inventory allowance)	2,903,505	2,321,878
Deferred tax asset – current (bad debt allowance for other receivables)	2,356,665	2,099,125
Deferred tax asset – current (allowance for advance to supplier)	421,520	398,224
Deferred tax asset – current (reserve for warranty)	90,640	75,808
Deferred tax asset – noncurrent (NOL)	2,642,802	2,464,239
Less: valuation allowance	(15,200,957)	(15,074,315)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$(91,419)	$(17,177)

17. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.  The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

SmartHeat, the parent company, was incorporated in the U.S. and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $7.77 million at June 30, 2014, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for the six months ended June 30, 2014 and 2013:

	2014	2013
U.S. statutory tax (benefit) rates	(34.0)%	(34.0)%
Tax rate difference	8.3%	8.9%
Effect of tax holiday	3.8%	2.9%
Other	(0.1)%	-%
Valuation allowance	23.0%	22.0%
Tax benefit per financial statements	1.0%	(0.2)%

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for the three months ended June 30, 2014 and 2013:

	2014	2013
U.S. statutory tax (benefit) rates	34.0%	(34.0)%
Tax rate difference	(9.0)%	8.7%
Effect of tax holiday	(12.2)%	8.0%
Other	(0.1)%	-%
Valuation allowance	(11.3)%	17.1%
Tax benefit per financial statements	1.4%	(0.2)%

The income tax (benefit) for the six months ended June 30, 2014 and 2013, consisted of the following:

	2014	2013
Income tax expense (benefit) - current	$672	$(1,549)
Income tax expense (benefit) - deferred	74,821	(43,451)
Total income tax expense (benefit), net	$75,493	$(45,000)

The income tax (benefit) for the three months ended June 30, 2014 and 2013, consisted of the following:

	2014	2013
Income tax expense - current	$1,058	$(1,794)
Income tax expense (benefit) - deferred	88,971	(20,762)
Total income tax expense (benefit), net	$90,029	$(22,556)

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the board of directors for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment and Ruicheng were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. As of June 30, 2014, the Company met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40.00 million in registered capital by April 2015 (See note 20).

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

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	3,500	97.80	1.65
Exercisable at January 1, 2013	3,500	97.80	1.65
Granted	-	-	-
Exercised	-	-	-
Forfeited	1,000	46.00	-
Outstanding at December31, 2013	2,500	118.5	1.34
Exercisable at December31, 2013	2,500	118.5	1.34
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at June 30, 2014	2,500	$118.5	0.58
Exercisable at June 30, 2014	2,500	$118.5	0.58

There were no options exercised during the six and three months ended June 30, 2014 and 2013. The Company recorded $0 as compensation expense for stock options during the six and three months ended June 30, 2014 and 2013.

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

On September 17, 2013, the Company’s BOD approved the issuance of 100,000 restricted shares of common stock to Northtech for their consent to the Company to enter into an Equity Interest Purchase Agreement as contemplated by the stalking horse proposal and approved by the Company’s Board. The stock price on the approval date was $0.30, the fair value of the shares issued was $30,000. Under the terms of the Equity Interest Purchase Agreement, the buyers agreed to purchase 40% of the Company’s equity interests in the following PHE segment subsidiaries: Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng, and XinRui (collectively, the “Target Companies”).  The purchase price was RMB 5,000,000 ($801,000), was paid by the buyers on December 30, 2013.

On March 27, 2014, The Compensation Committee of the Board approved to grant certain individuals the Company’s common stock in recognition of their valuable services to the Company and its subsidiaries in 2013. The individual and number of shares granted is as follows: 100,000 shares to Oliver Bialowons, 50,000 shares to Huajun Ai, 50,000 shares to Xudong Wang and 50,000 shares to Kenneth Scipta. The stock price was $0.15 on grant date, and the FV of the shares granted at the grant date was $37,500 and was recorded as shares to be issued.

On March 27, 2014, the BOD approved the Company’s request to Northtech for extending the maturity date on the Credit Agreement from April 30, 2014 to January 3, 2015, and pay the extension fee of 4% of the credit line amount of $2.5 million by issuing 200,000 shares of its common stock to Northtech at $0.50 per share. The FV of 200,000 shares was $30,000 and the Company recognized $70,000 gain from such stock issuance.

20. COMMITMENTS

Lease Agreements

The Company leased offices for its sales representative in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the six months ended June 30, 2014 and 2013, was $199,574 and $250,912, respectively. Rental expense for the three months ended June 30, 2014 and 2013, was $115,396 and $118,553, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy, a wholly owned subsidiary in Shenyang with registered capital of $30 million, subsequently satisfied out of the registered capital of SmartHeat Investment, for the research, development, manufacturing and sale of energy products. As of June 30, 2014, the Company is committed to contributing the remaining $40 million in registered capital to SmartHeat Investment by April 2015. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date.

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

As of June 30, 2014, the Company owed $75,000 to Nimbus, which was included in other payable.

21. CONTINGENCIES

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

Legal Proceedings

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption  Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , SmartHeat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice. On August 6, 2014, the lead plaintiffs once again filed a motion for class certification, which we will be opposing. Discovery is also proceeding. The pleadings and court orders are publicly available. We intend to vigorously defend this action, as we believe the allegations against us are without merit.

22. PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2013, the Company, closed the transaction contemplated by the Equity Interest Purchase Agreement dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries: SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang Energy Equipment) Co. Ltd.; Hohot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company (collectively, the “Target Companies”). The purchase price was RMB 5,000,000.  Hohot Ruicheng Technology Co., Ltd. was 51% owned and Urumchi XinRui Technology Limited Liability Company (“XinRui”) was 46% owned by SmartHeat US parent company prior to 40% equity interest sell.

On March 27, 2014, the buyers exercised their option to purchase an additional 40% equity interest in the Target Companies for an additional purchase price of RMB 6,000,000. The Company will seek the approval of its shareholders prior to completing the sale. As of June 30, 2014, the Company evaluated it is highly probably the shareholders will approve the additional 40% equity sale, and accordingly, the pro forma consolidated financial statements reflecting the total of 80% equity interest sale of Target Companies were presented as following.

The following pro forma consolidated statements of operations present the SmartHeat Inc. for the six and three months ended June 30, 2014 and 2013, as if the 80% equity sale occurred on January 1, 2013, and January 1, 2014, for the purpose of the statements of operations, respectively. The accompanying pro forma consolidated balance sheet presents the accounts of SmartHeat Inc. as if the 80% equity sale occurred on June 30, 2014.  The 80% equity sales results in deconsolidation of disposed entities and the remaining  20% investment in these entities is accounted for under  equity method of accounting (ASC Topic 323-10-15) as a result of SmartHeat Inc. having significant influence over the disposed entities’ operational and financial policies..

SMARTHEAT INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEETS
REFLECTING THE SALE OF CERTAIN ENTITIES OF PHE SEGMENT

	AS OF JUNE 30, 2014
	Company Historical (1)	Sales of PHE segment (2)	Pro Forma adjustments		Company Pro Forma

ASSETS

CURRENT ASSETS
Cash & equivalents	$18,996,617	$15,470,662	$-		$3,525,955
Restricted cash	670,830	426,713			244,117
Accounts receivable, net	15,099,549	18,910,294	5,824,393	a	2,013,648
Retentions receivable, net	2,597,790	2,539,455			58,335
Advances to suppliers, net	5,018,613	3,319,356			1,699,257
Other receivables (net), prepayments and deposits	3,972,878	28,060,221	39,106,268	a, b	15,018,925
Inventories, net	54,194,515	46,604,713			7,589,802
Taxes receivable	633,406	604,594			28,812
Notes receivable - bank acceptances	683,906	460,660			223,246

Total current assets	101,868,104	116,396,668	44,930,661		30,402,097

NONCURRENT ASSETS
Long term investment	912,044	-	11,770,769	b	12,682,813
Restricted cash	316,899	304,485			12,414
Advance to supplier for equipment	1,241,933	1,241,933			-
Construction in progress	1,362,730	1,362,730			-
Property and equipment, net	10,041,499	8,581,833			1,459,666
Intangible assets, net	4,381,691	3,738,189			643,502

Total noncurrent assets	18,256,796	15,229,170	11,770,769		14,798,395

TOTAL ASSETS	$120,124,900	$131,625,838	$56,701,431		$45,200,493

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,626,668	$7,538,394	$5,824,393	a	$4,912,667
Advance from customers	2,744,657	2,077,258			667,399
Taxes payable	26,761	19,502			7,259
Accrued liabilities and other payables	17,531,682	31,100,294	38,514,800	a	24,946,188
Notes payable - bank acceptances	-	-			-
Loans payable	24,983,580	24,983,580			-

Total current liabilities	51,913,348	65,719,028	44,339,192		30,533,512

CREDIT LINE PAYABLE	2,149,335	-			2,149,335

LONG-TERM LOAN	2,112,859	2,112,859			-

DEFERRED TAX LIABILITY	91,419	-			91,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock	6,583	-			6,583
Paid-in capital	81,733,320	53,849,023	62,001,549	b	89,885,846
Statutory reserve	5,389,057	4,608,375			780,682
Accumulated other comprehensive income	8,385,003	6,904,897	(383,697)	a	1,096,409
Accumulated deficit	(57,812,734)	(27,508,314)	(49,255,614)		(79,560,034)

Total Company stockholders' equity	37,701,229	37,853,981	12,362,238		12,209,486

NONCONTROLLING INTEREST	26,156,710	25,939,970			216,740

TOTAL EQUITY	63,857,939	63,793,951	12,362,238		12,426,226

TOTAL LIABILITIES AND EQUITY	$120,124,900	$131,625,838	$56,701,431		$45,200,493

(a) Includes the inter-company transactions between disposed entities and other subsidiaries of SmartHeat Inc.
(b) Reflects the sale of 80% equity interest, and loss on sale; equity method accounting applied after the sale of total 80% equity interest of Taiyu, Siping, SmartHeat Energy, Ruicheng and XinRui.

SMARTHEAT INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
REFLECTING THE SALE OF CERTAIN ENTITIES OF PHE SEGMENT

	SIX MONTHS ENDED JUNE 30, 2014
	Company Historical (1)	Sales of PHE segment (2)	Pro Forma adjustments		Company Pro Forma

Net sales	$10,669,833	$9,758,593	$710,191	a	$1,621,431
Cost of goods sold	12,701,080	11,597,686	710,191	a	1,813,585

Gross loss	(2,031,247)	(1,839,093)	-		(192,154)

Operating expenses
Selling	3,523,056	2,733,056			790,000
General and administrative	4,661,513	2,451,050			2,210,463
Provision for bad debts	(3,399,744)	(3,688,822)			289,078
Provision for advance to supplier	108,270	83,740			24,530

Total operating expenses	4,893,095	1,579,024			3,314,071

Loss from operations	(6,924,342)	(3,418,117)			(3,506,225)

Non-operating income (expenses)
Investment loss	(22,891)	(22,891)	(849,243)	b	(849,243)
Interest income	64,583	54,813			9,770
Interest expense	(857,146)	(771,993)			(85,153)
Financial expense	(276,171)	(227,835)			(48,336)
Gain on issuance of stock	70,000	-			70,000
Foreign exchange transaction gain	5,550	5,550			-
Other income, net	510,725	134,256			376,469

Total non-operating expenses, net	(505,350)	(828,100)			(526,493)

Loss before income tax	(7,429,692)	(4,246,217)			(4,032,718)
Income tax expense	75,493	-			75,493

Net loss before noncontrolling interest	(7,505,185)	(4,246,217)			(4,108,211)
Less: loss attributable to noncontrolling interest	(1,684,289)	(1,654,200)			(30,089)

Net loss to SmartHeat Inc.	(5,820,896)	(2,592,017)			(4,078,122)

Basic and diluted weighted average shares outstanding	6,364,338				6,364,338

Basic and diluted loss per share	$(0.91)				$(0.64)

(a) Includes the inter-company sales between disposed entities and other subsidiaries of SmartHeat Inc.
(b) Includes investment loss from equity method investees.

SMARTHEAT INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
REFLECTING THE SALE OF CERTAIN ENTITIES OF PHE SEGMENT

	SIX MONTHS ENDED JUNE 30, 2013
	Company Historical (1)	Sales of PHE segment (2)	Pro Forma adjustments		Company Pro Forma

Net sales	$13,891,423	$11,991,263	$869,450	a	$2,769,610
Cost of goods sold	14,265,228	9,049,804	869,450	a	6,084,874

Gross profit (loss)	(373,805)	2,941,459	-		(3,315,264)

Operating expenses
Selling	3,242,531	2,311,227			931,304
General and administrative	4,818,674	14,777,592			(9,958,918)
Provision for bad debts	12,287,944	734,665			11,553,279
Provision for advance to supplier	1,529,595	2,383,389			(853,794)

Total operating expenses	21,878,744	20,206,873			1,671,871

Loss from operations	(22,252,549)	(17,265,414)			(4,987,135)

Non-operating income (expenses)
Investment income (loss)	39,345	39,345	(3,545,777	b	(3,545,777)
Interest income	28,975	22,901			6,074
Interest expense	(772,242)	(757,611)			(14,631)
Financial expense	(150,341)	(49,295)			(101,046)
Foreign exchange transaction gain	3,339	3,345			(6)
Loss on sale of equity interest	-	-	(50,737,017	c	(50,737,017)
Other income, net	734,075	277,844			456,231

Total non-operating expenses, net	(116,849)	(463,471)			(53,936,172)

Loss before income tax	(22,369,398)	(17,728,885)			(58,923,307)
Income tax benefit	(45,000)	-			(45,000)

Net loss before noncontrolling interest	(22,324,398)	(17,728,885)			(58,878,307)
Less: loss attributable to noncontrolling interest	(47,297)	(37,268)			(10,029)

Net loss to SmartHeat Inc.	(22,277,101)	(17,691,617)			(58,868,278)

Basic and diluted weighted average shares outstanding	5,733,399				5,733,399

Basic and diluted loss per share	$(3.89)				$(10.27)

(a) Includes the inter-company sales between disposed entities and other subsidiaries of SmartHeat Inc.
(b) Includes investment loss from equity method investees.
(c) Reflects the sale of 80% equity interest and loss on  sale; equity method accounting applied after the sale of total 80% equity interest of Taiyu, Siping, SmartHeat Energy, Ruicheng and XinRui.

SMARTHEAT INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
REFLECTING THE SALE OF CERTAIN ENTITIES OF PHE SEGMENT

	THREE MONTHS ENDED JUNE 30, 2014
	Company Historical (1)	Sales of PHE segment (2)	Pro Forma adjustments		Company Pro Forma

Net sales	$5,709,867	$5,015,289	$101,503	a	$796,081
Cost of goods sold	7,337,123	6,511,501	101,503	a	927,125

Gross loss	(1,627,256)	(1,496,212)	-		(131,044)

Operating expenses
Selling	1,956,545	1,526,645			429,900
General and administrative	1,747,185	1,028,093			719,092
Provision for bad debts	(12,149,019)	(12,426,875)			277,856
Provision for advance to supplier	33,480	24,677			8,803

Total operating income	(8,411,808)	(9,847,460)			1,435,652

Income from operations	6,784,552	8,351,248			(1,566,696)

Non-operating income (expenses)
Investment (loss) income	(19,282)	(19,282)	1,538,215	b	1,538,215
Interest income	36,900	30,172			6,728
Interest expense	(488,004)	(438,080)			(49,924)
Financial expense	(224,035)	(195,119)			(28,916)
Gain on issuance of stock	70,000	-			70,000
Foreign exchange transaction gain	2,151	2,151			-
Other income, net	268,974	(40,014)			308,988

Total non-operating expenses, net	(353,296)	(660,172)			1,845,091

Income before income tax	6,431,256	7,691,076			278,395
Income tax expense	90,029	-			90,029

Net income before noncontrolling interest	6,341,227	7,691,076			188,366
Less: income attributable to noncontrolling interest	3,086,178	3,102,197			(16,019)

Net income to SmartHeat Inc.	3,255,049	4,588,879			204,385

Basic and diluted weighted average shares outstanding	6,579,003				6,579,003

Basic and diluted earnings per share	$0.49				$0.03

(a) Includes the inter-company sales between disposed entities and other subsidiaries of SmartHeat Inc.
(b) Includes investment income from equity method investees.

SMARTHEAT INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
REFLECTING THE SALE OF CERTAIN ENTITIES OF PHE SEGMENT

	THREE MONTHS ENDED JUNE 30, 2013
	Company Historical (1)	Sales of PHE segment (2)	Pro Forma adjustments		Company Pro Forma

Net sales	$7,722,992	$6,434,153	$820,348	a	$2,109,187
Cost of goods sold	5,320,037	751,453	820,348	a	5,388,932

Gross profit	2,402,955	5,682,700	-		(3,279,745)

Operating expenses
Selling	1,546,589	1,167,747			378,842
General and administrative	2,482,031	5,435,742			(2,953,711)
Provision for bad debts	7,524,870	7,517,482			7,388
Provision for advance to supplier	288,916	223,554			65,362

Total operating expenses	11,842,406	14,344,525			(2,502,119)

Loss from operations	(9,439,451)	(8,661,825)			(777,626)

Non-operating income (expenses)
Investment income (loss)	38,784	38,784	(1,785,423)	b	(1,785,423)
Interest income	13,585	11,169			2,416
Interest expense	(428,431)	(417,472)			(10,959)
Financial expense	(87,442)	(42,302)			(45,140)
Foreign exchange transaction gain	840	846			(6)
Loss on sale of equity interest	-	-	(50,737,017)	c	(50,737,017)
Other income, net	423,777	143,683			280,094

Total non-operating expenses, net	(38,887)	(265,292)			(52,296,035)

Loss before income tax	(9,478,338)	(8,927,117)			(53,073,661)
Income tax benefit	(22,556)	-			(22,556)

Net loss before noncontrolling interest	(9,455,782)	(8,927,117)			(53,051,105)
Less: loss attributable to noncontrolling interest	(2,555)	(40)			(2,515)

Net loss to SmartHeat Inc.	(9,453,227)	(8,927,077)			(53,048,590)

Basic and diluted weighted average shares outstanding	5,733,399				5,733,399

Basic and diluted loss per share	$(1.65)				$(9.25)

(a) Includes the inter-company sales between disposed entities and other subsidiaries of SmartHeat Inc. (b) Includes investment loss from equity method investees.
(c) Reflects the sale of 80% equity interest and loss on sale; equity method accounting applied after the sale of total 80% equity interest of Taiyu, Siping, SmartHeat Energy, Ruicheng and XinRui.

23. SUBSEQUENT EVENT

On July 14, 2014, the Company entered the third amendment to the Credit Agreement with Northtech, the Amendment modifies the definition of “Average Share Price” in the Credit Agreement to decrease the minimum and maximum values for the “Average Share Price,” by 20% each from $0.50 to $0.40 and from $3.50 to $2.80, respectively.  The Amendment also increases the maximum line which may be borrowed under the Credit Agreement from $2,500,000 to $3,250,000 and extends the maturity date for amounts borrowed from April 30, 2014 to October 31, 2015.

Pursuant to the terms of the Amendment, the Company extended the Initial Maturity Date by a payment to Northtech of an extension fee of 4% of the Maximum Line under the Credit Agreement. Northtech agreed to the extension of the maturity in consideration of an extension fee of 200,000 Restricted Shares of the Company’s Common Stock at $0.50 per share issued on July 22, 2014. The fair value of 200,000 shares on July 22, 2014 was $40,000.

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

In response to inflationary concerns, the PRC government tightened fiscal policies beginning in 2011 that contributed to a slowdown in many sectors of China’s economy and restricted bank lending practices. China’s economy continues the growing at a very slow pace. Historically, approximately 40% of our customers, representing the majority of our total sales, consist of state-owned enterprises in China. Many of these customers, the majority of which are real estate developers, encountered difficulties in recent years in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our products. These conditions continued into 2014. Accordingly, the continued deflationary policy of the PRC government affected the number of new sales of our PHEs and PHE Units as certain state-owned enterprises deferred bidding for new projects because of their working capital difficulties or abandoned existing projects. The decline in new projects among state-owned enterprises and increased peer competition contributed to a decline in sales of our PHEs and PHE Units in 2011 through the first quarter of 2014. We also canceled contracts in 2011 with certain of these state-owned customers that were unable to make payments or that had requested adjustments to their payment terms in response to their financial difficulties. Although these events caused a decrease in our sales in 2011 through the first quarter of 2014, a portion of the canceled year 2011 PHE and PHE Unit orders were reinstated in 2012, and additional orders and contracts that were canceled or partially delayed are performed in 2013 and first half of 2014, which reduced the impact of the drop in our sales over the long term. Furthermore, the PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, which we believe will continue to drive demand for our clean technology heat transfer products.

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

The economic conditions our subsidiaries faced in recent years, made it impossible for our subsidiaries to pay dividends to our U.S. parent company, which is dependent upon such dividends to meet its financial obligations.  Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as detailed in Note 18 to our financial statements. As a result, we sought alternative sources of capital for our U.S. parent company. On July 27, 2012, we entered into a secured, revolving credit facility with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha.  Jane Ai, our Corporate Secretary, is also a part owner of Northtech.  As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed maturing on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we repaid $1,300,000 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders. On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, we entered into second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10% annually, compounded quarterly, effective January 1, 2013.   On March 26, 2014, we gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 31, 2015. On July 14, 2014, we entered the third amendment to the Credit Agreement with Northtech, the Amendment modifies the definition of “Average Share Price” in the Credit Agreement to decrease the minimum and maximum values for the “Average Share Price,” by 20% each from $0.50 to $0.40 and from $3.50 to $2.80, respectively.  The Amendment also increases the maximum line which may be borrowed under the Credit Agreement from $2,500,000 to $3,250,000 and extends the maturity date for amounts borrowed from April 30, 2014 to January 31, 2015.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances of $41.29 million and $48.25 million at June 30, 2014 and December 31, 2013, respectively.

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

We charge for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. We recognize such revenue when service is provided. For the six months ended June, 2014 and 2013, revenue from after-sales services after the expiration of the warranty period was $93,784 and $129,406, respectively. For the three months ended June 30, 2014 and 2013, revenue from after-sales services after the expiration of the warranty period was $47,540 and $47,776, respectively.

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

Results of Operations

Six months ended June 30, 2014 Compared to the Six months ended June 30, 2013

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$10,669,833		$13,891,423
Cost of sales	12,701,080	119%	14,265,228	103%
Gross loss	(2,031,247)	(19)%	(373,805)	(3)%
Operating expenses	4,893,095	46%	21,878,744	157%
Loss from operations	(6,924,342)	(65)%	(22,252,549)	(160)%
Non-operating expenses, net	(505,350)	(5)%	(116,849)	(1)%
Income tax expense (benefit)	75,493	1%	(45,000)	(0.3)%
Noncontrolling interest	(1,684,289)	(16)%	(47,297)	(0.3)%
Net Loss to SmartHeat Inc.	$(5,820,896)	(55)%	$(22,277,101)	(160)%

The following table sets forth the results of our operations for our PHE and heat meter segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$9,359,142		$11,808,874
Cost of sales	11,274,378	120%	12,675,200	107%
Gross loss	(1,915,236)	(20)%	(866,326)	(7)%
Operating expenses	1,816,667	19%	19,076,548	162%
Loss from operations	(3,731,903)	(40)%	(19,942,874)	(169)%
Non-operating expenses, net	(771,406)	(8)%	(475,961)	(4)%
Income tax expense (benefit)	103,037	1%	(12,370)	(0.1)%
Noncontrolling interest	(1,654,200)	(18)%	(37,268)	(0.3)%
Net Loss to SmartHeat Inc.	$(2,952,146)	(32)%	$(20,369,197)	(172)%

The following table sets forth the results of our operations for our HP segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.
	2014		2013
	$	% of Sales	$	% of Sales
Sales	$1,310,691		$2,082,549
Cost of sales	1,426,703	109%	1,590,028	76%
Gross profit (loss)	(116,012)	(9)%	492,521	24%
Operating expenses	2,377,813	181%	2,359,509	113%
Loss from operations	(2,493,825)	(190)%	(1,866,988)	(90)%
Non-operating income, net	92,599	7%	400,784	19%
Income tax benefit	(27,574)	(2)%	(32,631)	(2)%
Noncontrolling interest	(30,089)	(2)%	(10,029)	(0.5)%
Net Loss to SmartHeat Inc.	$(2,343,563)	(179)%	$(1,423,544)	(68)%

Sales. Net sales in the six months ended June 30, 2014, were $10.67 million, consisting of $3.13 million for PHEs, $5.74 million for PHE Units, $0.49 million for heat meters and $1.31 million for HPs, while net sales in the six months ended June 30, 2013, were $13.89 million, consisting of $4.49 million for PHEs, $6.93 million for PHE Units, $0.39 million for heat meters and $2.08 million for HPs, an overall decrease of $3.22 million or 23%. The 23% decrease in total revenue was due primarily to the decrease in sales of PHE units in the six months ended June 30, 2014, compared to the same period of 2013. However, sales of heat meters increased 26% in the six months ended June 30, 2014 compared to the same period of 2013.  The overall slow-down of the PRC economy and tight fiscal policy including restricted lending practice continued in 2014, which caused decline in new projects among state-owned enterprises and increased peer competition, despite a portion of the previously canceled or delayed orders were reinstated and performed in the six months ending June 30, 2014, we obtained less new sales contracts in 2013 and 2014 for PHE unit which is more commonly used in real estate industry; the real estate industry is very slow in PRC in recent years with supply outpacing demand, decreased newly constructed properties put into market, and decreased trading volumes resulting from slow PRC economy, government control on real estate price increasing and tight bank lending policies.

We have a review process for approving each sales contract, including sales price. Sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending primarily on each customer’s specific requirements and our negotiation of the contract amount and term.

Cost of Sales. Cost of sales (“COS”) was $12.70 million in the six months ended June 30, 2014, compared to $14.27 million in the same period of 2013, a decrease of $1.56 million or 12%. The decrease in our COS is attributable to a decreased inventory impairment provision. We reserved $2.78 million for inventory impairment provision for PHEs and PHE Units during the six months ended June 30, 2014, compared with $4.19 million for the same period of 2013.  COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 37% of total cost, while factory overhead cost was 56% and labor was 7% during the six months ended June 30, 2014, as compared to 69%, 23% and 8%, respectively, for the same period of 2013.  Our materials cost as a percentage of total costs decreased to 37% from 69% as a result of decreased raw material price. Our products are custom-made; the raw material price varies based on the place of origin, which was chosen at customers’ choice. The COS as a percentage of sales was 119% in the six months ended June 30, 2014 compared with 103% for the same period of 2013 due to increased factory overhead cost by $1.3 million despite decreased raw material cost.

We performed an inventory impairment assessment as of June 30, 2014 and December 31, 2013, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment provision of $14,052,085 and $11,395,714 as of June 30, 2014 and December 31, 2013, respectively.

Gross Loss. Gross loss was $2.03 million in the six months ended June 30, 2014, compared to $0.37 million in the same period of 2013. Gross margin was (19)% and (3)% for the six months ended June 30, 2014 and 2013 respectively. The increase in loss margin in the six months ended June 30, 2014 was primarily due to decreased sales.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $4.89 million in the six months ended June 30, 2014, compared to $21.88 million in the same period of 2013, a decrease of $16.99 million or 78%. Operating expenses as a percentage of sales were 46% in the six months ended June 30, 2014, compared to 157% in the same period of 2013. The decrease in operating expenses was mainly due to a reversal for the provision for bad debts of $(3.40) million and general and administrative expense of $4.66 million for the six months ended June 30, 2014, compared with$12.29 million provision for bad debts and $4.82 million general and administrative expense for the six months ended June 30, 2013.

We recorded a reversal of bad debt allowance of $(4.97) million for accounts and retention receivable (consisting of $(5.19) million for reversal of bad debt allowance for PHEs and related products and $0.22 bad debt allowance for HPs and related products), $1.57 million for bad debt allowance for other receivables (consisting of $1.42 million for PHEs and related products and $0.15 for HPs and related products), and $108,270 for allowance for advances to suppliers (consisting of $83,740 for PHEs related and $24,530 for HPs related), respectively, for the six months ended June 30, 2014, compared with $6.45 million for bad debt allowance for accounts receivable (consisting of $6.26 million for PHEs and related products and $0.19 million for HPs and related products), $5.84 million for bad debt allowance for other receivables (consisting of $5.81 million for PHEs and related products and $27,960 for HPs and related products ), and $1.53 million for allowance for advance to suppliers (consisting of $1.45 million for PHEs related and $83,140 for HPs related ), respectively, for the six months ended June 30, 2013. The reversal of provision for bad debt allowance for accounts receivables was primarily due to our accounting policy on bad debt reserves, which we will adjust from time to time. Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due. We believe the stringent fiscal policy impacting our customers in China will be temporary and the expansion and training of our marketing team and other employees will increase sales and improve the efficiency of our operations.

Non-operating expenses, net. Our net non-operating expenses for the six months ended June 30, 2014 was $0.51 million compared to $0.12 million for the same period of 2013, an increase of expenses of $0.39 million or 332%. The increase in non-operating expenses was due mainly to increased interest expense of $857,146 for the six months ended June 30, 2014, compared with $772,242 for the same period of 2013, and decreased net other income of $510,725 for the six months ended June 30, 2014, compared with $734,075 for the same period of 2013.  The net other income of $510,725 for the six months ended June 30, 2014 mainly consisted of income (net), from selling of raw material of $264,526, government subsidy of $46,372, after-sales services expense of $(102,755), and other non-operating income of $302,582.  The net other income of $734,075 for the six months ended June 30, 2013, mainly consisted of income (net), from selling of raw material of $289,039; income (net) from after-sales services of $63,041, government subsidy of $173,041 and other non-operating income of $208,954.

Income tax benefit. We had income tax expense of $75,493 for the six months ended June 30, 2014, compared to income tax benefit of $45,000 for the same period of 2013. The effective income tax rate to taxable loss for the six months ended June 30, 2014, was 1.0% compared to (0.2)% for the same period of 2013.

Net Loss. Our net loss for the six months ended June 30, 2014, was $5.82 million compared to net loss of $22.28 million for the same period of 2013, a decrease of $16.46 million or 74%. Net loss as a percentage of sales was 55% in the six months ended June 30, 2014, and net loss as a percentage of sales was 160% in the same period of 2013. This decrease in net loss was attributable to decreased bad debt allowance and more loss attributable to noncontrolling interest resulting from the sale of 40% equity interest on Taiyu, Siping and Shenyang Energy on December 30, 2013.

Three months ended June 30, 2014, Compared to the Three months ended June 30, 2013

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$5,709,867		$7,722,992
Cost of sales	7,337,123	128%	5,320,037	69%
Gross profit (loss)	(1,627,256)	(28)%	2,402,955	31%
Operating income (expenses)	8,411,808	147%	(11,842,406)	(153)%
Income (loss) from operations	6,784,552	119%	(9,439,451)	(122)%
Non-operating expenses, net	(353,296)	(6)%	(38,887)	(1)%
Income tax expense (benefit)	90,029	2%	(22,556)	(0.3)%
Noncontrolling interest	3,086,178	54%	(2,555)	(0.03)%
Net Income (loss) to SmartHeat Inc.	$3,255,049	57%	$(9,453,227)	(122)%

The following table sets forth the results of our operations for our PHE and heat meter segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$4,974,000		$6,137,081
Cost of sales	6,417,619	129%	4,136,874	67%
Gross profit (loss)	(1,443,619)	(29)%	2,000,207	33%
Operating income (expenses)	9,761,199	196%	(10,545,639)	(172)%
Income (loss) from operations	8,317,580	167%	(8,545,432)	(139)%
Non-operating expenses, net	(624,124)	(13)%	(284,382)	(5)%
Income tax expense (benefit)	102,977	2%	(6,223)	(0.1)%
Noncontrolling interest	3,102,198	62%	(40)	(0.001)%
Net Loss to SmartHeat Inc.	$4,488,281	90%	$(8,823,551)	(144)%

The following table sets forth the results of our operations for our HP segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$735,867		$1,585,911
Cost of sales	919,505	125%	1,183,163	75%
Gross profit (loss)	(183,638)	(25)%	402,748	25%
Operating expenses	1,177,603	160%	1,027,275	65%
Loss from operations	(1,361,241)	(185)%	(624,527)	(39)%
Non-operating income, net	40,418	5%	245,632	15%
Income tax benefit	(12,948)	(2)%	(16,334)	(1)%
Noncontrolling interest	(16,020)	(2)%	(2,515)	(0.2)%
Net Loss to SmartHeat Inc.	$(1,291,854)	(176)%	$(360,046)	(23)%

Sales. Net sales in the three months ended June 30, 2014, were $5.71 million, consisting of $1.16 million for PHEs, $3.54 million for PHE Units, $0.27 million for heat meters and $0.74 million for HPs, while net sales in the three months ended June 30, 2013, were $7.72 million, consisting of $2.49 million for PHEs, $3.06 million for PHE Units, $0.24 million for heat meters and $1.93 million for HPs, an overall decrease of $2.01 million or 26%. The 26% decrease in total revenue was due primarily to the decrease in sales volume of PHEs and Heat Pumps in the three months ended June 30, 2014, compared to the same period of 2013. Sales volume of PHEs and Heat Pumps, decreased 75% and 52%, respectively, in the three months ended June 30, 2014 compared to the same period of 2013.  The decrease in sales volume in the three months ended June 30, 2014 compared to 2013 resulted from the overall slow-down of the PRC economy and tight fiscal policy including restricted lending practice, which caused decline in new projects among state-owned enterprises. In addition, our product price decreased because of increased peer competition, which caused lower sales.

Cost of Sales. Cost of sales (“COS”) was $ 7.34 million in the three months ended June 30, 2014, compared to $5.32 million in 2013, an increase of $2.02 million or 38%. The increase in our COS is attributable to increased inventory impairment provision by $2.47 million. COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 38% of total cost, while factory overhead cost was 57% and labor was 5% during the three months ended June 30, 2013 as compared to 79%, 14% and 7%, respectively, for the same period of 2013.  Our materials cost as a percentage of total costs decreased to 38% from 79% as a result of decreased raw material price. Combined with a significant increase in inventory impairment provision as well as increased constant factory overhead cost as a percentage of total cost from less production, the COS as a percentage of sales was 128% in the three months ended June 30, 2014 compared with 69% for the same period of 2013.

We performed an inventory impairment assessment as of June 30, 2014, and December 31, 2013, for the write-down of raw materials and finished goods in inventory. We reserved $ 1.72 million and $(0.74) million for inventory impairment provision during the three months ended June 30, 2014 and 2013, respectively.

Gross Profit (Loss). Gross loss was $1.63 million in the three months ended June 30, 2014, compared to $2.40 million gross profit in 2013. Loss margin and profit margin were (28)% and 31% for the three months ended June 30, 2014 and 2013 respectively. The decrease in gross profit margin in the three months ended June 30, 2014 was primarily due to decreased sales and increased COS in the second quarter of 2014.

Operating Income (Expenses). Operating income consisting of selling, general and administrative expenses totaled $(8.41) million in three months ended June 30, 2014, compared to $11.84 million operating expense in the same period of 2013, an increase of $20.25 million or 171%. Operating income as a percentage of sales were (147)% in the three months ended June 30, 2014, compared to operating expense as a percentage of sales of 153% in 2013. The increase in operating income mainly resulted from a reversal of bad debt allowance for accounts receivable of $14.12 million for the three months ended June 30, 2014 compared with provision for bad debt allowance for accounts receivable of $5.3 million for the same period of 2013.

We recorded a reversal of bad debt allowance of $(12.53) million (consisting of $(12.78) million for PHEs and related products and $0.25 million for HPs and related products), bad debt allowance of $0.38 million (consisting of $0.23 million for PHEs and related products and $0.15 for HPs and related products), and allowance of $33,480 (consisting of $24,677 for PHEs related and $8,803 for HPs related), for accounts and retention receivable, other receivables and advances to suppliers, respectively, for the three months ended June 30, 2014, compared with bad debt allowance of $5.3 million (consisting of $5.32 million for PHEs and related products and $(20,000) for HPs and related products), $2.22 million (consisting of $2.25 million for PHEs and related products and $(28,041) for HPs and related products), and $0.29 million (consisting of $2.53 million for PHEs related and $(2.24) million for HPs related), for accounts and retention receivable, other receivables and advances to suppliers, respectively, for the same period of 2013. The reversal of bad debt allowance for accounts receivable was primarily attributable to our accounting policy on bad debt reserves, which we will adjust from time to time. Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due. We believe the stringent fiscal policy impacting our customers in China will be temporary and the expansion and training of our marketing team and other employees will increase sales and improve the efficiency of our operations.

Non-operating expenses, net. Our net non-operating expenses for the three months ended June 30, 2014 was $353,296 compared to $38,887 for 2013, an increase of expenses of $0.31 million or 809%. The increase was due mainly to decreased net other income of $0.27 million compared with net other income of $0.42 million in the same period of 2013. The net other income of $268,974 for the three months ended June 30, 2014 mainly consisted of income (net), from selling of raw material of $123,666; expense (net) from after-sales services of $127,394, and others of $272,702. The net other income of $423,777 for the three months ended June 30, 2013 mainly consisted of income (net), from selling of raw material of $155,583; income (net) from after-sales services of $29,798, government subsidy of $133,223 and others of $105,173.

Income tax expense (benefit). We had income tax expense of $90,029 for the three months ended June 30, 2014, compared to income tax benefit of $22,556 for the same period of 2013. The effective income tax rate to taxable income (loss) for the three months ended June 30, 2014 and 2013 was 1.4%and (0.2)%.

Net Income (Loss). Our net income for the three months ended June 30, 2014, was $3.26 million compared to net loss of $9.45 million for the same period of 2013, an increase of $12.71 million or 134%. Net income (loss) as a percentage of sales were 57% and 122% in the three months ended June 30, 2014 and 2013, respectively. This significant increase in net income was mainly attributable to increased operating income as a percentage of sales, including decreased provision for bad debts, in spite of our decreased sales for the three months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and equivalents of $19.00 million. Working capital was $49.95 million at June 30, 2014. The ratio of current assets to current liabilities was 1.96:1 at June 30, 2014.

Presently, the Company’s U.S. parent company is experiencing difficulty up streaming cash. As a consequence, the Company obtained a revolving line of credit providing for borrowings of up to $2.5 million, and increased to $3.25 million on July 14, 2014, to address the cash needs of the Company’s U.S. parent. The outstanding balance under the Credit Agreement as of June 30, 2014 was $2.15 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2014 and 2013:

	2014	2013
Cash provided by (used in):
Operating activities	$(8,131,229)	$(10,025,327)
Investing activities	$12,080,817	$28,887
Financing activities	$1,597,758	$1,846,702

Net cash flow used in operating activities was $8.13 million in the six months ended June 30, 2014, compared to net cash flow used in operating activities of $10.03 million in the same period of 2013. The decrease in net cash outflow in operating activities was due mainly to increased cash inflow from accounts receivable of $3.50 million in the six months ended June 30, 2014, compared with $2.24 million received in the same period of 2013; increased cash inflow from advance to suppliers of $1.41 million in the six months ended June 30, 2014, compared with cash outflow of $1.36 million in the same period of 2013; decreased cash outflow of $1.15 million for inventory in the six months ended June 30, 2014 compared with $3.27 million outflow in the same period of 2013; cash inflow of $0.24 million from tax receivable in the six months ended June 30, 2014 compared with cash outflow of $1.42 million in the same period of 2013; and cash inflow of $3.13 million resulted from accrued liabilities and other payables in the six months ended June 30, 2014 compared with $0.14 million in the same period of 2013.

Net cash flow provided by investing activities was $12.08 million in the six months ended June 30, 2014, compared to net cash provided by investing activities of $0.03 million in the same period of 2013. In the six months ended June 30, 2014, we had $2.06 million cash inflow from note receivable, $1.59 million cash inflow from changes in restricted cash, $10.36 million cash inflow from government refund of land use right, offset with $0.70 million cash outflows for purchase of fixed assets and $1.25 million cash outflows from advance for equipment purchase; while in the same period of 2013, we had $0.93 million cash inflow from notes receivable, offset with $0.39 million cash outflow from changes in restricted cash and $0.52 million cash outflow for purchase of fixed assets.

Net cash flow provided by financing activities was $1.60 million in the six months ended June 30, 2014, compared to net cash used in financing activities of $1.85 million in the same period of 2013. The cash inflow in the six months ended June 30, 2014 consisted primarily of proceeds from a credit line of $0.85 million and proceeds from short-term loans of $13.72 million, but offset with repayment on short-term loans of $12.97 million. In the six months ended June 30, 2013, we had $13.77 million in proceeds from short-term loans, but offset with $11.92 repayment on short-term loans.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date, or up to 2 heating seasons. Our receipts from sales of our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation, testing times and warranty periods. For example, PHEs and HPs are less complex than PHE Units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We experience payment delays from time to time, which historically have been from 1 to 3 months from the due date, but given the temporary financial difficulties of some of our state-owned customers resulting from tightened fiscal policies in China, we have experienced longer payment delays from these customers. Our accounts receivable and inventory turnover are relatively low and days sales outstanding ratio relatively high. Consequently, collection on our sales is slow and capital is tied up in inventories, which may result in pressure on cash flows. The low accounts receivable turnover and high days outstanding in the six months ended June 30, 2014, was due primarily to the financial difficulties of some of our state-owned customers that resulted in delays in payment. The low inventory turnover rate in the six months ended June 30, 2014, was due to overall less purchase orders received from our state-owned customers in China who are having temporary financial difficulties.

As of June 30, 2014, we had gross accounts receivable of $60,575,050, of which $1,267,490 was with aging within 30 days, $2,559,114 with aging between 31 and 90 days, $11,982,683 with aging between 91and 180 days, $14,570,945 with aging between 181 and 360 days, and $30,194,818 with aging over 360 days. At June 30, 2014, net accounts receivable was $15,099,549, or gross accounts receivable of $60,575,050 less bad debt allowance of $41,292,079, unearned interest of $26,413, and total retention receivables of $4,157,009.

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

We recognize the final 5-10% of the purchase price as retention receivable, which is due no later than the termination of our warranty period. The deferral of the final payment is a common practice in the heating manufacturing business in China. Sometimes our customers are required to deposit 5-10% of the sales price on high value products, like an assembled heat exchanger unit or the main part of a PHE, into designated bank accounts as restricted cash for securing the payment after such period expires. Based on our historical experience, there have been no defaults on such deferrals. Therefore, we believe the potential risks and uncertainty associated with defaults on such receivables are not material. As of this report date, the Company collected 62% of the accounts receivable that were outstanding as of December 31, 2012, and collected 18% of the accounts receivable that were outstanding as of December 31, 2013.

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

Contractual Obligations

The Company was obligated for the following short-term loans as of June 30, 2014 and December 31, 2013:
	2014	2013	Subsidiary obligated
From a commercial bank in the PRC for RMB 7,200,000 entered into on February 20, 2014.The loan bore interest at 6% with maturity on February 19, 2015.	$1,170,199	$-	Taiyu
From a commercial bank in the PRC for RMB 2,640,565 entered into on January 3, 2014. The loan bore interest at 6.22% with maturity on July 29, 2014. This loan was pledged by the Taiyu’s accounts receivable. The loan was paid in full at maturity.	429,165	-	Taiyu
From a commercial bank in the PRC for RMB 7,935,243 entered into on January 3, 2014. The loan bore interest at 6.22% with maturity on July 29, 2014. The loan was pledged by the Taiyu’s accounts receivable. The loan was paid in full at maturity.	1,289,696	-	Taiyu
From a commercial bank in the PRC for RMB 16,080,000 entered into on January 16, 2014. The loan bore interest at 6.22% with maturity on August 8, 2014. The loan was pledged by Taiyu’s accounts receivable. The loan was paid in full at maturity.	2,613,444	-	Taiyu
From a commercial bank in the PRC for RMB 4,685,723 entered into on January 22, 2014. The loan bore interest at 6.22% with maturity on August 20, 2014. The loan was pledged by Taiyu’s accounts receivable. The loan was paid in full at maturity.	761,559	-	Taiyu
From a commercial bank in the PRC for RMB 5,377,441 entered into on January 22, 2014. The loan bore interest at 6.22% with maturity on August 20, 2014. The loan was pledged by the Taiyu’s accounts receivable. The loan was paid in full at maturity.	873,983	-	Taiyu
From a commercial bank in the PRC for RMB 13,344,190 entered into on June 26, 2012. The loan bore interest at 6.16% with maturity on January 18, 2014. The loan was repaid at maturity.	-	2,188,684	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 30, 2012. The loan bore interest at 7.87% with maturity on November 22, 2014. The loan was guaranteed by Taiyu.	1,625,277	1,640,178	Siping
From a commercial bank in the PRC for RMB 40,000,000 entered into on March 11, 2013. The loan bore interest at 6.60% with maturity on March 10, 2014. The loan was guaranteed by Siping, HeatPump and management of Chinese subsidiaries. This loan was repaid at maturity.	-	6,560,711	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on May 21, 2013. The loan bore interest at 6.60% with maturity on May 20, 2014. This loan was repaid at maturity.	-	1,640,178	Taiyu
From a commercial bank in the PRC for RMB 5,000,000 entered into on August 29, 2013. The loan bore interest at 7.20% with maturity on August 29, 2014. The loan was guaranteed by Taiyu. The loan was paid in full at maturity.	812,638	820,089	Siping
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 4, 2013. The loan bore interest at 7.20% with maturity on September 4, 2014. The loan was guaranteed by Taiyu.	812,638	820,089	Siping
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 8, 2013. The loan bore interest at 6.90% with maturity on August 7, 2014. The loan was paid in full at maturity.	4,875,829	4,920,533	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on September 18, 2013. The loan bore interest at 6.0% with maturity on September 17, 2014. This loan was pledged by Taiyu’s accounts receivable.	1,609,023	1,623,776	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on October 11, 2013. The loan bore interest at 6.0% with maturity on October 10, 2014. This loan was pledged by Taiyu’s accounts receivable.	1,609,023	1,623,776	Taiyu
From a commercial bank in the PRC for RMB 16,000,000 entered into on July 10, 2013. The loan bore interest at 6.0% with maturity on January 9, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	-	2,624,285	Taiyu
From a commercial bank in the PRC for RMB 36,000,000 entered into on April 23, 2014. The loan bore interest at 7.2% with maturity on April 22, 2015. This loan was pledged by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries.	5,850,995	-	Taiyu
From a commercial bank in the PRC for RMB 4,000,000 entered into on April 23, 2014. The loan bore interest at 7.2% with maturity on April 22, 2015. This loan was pledged by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries.	650,111	-	Taiyu
TOTAL	$24,983,580	$24,462,299

The banks sometimes require loan guarantee provided by a third party to the Company, the third party loan guarantor was Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee of RMB 46 million ($7.32 million). The guarantee is for the loans entered from February 20, 2012 to August 16, 2013, with the guarantee length equal to the loan term; the guarantee service was extended for the loans entered or will be entered from September 18, 2013 to September 12, 2014 with the guarantee length equal to the loan term, the maximum guarantee amount was revised to RMB 44 million ($7.05 million).  The Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB 20 million ($3.18 million) to Liaoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee is for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company does not require Guorui to pay any guarantee fees.  The Company did not extend the guarantee term for Guorui after January 11, 2013.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.  As of June 30, 2014 and December 31, 2013, the Company did not have any loan guarantees from Liaoning Wugang.

The Company was obligated for the following long-term loan as of June 30, 2014:

Taiyu entered into a long-term loan of $2.11 million (RMB 13 million) with China Construction Bank on November 30, 2013 with maturity on November 29, 2015. The interest rate for the loan is variable currently at 6.46%, and to be paid on the 20th of each month. This loan is guaranteed by Taiyu’s building and land.

Contingencies

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption  Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , Smartheat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice. On August 6, 2014, the lead plaintiffs once again filed a motion for class certification, which we will be opposing. Discovery is also proceeding. The pleadings and court orders are publicly available. We intend to vigorously defend this action, as we believe the allegations against us are without merit.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption  Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , Smartheat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice. On August 6, 2014, the lead plaintiffs once again filed a motion for class certification, which we will be opposing. Discovery is also proceeding. The pleadings and court orders are publicly available. We intend to vigorously defend this action, as we believe the allegations against us are without merit.

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

SMARTHEAT INC.
(Registrant)

Date: September 8, 2014	By:	/s/ Oliver Bialowons
Oliver Bialowons President (Principal Executive Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Acting Chief Accountant pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of President and Acting Chief Accountant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith