Form 10-K/A
period 2013-12-31
SMARTHEAT INC.
filed 2014-10-24
CIK 1384135

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of SmartHeat Inc. (the “Company”) for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission on April 14, 2014 (the “Form 10-K”), is (1) to amend the Company’s Consolidated Financial Statements and related notes (the “2013 Financial Statements”) to recognize the loss that the Company is expected to incur on a proposed sale of the stock in certain subsidiaries of the Company as an asset impairment occurring in 2013 even though the conditions precedent to the closing of the sale have not been satisfied and (2) to make additional non-substantive revisions to the notes to the Financial Statements .

On September 18, 2014, the Company reported in further detail the background on the need to restate its Financial Statements on the Company in an Item 4.02 report on Form 8-K available at www.sec.gov.

This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, and except for the disclosures required to be disclosed in the Subsequent Events section of the Notes, does not reflect events that may have occurred subsequent to the original filing date, and does not, except as stated above, modify or update in any way disclosures made in the original Form 10-K.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. We evaluate goodwill and intangible assets with indefinite lives for impairment annually using a two-step approach (codified in FASB ASC Topic 350). Based on this valuation approach, we concluded that the goodwill balance of $2.08 million for SmartHeat Germany was impaired as of December 31, 2012.

On December 30, 2013, we closed the transaction contemplated by the Equity Interest Purchase Agreement dated October 10, 2013, whereby the buyers purchased 40% of our equity interests in the following PHE segment subsidiaries (“Target Companies”): Taiyu, Siping, SmartHeat Energy, Ruicheng and XinRui for the purchase price of RMB 5,000,000 ($0.82 million).

The buyers had the option to purchase an additional 40% equity interest in the Target Companies for an additional purchase price of RMB 6,000,000 which was exercised on March 27, 2014 subject to the approval of the Company’s shareholders prior to completing the sale. Should the Company’s shareholders approve the sale, we have the option to require the Buyers to purchase the remaining 20% equity interest for a purchase price of RMB 2,500,000.

According to ASC 360-10-35,  long-lived assets (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We believed the following events or changes in circumstances indicated the carrying amount of its long-lived assets (asset group) may not be recoverable: 1) a current expectation that, more likely than not, a long-lived assets (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, and 2) A significant decrease in the market price of a long-lived asset (asset group). Since we have the option to sell 100% ownership in Target Companies for RMB 13.5 million ($2.21 million), a significant decrease in the market price, before the end of its previously estimated useful life for their long-lived assets, we therefore performed assets recoverability testing by comparing the assets estimated future undiscounted cash flows with their carrying values, and concluded the long-lived assets were not recoverable as a result of future cash flows are less than the carrying amount. We further calculated the impairment loss amount of Target Companies by determining the fair value for the long-lived assets group and recorded a write-down (loss) for the difference between their carrying value and their fair value. Fair value is an asset’s purchase or sale price in a current transaction between willing parties. The best evidence of fair value is prices quoted in active markets, although we have the option to sell 100% ownership in Target Companies for RMB 13.5 million ($2.21 million), the market prices are not available for many long-lived assets such as equipment, we used discounted cash flow methods for estimating fair value of long-lived assets which are acceptable under ASC 360-10.

Based on our review, we believed that, as of December 31, 2013, our long-lived assets of Target Companies including construction in progress, property and equipment, and intangible assets were impaired for $13.73 million.  In addition, our  remaining 30.6% and 27.6% interest in Ruicheng and XinRui (after the 40% sale), respectively, at December 31, 2013, which  was accounted for under the equity method of accounting, we recorded the long-term investment in Ruicheng and XinRui at fair value as provided in ASC 323-10-30-2.  The fair value of the long-term investment was the prorated selling price for the remaining 60% equity interest that are allocated to Ruicheng and XinRui for approximately $26,720; accordingly, we recorded $0.91 million impairment loss of long-term investment in Ruicheng and XinRui for the excess of the carrying amount over the fair value.

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

	2013		2012
	$	% of Sales	$	% of Sales
Sales	$44,709,526		$47,850,292
Cost of sales	40,401,380	90%	32,481,271	68%
Gross profit	4,308,146	10%	15,369,021	32%
Operating expenses	58,550,416	131%	45,358,344	95%
Loss from operations	(54,242,270)	(121)%	(29,989,323)	(63)%
Non-operating income (expenses), net	(1,289,971)	(3)%	1,236,968	3%
Income tax expense (benefit)	(50,657)	(0.1)%	493,624	1%
Noncontrolling interest	(5,812,244)	(13)%	(28,897)	(0)%
Net Loss to SmartHeat Inc.	$(49,669,341)	(111)%	$(29,217,082)	(61)%

The following table sets forth the results of our operations for our PHE and heat meter segment (include inter-segment sales of $131,806) for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2013		2012
	$	% of Sales	$	% of Sales
Sales	$38,882,321		$42,074,895
Cost of sales	36,076,054	93%	27,412,639	65%
Gross profit	2,806,266	7%	14,662,255	35%
Operating expenses	51,723,608	133%	36,142,111	86%
Loss from operations	(48,917,342)	(126)%	(21,479,856)	(51)%
Non-operating expenses, net	(1,154,267)	(3)%	(339,647)	(1)%
Income tax expense	9,456	0.02%	561,218	1%
Noncontrolling interest	(5,798,050)	(15)%	(737)	(0)%
Net Loss to SmartHeat Inc.	$(44,283,015)	(114)%	$(22,379,983)	(53)%

The following table sets forth the results of our operations for our HP segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2013		2012
	$	% of Sales	$	% of Sales
Sales (including intercompany)	$5,959,011		$5,797,898
Cost of sales	4,457,132	75%	5,091,132	88%
Gross profit	1,501,879	25%	706,766	12%
Operating expenses	4,388,694	74%	7,142,687	123%
Loss from operations	(2,886,815)	(48)%	(6,435,921)	(111)%
Non-operating income, net	717,301	12%	624,958	11%
Income tax benefit	(60,113)	(1)%	(67,594)	(1)%
Noncontrolling interest	(14,194)	(0)%	(28,159)	(0)%
Net Loss to SmartHeat Inc.	$(2,095,207)	(35)%	$(5,715,209)	(99)%

Sales.Net sales in the year ended December 31, 2013, were $44.71 million, consisting of $27.39 million for PHEs, $10.49 million for PHE Units, $1.13 million for heat meters and $5.70 million (excluding intercompany sales) for HPs, while net sales in the year ended December 31, 2012, were $47.85 million, consisting of $22.29 million for PHEs, $18.55 million for PHE Units, $3.28 million for heat meters and $3.73 million for HPs, an overall decrease of $3.14 million or 7%. The 7% decrease in total revenue was due primarily to the decrease in sales of PHE unit in the year ended December 31, 2013, compared to 2012. However, sales of PHE, increased 23% in the year ended December 31, 2013 compared to 2012.  The overall slow-down of the PRC economy and tight fiscal policy including restricted lending practice continues in 2013, which caused decline in new projects among state-owned enterprises and increased peer competition, despite a portion of the previously canceled or delayed orders were reinstated and performed in 2013, we obtained less new sales contracts in 2013 for PHE unit which is more commonly used in real estate industry, and the real estate industry is very slow in PRC in recent years due to the reasons explained above; however, we got improved sales performance for industrial use of PHE in 2013, which has less impact from tight fiscal policy.

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

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $58.55 million in year ended December 31, 2013, compared to $45.36 million in 2012, an increase of $13.19 million or 29.08%. Operating expenses as a percentage of sales were 131% in the year ended December 31, 2013, compared to 95% in 2012. The increase in operating expenses was mainly due to impairment loss on long-lived assets of $13.73 million and impairment loss on long-term investment of $0.91 million for the year ended December 31, 2013, compared with $0 for 2012.

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

Net Loss. Our net loss for the year ended December 31, 2013, was $49.67 million compared to net loss of $29.22 million for 2012, an increase of $20.45 million or 70%. Net loss as a percentage of sales was 111% in the year ended December 31, 2013, and net loss as a percentage of sales was 61% in 2012. This increase in net loss was attributable to increased impairment loss on long-lived assets and long-term investment, increased inventory impairment provision, increased provision for bad debts, and increased non-operating expenses as described above.

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

Net cash flow used in operating activities was $4.54 million in the year ended December 31, 2013, compared to net cash flow used in operating activities of $5.44 million in 2012. The decrease in net cash outflow in operating activities was due mainly to increased noncash charge of $33.58 million from provision for bad debts and inventory impairment in the year ended December 31, 2013, compared with $20.38 million in 2012; improved cash collected from accounts receivable, decreased cash outflow by $3.32 million for inventory, and cash inflow of $9.07 million resulted from accrued liabilities and other payables in the year ended December 31, 2013 compared with $2.34 cash outflow in 2012, despite we had increased net loss in 2013, and increased cash outflow on other receivables and prepayments by $7.80 million.

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

/s/ Goldman Kurland and Mohidin, LLP
Goldman Kurland and Mohidin, LLP
Encino, California
April 11, 2014 except for note 5, 7, 16, 23 & 24 are as of October 21, 2014

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(Restated)
ASSETS

CURRENT ASSETS
Cash & equivalents	$13,602,399	$18,336,163
Restricted cash	2,458,758	994,455
Accounts receivable, net	12,167,565	32,250,817
Retentions receivable	4,202,109	3,812,376
Advances to suppliers, net	6,584,832	3,279,007
Other receivables (net), prepayments and deposits	2,644,522	6,467,280
Inventories, net	56,324,363	58,297,562
Taxes receivable	989,635	-
Notes receivable - bank acceptances	2,759,251	2,797,551

Total current assets	101,733,433	126,235,211

NONCURRENT ASSETS
Long term investment	26,721	865,773
Restricted cash	135,926	36,592
Retentions receivable	237,882	421,731
Advance to supplier for equipment	-	1,744,056
Construction in progress	-	1,298,841
Property and equipment, net	1,638,120	10,947,480
Intangible assets, net	11,042,719	14,920,603

Total noncurrent assets	13,081,369	30,235,076

TOTAL ASSETS	$114,814,802	$156,470,287

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,683,860	$8,574,981
Advance from customers	5,618,301	5,481,960
Taxes payable	197,078	769,167
Accrued liabilities and other payables	14,226,766	5,006,127
Notes payable - bank acceptances	2,590,025	736,698
Loans payable	24,462,299	26,155,437

Total current liabilities	53,778,329	46,724,370

CREDIT LINE PAYABLE	1,396,378	83,537

LONG-TERM LOAN	2,132,231	-

DEFERRED TAX LIABILITY	17,177	93,054

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 6,133,399 and 5,733,399 shares issued and outstanding as of December 31, 2013 and 2012, respectively	6,133	5,733
Paid-in capital	87,393,606	103,607,559
Statutory reserve	5,389,057	5,396,014
Accumulated other comprehensive income	8,991,269	11,273,497
Accumulated deficit	(66,630,772)	(11,771,349)

Total Company stockholders' equity	35,149,293	108,511,454

NONCONTROLLING INTEREST	22,341,394	1,057,872

TOTAL EQUITY	57,490,687	109,569,326

TOTAL LIABILITIES AND EQUITY	$114,814,802	$156,470,287

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31,
	2013	2012
	(Restated)

Net sales	$44,709,526	$47,850,292
Cost of goods sold	40,401,380	32,481,271

Gross profit	4,308,146	15,369,021

Operating expenses
Selling	6,864,059	9,922,607
General and administrative	10,400,323	12,345,739
Goodwill impairment	-	2,083,586
Long-lived assets impairment	13,730,849	-
Impairment of long-term investment	908,084	-
Provision for bad debts	27,240,939	18,790,256
Provision for advance to supplier	(593,838)	2,216,156

Total operating expenses	58,550,416	45,358,344

Loss from operations	(54,242,270)	(29,989,323)

Non-operating income (expenses)
Investment income	153,237	142,411
Interest income	159,972	164,454
Interest expense	(1,816,456)	(1,548,937)
Financial expense	(249,681)	(170,220)
Foreign exchange transaction gain (loss)	(9,495)	5,474
Loss on sale of equity interest	(842,491)	-
Other income, net	1,314,945	2,643,786

Total non-operating income (expenses), net	(1,289,971)	1,236,968

Loss before income tax	(55,532,241)	(28,752,355)
Income tax (benefit) expense	(50,657)	493,624

Net loss before noncontrolling interest	(55,481,585)	(29,245,979)
Less: loss attributable to noncontrolling interest	(5,812,244)	(28,897)

Net loss to SmartHeat Inc.	(49,669,341)	(29,217,082)

Other comprehensive item
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	(2,282,228)	153,610

Foreign currency translation gain (loss) attributable to noncontrolling interest	(31,371)	2,532

Comprehensive loss attributable to SmartHeat Inc.	$(51,951,569)	$(29,063,472)

Comprehensive loss attributable to noncontrolling interest	$(5,843,614)	$(26,365)

Basic and diluted weighted average shares outstanding	5,870,111	4,129,400

Basic and diluted loss per share	$(8.46)	$(7.08)

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2013 and 2012

	Common stock				Accumulated other comprehensive	Retained earnings		Noncontrolling
	Shares	Amount	Paid in capital	Statutory reserves	income (loss)	(accumulated deficit)	Total	interest

Balance at January 1, 2012	3,955,774	$3,956	$102,985,737	$5,396,014	$11,119,887	$17,445,733	$136,951,327	$1,084,237

Shares issued for debt repayment	1,300,000	1,300	531,700	-	-	-	533,000	-

Shares issued in connection with executives compensation	177,625	178	37,503	-	-	-	37,680	-

Compensation expense of stock options	-	-	37,919	-	-	-	37,919	-

Shares issued in connection with consulting service	300,000	300	14,700	-	-	-	15,000	-

Net loss for year	-	-	-	-	-	(29,217,082)	(29,217,082)	(28,897)

Foreign currency translation gain	-	-	-	-	153,610	-	153,610	2,532

Balance at December 31, 2012	5,733,399	5,733	103,607,559	5,396,014	11,273,497	(11,771,349)	108,511,454	1,057,872

Shares issued for debt repayment	200,000	200	119,800	-	-	-	120,000	-

Shares issued for loan amendment fee	100,000	100	59,900	-	-	-	60,000	-

Shares issued for equity interest sale consent	100,000	100	29,900	-	-	-	30,000	-

Sale of equity interest and deconsolidation	-	-	(16,423,553)	(9,537)	(4,924,845)	(5,187,502)	(26,545,437)	27,127,137

Net loss for year	-	-	-	-	-	(49,669,341)	(49,669,341)	(5,812,244)

Transfer to statutory reserves	-	-	-	2,580	-	(2,580)	-	-

Foreign currency translation gain (loss)	-	-	-	-	2,642,617	-	2,642,617	(31,371)

Balance at December 31, 2013 (Restated)	6,133,399	$6,133	$87,393,605	$5,389,057	$8,991,269	$(66,630,772)	$35,149,293	$22,341,394

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2013	2012
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(55,481,585)	$(29,245,979)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Investment income	(153,237)	(142,411)
Depreciation and amortization	2,151,325	1,892,084
Long-lived assets impairment	13,730,849	-
Impairment of long-term investment	908,084	-
Provision for bad debts	27,240,939	18,790,256
Provision for inventory impairment	6,343,530	1,590,721
Provision for advance to suppliers	(593,838)	2,216,156
Changes in warranty reserves	(44,518)	-
Loss on disposal of fixed asset	19,133	-
Loss on sale of equity interest	842,491	-
Unearned interest on accounts receivable	13,476	(45,244)
Stock option expense	-	37,919
Stock compensation expense in connection with shares issued to executives	-	75,000
Amortization of loan amendment fee paid by shares	31,315	-
Shares issued for equity interest sale consent	30,000	-
Gain (Loss) on settlement of debts by shares	20,000	(813,245)
Goodwill impairment	-	2,083,586
Changes in deferred tax	(77,269)	(96,512)
(Increase) decrease in assets and liabilities:
Accounts receivable	1,134,956	(2,607,336)
Retentions receivable	(73,493)	30,374
Advances to suppliers	1,461,069	12,153,058
Other receivables, prepayments and deposits	(6,846,995)	951,546
Inventories	(2,746,109)	(6,070,050)
Taxes receivable	(827,925)	-
Accounts payable	3,967	(4,099,812)
Advance from customers	(32,609)	602,864
Taxes payable	(676,552)	(408,863)
Accrued liabilities and other payables	9,077,728	(2,337,900)

Net cash used in operating activities	(4,545,268)	(5,443,788)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(1,502,829)	1,861,726
Equity method investment	-	(722,750)
Cash disposed on equity interest sale	(399,241)	-
Acquisition of property & equipment	(565,295)	(827,626)
Acquisition of intangible asset	(79,169)	(81,854)
Sale of equity interest	804,609	-
Notes receivable	122,483	(872,787)
Advance for construction and equipment	-	(615,746)
Construction in progress	(1,851)	(771,370)

Net cash used in investing activities	(1,621,293)	(2,030,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	24,483,311	23,701,300
Repayment on short-term loans	(24,846,320)	(9,029,703)
Payment on notes payable	-	(2,538,661)
Credit line payable	1,312,841	1,284,837
Stock issued relating to executive compensation	-	5,000
Stock issued relating to consulting services	-	15,000

Net cash provided by financing activities	949,832	13,437,773

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	482,965	(47,337)

NET (DECREASE) INCREASE IN CASH & EQUIVALENTS	(4,733,764)	5,916,241

CASH & EQUIVALENTS, BEGINNING OF PERIOD	18,336,163	12,419,922

CASH & EQUIVALENTS, END OF PERIOD	$13,602,399	$18,336,163

Supplemental cash flow data:
Income tax paid	$720,001	$392,346
Interest paid	$1,663,459	$1,644,001

Supplemental disclosure of non-cash financing activities:
Shares issued for debts repayment	$100,000	$1,378,925

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 (RESTATED) AND 2012

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

The 40% equity interest sale of Taiyu, Siping, Shenyang Energy Equipment changes the parent company’s ownership interest while it retains controlling financial interest in the subsidiaries and is accounted for as an equity transaction (investments by owners and distributions to owners acting in their capacity as owners).  No gain or loss was recognized in consolidated net income or comprehensive income. The carrying amount of the non-controlling interest was adjusted to reflect the change in the parent’s ownership interest in the subsidiaries. Any difference between the fair value of the consideration received or paid and the amount by which the non-controlling interest is adjusted is recognized in equity attributable to the parent. The amount of difference recognized and allocated to non-controlling interest was $22.09 million including $4.86 million the carrying amount of accumulated other comprehensive income (ASC Topic 810-10-45-23 & 24). The 40% equity interest sale of Ruicheng and Xinrui changes the parent’s ownership interest and the parent lost controlling interest; accordingly, an $842,491 loss was recognized from the sale.

The Company retains an option to repurchase the equity interests of the Target Companies from the buyers at a purchase price of RMB 5,600,000 which terminated on February 28, 2014 unexercised. If the Company does not exercise its option to repurchase the equity interest, the buyers shallhave the option to purchase an additional 40% equity interest in the TargetCompanies for an additional purchase price of RMB 6,000,000, which was exercised on March 27, 2014 subject to satisfaction of the terms set forth in the Equity Interest Purchase Agreement including, without limitation, requisite approval of the Company’s shareholders prior to completing the sale.  In the event such approval is not obtained, the buyers may terminate the Equity Interest Purchase Agreement. Should the buyers exercise their option to purchase the additional 40% equity interest, and the Company’s shareholders approve the sale, the Company has the option to require the Buyers to purchase the remaining 20% equity interest for a purchase price of RMB 2,500,000.

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

Equity Method Investee

In April 2012, the Company invested $722,700 to establish XinRui. The Company owns 46% of XinRui and accounts for this investment under the equity method of accounting (ASC 323-30). The Company recorded its investment at original cost. This investment will increase with income and decrease for dividends and losses that accrue to the Company. After 40% equity interest sale on December 30, 2013, the Company now owns 30.6% of Ruicheng (See Note 9) and 27.6% of XinRui.  For accounting purposes, Ruicheng assets and liabilities were not consolidated as at December 31, 2013 while its income and expenses remain part of the consolidated financial statements as the change in ownership interest may not change financials results substantially between December 30, 2013 and December 31, 2013. Similarly for XinRui, the equity method investment income was recorded using 46% ownership interest for the year ended December 31, 2013, as the change in ownership interest may not change financials results substantially between December 30, 2013 and December 31, 2013 (See Note 9).  The Company recorded $400,941 and $441,550 loss on sale of 40% equity interest of Xinrui and Ruicheng, respectively and long term investment impairment of $0.91 million.

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

After the sale of 40% equity interest of Taiyu, Siping, Shengyang Energy, Ruicheng and Xinrui (See Note 9) on December 30, 2013, the Company now owns 60% of Taiyu, Siping and Shenyang Energy, and 30.6% of Ruicheng and 27.6% of Xinrui. For accounting purposes, the 40% net loss of Taiyu, Siping, Shenyang Energy were not allocated to noncontrolling interest between December 30, 2013 and December 31, 2013, as the change in ownership interest may not change financial results substantially between December 30, 2013 and December 31, 2013. However, the Company performed long-lived assets impairment test for Taiyu, Siping, Shengyang Energy on December 31, 2013, and recognized $13.73 million impairment loss with $5.49 million allocated to noncontrolling interest on December 31, 2013.

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

On December 30, 2013, the Company closed the transaction contemplated by the Equity Interest Purchase Agreement dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries (“Target Companies”): Taiyu, Siping, SmartHeat Energy, Ruicheng and XinRui for the purchase price of RMB 5,000,000 ($0.82 million) (See Note 1). The buyers had the option to purchase an additional 40% equity interest in the Target Companies for an additional purchase price of RMB 6,000,000 which was exercised on March 27, 2014 subject to the approval of the Company’s shareholders prior to completing the sale. Should the Company’s shareholders approve the sale, the Company has the option to require the Buyers to purchase the remaining 20% equity interest for a purchase price of RMB 2,500,000.

According to ASC 360-10-35, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company believed the following events or changes in circumstances indicated the carrying amount of its long-lived assets (asset group) may not be recoverable: 1) a current expectation that, more likely than not, a long-lived assets (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, and 2) A significant decrease in the market price of a long-lived asset (asset group). Since the Company has the option to sell  100% ownership in Target Companies for RMB 13.5 million ($2.21 million), a significant decrease in the market price, before the end of its previously estimated useful life for their long-lived assets, the Company therefore performed assets recoverability testing by comparing the assets estimated future undiscounted cash flows with their carrying value, and concluded the long-lived assets were not recoverable as a result of future cash flows are less than the carrying amount.  The Company further calculated the impairment loss amount of Target Companies by determining the fair value for the long-lived asset group and recorded a write-down (loss) for the difference between their carrying value and their fair value.  Fair value is an asset’s purchase or sale price in a current transaction between willing parties. The best evidence of fair value is prices quoted in active markets, although the Company has the option to sell  100% ownership in Target Companies for RMB 13.5 million ($2.21 million), the market prices are not available for many long-lived assets such as equipment, the Company used discounted cash flow method for estimating fair value of long-lived assets which are acceptable under ASC 360-10.

Based on its evaluation, the Company believed, as of December 31, 2013, the long-lived assets of Target Companies including construction in progress, property and equipment, and intangible assets were impaired for $13.73 million.  In addition, the Company retained remaining 30.6% and 27.6% interest in Ruicheng and XinRui (after the 40% sale), respectively, at December 31, 2013, that was accounted for under the equity method of accounting, the Company recorded the long-term investment in Ruicheng and XinRui at fair value as provided in ASC 323-10-30-2.  The fair value of the long-term investment was the prorated selling price for the remaining 60% equity interest that are allocated to Ruicheng and XinRui for approximately $26,720; accordingly, the Company recorded $0.91 million impairment loss of long-term investment in Ruicheng and XinRui for the excess of the carrying amount over the fair value.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts and other receivables, advance to suppliers, accounts payable, advance from customers, accrued liabilities and short-term debts, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the FV of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

	Years Ended December 31,
	2013	2012
	(Restated)
Revenue from unaffiliated customers:
Plate heating, meters and related	$38,882,321	$42,074,895
Heat pumps and related	5,959,011	5,797,898
Inter-segment elimination	(131,806)	(22,501)
Consolidated	$44,709,526	$47,850,292
Operating loss:
Plate heating, meters and related	$(48,917,342)	$(21,479,856)
Heat pumps and related	(2,886,815)	(6,435,921)
Corporation	(2,439,168)	(2,073,546)
Inter-segment elimination	1,055	-
Consolidated	$(54,242,270)	$(29,989,322)
Net loss:
Plate heating, meters and related	$(44,283,015)	$(22,379,983)
Heat pumps and related	(2,095,207)	(5,715,209)
Corporation	(3,292,174)	(1,121,889)
Inter-segment elimination	1,055	-
Consolidated	$(49,669,341)	$(29,217,082)
Depreciation and amortization:
Plate heating, meters and related	$1,537,002	$1,591,210
Heat pumps and related	511,846	300,875
Corporation	133,792	-
Consolidated	$2,182,640	$1,892,084
Total assets:
Plate heating, meters and related	$113,919,061	$152,830,853
Heat pumps and related	13,674,622	14,340,054
Corporation	3,374,858	4,031,567
Inter-segment elimination	(16,153,739)	(14,732,187)
Consolidated	$114,814,802	$156,470,287

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

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2013 and 2012:

	2013 (Restated)	2012
Buildings	$4,980,184	$4,830,751
Production equipment	8,599,701	8,160,111
Office equipment	1,124,176	1,120,799
Vehicles	940,624	937,364
Total	15,644,685	15,049,025
Less: accumulated depreciation	(5,459,525)	(4,101,545)
Less: impairment	(8,547,040)	-
Property & equipment, net	$1,638,120	$10,947,480

Depreciation for 2013 and 2012, was $1,482,500 and $1,275,000, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at December 31, 2013 and 2012, respectively:

	2013	2012
Advance to third parties	$10,059,572	$4,813,659
Deposit for public bids of sales contracts	758,465	1,397,375
Prepayment for freight, related, insurance, advertisement and consulting expenses	73,773	332,415
Other deposits	53,863	93,816
Advance to employees	926,441	729,422
Others	680,588	376,738
Total	12,552,702	7,743,425
Less: bad debt allowance	(9,908,180)	(1,276,145)
Other receivables (net), prepayments & deposits	$2,644,522	$6,467,280

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

7. INTANGIBLE ASSETS

Intangible assets consisted mainly of land use rights, trademarks, computer software, know-how technology, customer lists and covenants not to compete. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2005 for RMB 3,549,682 ($0.44 million). In June 2009, the Company acquired land use rights for $3.1 million from SipingBeifang. In November 2010, the Company’s subsidiary, SmartHeat Energy, acquired land use rights for $10.10 million. The Company has the right to use the land for 50 years by amortizing such rights on a straight-line basis for 50 years.

SmartHeat Energy later cancelled the purchase of the land use right due to the adjustments of the overall development plan of the area by the local authority. On May 21, 2014, SmartHeat Energy and Shenyang City Development and Land Resource Bureau Economy and Technology Development Office entered into an official agreement, whereby full purchase price of the land use right will be returned to SmartHeat Energy in installments within 5 days from the effective date of the official agreement.  SmartHeat Energy will make the ownership change of the land use right upon receiving the refund from the local authority. SmartHeat Energy received total amount of $14.89 million (RMB 91,622,000) as of June 30, 2014 and is in the process of title transfer, which is expected to complete by the end of 2014. Currently the land is used by the third party.

Intangible assets consisted of the following at December 31, 2013 and 2012, respectively:

	Estimated Useful Life (In years)	2013 (Restated)	2012
Land use rights	50	$15,167,552	$14,712,441
Know-how technology	5 – 10	911,423	884,076
Customer lists	5	214841	208,395
Covenants not to compete	5	116,873	113,366
Software	5	680,049	590,344
Trademarks	7	298,549	289,591
Total		17,389,287	16,798,213
Less: accumulated amortization		(2,503,664)	(1,877,610)
Less: impairment		(3,842,904)	-
Intangible assets, net		$11,042,719	$14,920,603

Amortization of intangible assets for the years ended December 31, 2013 and 2012, was $566,300 and $452,300, respectively. Annual amortization for the next five years from December 31, 2013, is expected to be $251,820, $135,070, $131,650, $127,030 and $74,880, and $96,550 thereafter.

8. CONSTRUCTION IN PROGRESS

The Company had construction in progress of $1.34 million at December 31, 2013, consisting of three ongoing projects.

1) SmartHeat Energy is building a factory for a total estimated cost of $9.00 million, of which the Company paid $0.46 million as of December 31, 2013 and 2012. The Company temporarily halted construction on this factory because of the return of the land use right to the local authority with full refund of the purchase price received.

2) SmartHeat Siping has a construction project of $36,000 for the laying of a foundation for its machinery installation. This foundation project will be completed in the third quarter of 2014.

3) Taiyu paid $0.83 million for equipment and installation, this project was completed in July 2013 and is in the stage of final inspection by the authority.  The Company expects to complete the inspection in the third quarter of 2014.

The construction in progress at December 31, 2013 was fully impaired as described in Note 2 “Impairment of Long-Lived Assets”.

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

On December 30, 2013, the Company sold 40% equity interest of XinRui and owns 27.6% of Xinrui after the sale (See Note 2). The carrying amount of investment of Xinrui after the sale was $612,808.

On January 7, 2011, the Company invested $771,600 for 51% of the equity in Ruicheng and sold 40% equity interest of Ruicheng on December 30, 2013, and owns 30.6% of Ruicheng after the sale (See Note 2). The carrying amount of investment of Ruicheng after the sale was $321,997.

The long-term investment was accounted for under the equity method of accounting, the Company recorded the long-term investment in Ruicheng and XinRui at fair value as provided in ASC 323-10-30-2.  The fair value of the long-term investment was the prorated selling price for the remaining 60% equity interest that are allocated to Ruicheng and XinRui for approximately $26,720; accordingly, the Company recorded $0.91 million impairment loss of long-term investment in Ruicheng and XinRui for the excess of the carrying amount over the fair value.

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

Advances from third parties were short-term, non-interest-bearing advances from third parties due on demand.  Payable to Siping Beifang represents loans to them without interest and payable upon demand.

Refund of land use right previously purchased represented the refund received for the land use right SmartHeat Energy purchased in November 2010. SmartHeat Energy later cancelled the purchase due to the adjustments of the overall development plan of the area by the local authority. The local government agreed to the cancellation and refunded SmartHeat Energy $4.63 million as of December 31, 2013, and was committed to refund SmartHeat Energy the remaining purchase price.  On May 21, 2014, SmartHeat Energy and Shenyang City Development and Land Resource Bureau Economy and Technology Development Office entered into an official agreement, whereby full purchase price of the land use right will be returned to SmartHeat Energy in installments within 5 days from the effective date of the official agreement.  SmartHeat Energy will make the ownership change of the land use right upon receiving the refund from the local authority. As of June 30, 2014, SmartHeat Energy received a total of $14.89 million (RMB 91,622,000), of which, $4.79 million received in excess of the amount paid to acquire land use right. The local government has not yet made qualitative determination about the excess amount and until such time SmartHeat Energy receives further information, the excess amount will be recorded as other payable. The land use right title transfer is expected to complete by the end of 2014. Currently the land is used by the third party.

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

14. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued by a bank. The Company deposited a portion of the acceptance amount into the bank as collateral. The terms of the notes range from 3 - 6 months and bear no interest. At December 31, 2013 and 2012, the Company deposited $1.30 million and $0.37 million with the bank as restricted cash for the bank issuing the notes (See note 2). The restricted cash is refundable when the notes are repaid.

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

On March 26, 2014, the Company gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 3, 2015. The Company elected to pay the extension fee of 4% of the credit line amount of $2.5 million by issuing 200,000 shares of its common stock to Northtech at $0.50 per share. The Board of Directors  approved the extension on March 27, 2014.

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

	2013 (Restated)	2012
Deferred tax asset - current (bad debt allowance)	$7,715,041	$5,147,303
Deferred tax asset - current (inventory allowance)	2,321,878	959,388
Deferred tax asset – current (allowance to other receivable)	2,099,125	-
Deferred tax asset – current (allowance for advance to supplier)	398,224	-
Deferred tax asset – current (reserve for warranty)	75,808	-
Deferred tax asset – noncurrent (impairment loss on long-lived assets)	3,334,594	-
Less: valuation allowance	(15,944,670)	(6,106,691)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$(17,177)	$(93,054)

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

Consolidated foreign pretax loss approximated $52.09 million and $27.95 million for 2013 and 2012, respectively. Pretax earnings of a foreign subsidiary are subject to U.S. taxation when effectively repatriated. The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent those earnings are invested indefinitely outside the United States. At December 31, 2013, approximately 0.94 million of accumulated undistributed earnings of non-U.S. subsidiaries was invested indefinitely. At the existing U.S. federal income tax rate, additional taxes of $94,500 would have to be provided if such earnings were remitted currently.

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

Legal Proceedings

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, DharanendraRai et al. v. James Jun Wang, SmartHeat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both for violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint on the grounds that, among other things, the plaintiffs did not, in fact, allege that a member of our senior management team had sold their shares. The motion to dismiss was subsequently denied and the court set a discovery and class briefing schedule. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice to move again for such certification pending (1) the resolution of Halliburton Co. v. Erica P. John Fund, Inc., No. 13-317 (U.S. 2014) by the Supreme Court of the United States regarding the viability of the efficient market theory andthe plaintiffs’ claim that reliance, and therefore injury, can be determined on a classwide basis and(2) defendants' compliance with their discovery obligations.

23. CONDENSED FINANCIAL INFORMATION OF U.S. PARENT

SmartHeat Inc. is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Set forth below are condensed financial statements of SmartHeat Inc. (U.S. Parent) on a stand-alone, unconsolidated basis as of December 31, 2013 and 2012.

CONDENSED BALANCE SHEETS

	2013 (Restated)	2012

ASSETS

Cash and equivalents	$251,461	$82,479
Investment in subsidiaries	34,630,504	107,327,917
Other current assets	3,830,224	3,083,928
TOTAL ASSETS	$38,712,189	$110,494,324

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued liabilities and other payables	$3,562,896	$1,982,870

STOCKHOLDERS' EQUITY:
Common stock	$6,133	$5,733
Additional paid-in capital	87,393,606	103,607,559
Statutory reserve	5,389,056	5,396,014
Other comprehensive income	8,991,270	11,273,497
Accumulated deficit	(66,630,772)	(11,771,349)
Total stockholders' equity	35,149,293	108,511,454
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,712,189	$110,494,324

CONDENSED STATEMENTS OF OPERATIONS

	2013 (Restated)	2012
Operating expenses
General and administrative expenses	$1,531,085	$2,073,546
Impairment of long-term investment	908,084

Loss from operations	(2,439,169)	(2,073,546)

Non-operating income (expenses)	(1,006,242)	809,246

Equity loss in subsidiaries	(46,223,930)	(27,952,782)

Total non-operating loss	(47,230,172)	(27,143,536)

Loss before income tax	(49,669,341)	(29,217,082)

Income tax	-	-

Net loss	$(49,669,341)	$(29,217,082)

CONDENSED STATEMENTS OF CASH FLOWS

	2013 (Restated)	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,669,341)	$(29,217,082)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	-	37,919
Stock issued for consulting service	-	75,000
Shares issued for loan consenting fee	30,000	-
Loss (Gain) on settlement of debt	20,000	(813,245)
Amortization of loan origination and extension fee	102,477	-
Amortization of loan amendment fee paid by shares	31,315	-
Equity loss in subsidiaries	46,223,930	27,952,782
Loss on sale of equity interest	842,491	-
Impairment of long-term investment	908,084
Increase in current assets	-	880,750
Increase in current liabilities	367,185	2,001,959

Net cash (used in) provided by operating activities	(1,143,859)	918,083

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	-	(2,422,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit line payable	1,312,841	1,284,837
Proceeds from issuance of common stock	-	20,000

Net cash provided by financing activities	1,312,841	1,304,837

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	168,982	(199,880)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	82,479	282,359

CASH & EQUIVALENTS, END OF PERIOD	$251,461	$82,479

24. RESTATEMENT OF FINANCIAL STATEMENT

The consolidated financial statements for the year ended December 31, 2013 were restated to reflect the following:

1)	Impairment of long-lived assets of $13,730,849, long-lived assets including construction in progress of $1,340,904, property and equipment of $8,547,040, and intangible assets of $3,842,904.
2)	Impairment of long-term investment in Ruicheng and XinRui of $908,084.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at December 31, 2013:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Long term investment	$934,805	$26,721	$(908,084)
Construction in progress	1,340,904	-	(1,340,904)
Property and equipment, net	10,185,160	1,638,120	(8,547,040)
Intangible assets, net	14,885,623	11,042,719	(3,842,904)
Total assets	129,453,735	114,814,802	(14,638,933)
Accumulated deficit	(51,991,839)	(66,630,772)	(14,638,933)
Total Company stockholders’ equity	44,295,886	35,149,293	(9,146,593)
Noncontrolling interest	27,833,735	22,341,394	(5,492,341)
Total equity	$72,129,620	$57,490,687	$(14,638,933)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2013:

Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
Long-lived assets impairment	$-	$13,730,849	$13,730,849
Impairment of long-term investment		908,084	908,084
Total operating expenses	43,911,483	58,550,416	14,638,933
Loss before income taxes	(40,893,308)	(55,532,241)	(14,638,933)
Net loss before noncontrolling interest	(40,842,652)	(55,481,585)	(14,638,933)
Less: loss attributable to noncontrolling interest	(319,904)	(5,812,244)	(5,492,340)
Net loss to SmartHeat Inc.	(40,522,748)	(49,669,341)	(9,146,593)

Basic and diluted EPS	$(6.90)	$(8.46)	$(1.56)

25. SUBSEQUENT EVENTS

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

On March 26, 2014, the Company gave notice to Northtech Holdings, Inc. pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 3, 2015. The Company elected to pay the extension fee of 4% of the credit line amount of $2.5 million by issuing 200,000 shares of its common stock to Northtech at $0.50 per share. The BOD approved such extension on March 27, 2014

On March 27, 2014, The Compensation Committee of the Board approved to grant certain individuals the Company’s common stock in recognition of their valuable services to the Company and its subsidiaries in 2013. The individual and number of shares granted is as follows:100,000 shares to Bialowons, 50,000 shares to Jane Ai, 50,000 shares to Rhett Wang and 50,000 shares to Ken Scipta. The stock price is $0.15 on grant date, and the FV of the shares granted at the grant date is $37,500.

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

SMARTHEAT INC.
(Registrant)
Date: October 24, 2014	By:	/s/ Oliver Bialowons
Oliver Bialowons President (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

10.15	Assignment and Assumption Agreement between SmartHeat Inc., and Northtech Holdings Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on August 6, 2010)
10.16	Assignment Agreement between SmartHeat Inc. and Heat HP, Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on August 6, 2010)
10.17	Assignment Agreement between SmartHeat Inc. and Heat PHE, Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on August 6, 2010)
10.18	Equity Interest Purchase Agreement by and between SmartHeat Inc. and the Buyers, dated October 10, 2013 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on October 10, 2010)
21.1†	Subsidiaries of the Registrant
24.1†	Power of Attorney (Included on the Signature Page of the Annual Report on Form 10-K filed on April 14, 2014)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#           Indicates management contract or compensatory plan, contract or arrangement.
†           Filed herewith.
‡           Furnished herewith.