Form 10-Q/A
period 2014-03-31
SMARTHEAT INC.
filed 2014-11-25
CIK 1384135

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
YES  ☐   NO  ☒

As of November 18, 2014, there were 6,783,399 shares of common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of SmartHeat Inc. (the “Company”) for the quarter ended March 31, 2014, originally filed with the Securities and Exchange Commission on June 26, 2014 (the “Original Form 10-Q”), is (1) to amend the Company’s Consolidated Financial Statements and related notes to recognize the loss that the Company incurred on a proposed sale of the stock in certain subsidiaries of the Company as an asset impairment occurred in 2013 even though the conditions precedent to the closing of the sale have not been satisfied and (2) to make additional non-substantive revisions to the notes to the Financial Statements and this Form 10-Q.

On September 18, 2014, the Company reported in further detail the background on the need to restate its financial statements in an Item 4.02 report on Form 8-K available at  www.sec.gov.

This Amendment No. 1 to this Form 10-Q speaks as of the original filing date of the Original Form 10-Q, and except for the disclosures required to be disclosed in the Subsequent Events section of the Notes, does not reflect events that may have occurred subsequent to the original filing date, and does not, except as stated above, modify or update in any way disclosures made in the Original Form 10-Q.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(UNAUDITED) (RESTATED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$8,411,143	$13,602,399
Restricted cash	1,455,554	2,458,758
Accounts receivable, net	2,054,887	12,167,565
Retentions receivable, net	4,023,150	4,202,109
Advances to suppliers, net	3,718,489	6,584,832
Other receivables (net), prepayments and deposits	2,132,253	2,644,522
Inventories, net	56,949,501	56,324,363
Taxes receivable	767,231	989,635
Notes receivable - bank acceptances	2,000,770	2,759,251

Total current assets	81,512,978	101,733,433

NONCURRENT ASSETS
Long term investment	23,132	26,721
Restricted cash	249,744	135,926
Retentions receivable	-	237,882
Advance for equipment purchase	1,242,074	-
Property and equipment, net	1,549,179	1,638,120
Intangible assets, net	10,816,845	11,042,719

Total noncurrent assets	13,880,974	13,081,369

TOTAL ASSETS	$95,393,952	$114,814,802

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,778,423	$6,683,860
Advance from customers	2,093,647	2,630,061
Taxes payable	16,965	197,078
Accrued liabilities and other payables	17,415,851	17,215,006
Notes payable - bank acceptances	1,550,872	2,590,025
Loans payable	20,110,039	24,462,299

Total current liabilities	47,965,797	53,778,329

CREDIT LINE PAYABLE	1,749,335	1,396,378

LONG-TERM LOAN	2,113,100	2,132,231

DEFERRED TAX LIABILITY	2,951	17,177

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 6,133,399 shares issued and outstanding as of March 31, 2014 and December 31, 2013	6,133	6,133
Paid-in capital	87,393,606	87,393,606
Shares to be issued	37,500	-
Statutory reserve	5,389,057	5,389,057
Accumulated other comprehensive income	8,552,164	8,991,269
Accumulated deficit	(75,529,182)	(66,630,772)

Total Company stockholders' equity	25,849,278	35,149,293

NONCONTROLLING INTEREST	17,713,491	22,341,394

TOTAL EQUITY	43,562,769	57,490,687

TOTAL LIABILITIES AND EQUITY	$95,393,952	$114,814,802

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	THREE MONTHS ENDED MARCH 31,
	2014 (RESTATED)	2013
	(UNAUDITED)

Net sales	$4,959,966	$6,168,431
Cost of goods sold	5,363,957	8,945,191

Gross loss	(403,991)	(2,776,760)

Operating expenses
Selling	1,566,511	1,695,942
General and administrative	2,618,435	2,336,643
Provision for bad debts	8,749,275	4,763,074
Provision for advance to supplier	74,790	1,240,679

Total operating expenses	13,009,011	10,036,338

Loss from operations	(13,413,002)	(12,813,098)

Non-operating income (expenses)
Investment (loss) income	(3,609)	561
Interest income	27,683	15,390
Interest expense	(369,142)	(343,811)
Financial expense	(52,136)	(62,899)
Foreign exchange transaction gain	3,399	2,499
Other income, net	241,751	310,298

Total non-operating expenses, net	(152,054)	(77,962)

Loss before income tax	(13,565,056)	(12,891,060)
Income tax benefit	(14,536)	(22,444)

Net loss before noncontrolling interest	(13,550,520)	(12,868,616)
Less: Loss attributable to noncontrolling interest	(4,652,110)	(44,742)

Net loss to SmartHeat Inc.	(8,898,410)	(12,823,874)

Other comprehensive item
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	(439,105)	188,517

Foreign currency translation gain attributable to noncontrolling interest	24,207	2,732

Comprehensive loss attributable to SmartHeat Inc.	$(9,337,515)	$(12,635,357)

Comprehensive loss attributable to noncontrolling interest	$(4,627,903)	$(42,010)

Basic and diluted weighted average shares outstanding	6,147,288	5,733,399

Basic and diluted loss per share	$(1.45)	$(2.24)

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2014 (RESTATED)	2013
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(13,550,520)	$(12,868,616)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Investment (income) loss	3,609	(561)
Depreciation and amortization	261,786	523,793
Provision for bad debts	8,749,275	4,763,074
Provision for inventory impairment	1,042,792	4,930,764
Provision for advance to suppliers	74,790	1,240,679
Changes in warranty reserves	(3,482)	10,627
Stock based compensation for shares to be issued to officers and director	37,500	-
Changes in deferred tax	(14,150)	(22,689)
(Increase) decrease in assets and liabilities:
Accounts receivable	2,503,638	6,921,548
Retentions receivable	379,104	(477,454)
Advances to suppliers	3,795,413	941,871
Other receivables, prepayments and deposits	(1,788,106)	(243,164)
Inventories	(2,173,250)	(7,127,116)
Taxes receivable	36,344	(2,031,312)
Accounts payable	(867,395)	684,949
Advance from customers	(3,493,608)	877,244
Accrued liabilities and other payables	3,253,161	35,237

Net cash used in operating activities	(1,753,099)	(1,841,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	870,932	(247,156)
Acquisition of property & equipment	(10,260)	(257,492)
Notes receivable	737,813	266,004
Advance for equipment purchase	(1,248,997)	-

Net cash provided by (used in) investing activities	349,488	(238,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	7,178,649	22,821,303
Repayment on short-term loans	(11,334,454)	(24,281,277)
Credit line payable	450,000	300,000

Net cash used in financing activities	(3,705,805)	(1,159,974)

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(81,840)	(32,444)

NET DECREASE IN CASH & EQUIVALENTS	(5,191,256)	(3,272,188)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	13,602,399	18,336,163

CASH & EQUIVALENTS, END OF PERIOD	$8,411,143	$15,063,975

Supplemental cash flow data:
Income tax paid	$12,772	$589,065
Interest paid	$430,154	$340,139

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 (RESTATED) (UNAUDITED) AND DECEMBER 31, 2013

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

After the assignment, Heat HP Inc. owned 100% of SmartHeat (China) Investment Co., Ltd. (“SmartHeat Investment”), SmartHeat (Shanghai) Trading Co., Ltd. (“SmartHeat Trading”), Beijing SmartHeatJinhui Energy Technology Co., Ltd. (“Jinhui”), SmartHeat Deutschland GmbH (“SmartHeat Germany”), and 98.8% of SmartHeat (Shenyang) Heat Pump Technology Co., Ltd. (“SmartHeat Pump”).

After the assignment, Heat PHE Inc. owned 100% of SmartHeatTaiyu (Shenyang) Energy Technology Co., Ltd. (“Taiyu”), SanDeKe Co., Ltd., (“SanDeKe”), SmartHeatSipingBeifang Energy Technology Co., Ltd. (“SmartHeatSiping”), SmartHeat (Shenyang) Energy Equipment Co., Ltd. (“SmartHeat Energy”), and 51% of Hohhot Ruicheng Technology Co., Ltd. (“Ruicheng”).

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

On December 30, 2013, the Company, closed the transaction contemplated by the Equity Interest Purchase Agreement dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries: SmartHeatTaiyu (Shenyang) Energy; SmartHeatSipingBeifang Energy Technology Co., Ltd.; SmartHeat (Shenyang Energy Equipment) Co. Ltd.; HohotRuicheng Technology Co., Ltd.; and UrumchiXinRui Technology Limited Liability Company (collectively, the “Target Companies”). The purchase price was RMB 5,000,000. UrumchiXinRui Technology Limited Liability Company (“XinRui”) was 46% owned by SmartHeat US parent company prior to 40% equity interest sell.

The Company retained an option to repurchase the equity interests of the Target Companies from the buyers at a purchase price of RMB 5,600,000 which terminated on February 28, 2014 unexercised. If the Company does not exercise its option to repurchase the equity interest, the buyers shall have the option to purchase an additional 40% equity interest in the Target Companies for an additional purchase price of RMB 6,000,000, which was exercised on March 27, 2014 subject to satisfaction of the terms set forth in the Equity Interest Purchase Agreement including, without limitation, requisite approval of the Company’s shareholders prior to completing the sale.  In the event such approval is not obtained, the buyers may terminate the Equity Interest Purchase Agreement. Should the buyers exercise their option to purchase the additional 40% equity interest, and the Company’s shareholders approve the sale, the Company has the option to require the Buyers to purchase the remaining 20% equity interest for a purchase price of RMB 2,500,000.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s U.S. parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries Taiyu, SanDeKe, SmartHeatSiping, Jinhui, SmartHeat Investment, SmartHeat Shenyang Energy, SmartHeat Trading, Ruicheng, SmartHeat Germany, SmartHeat Shenyang Heat Pump, and Heat Exchange, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation. After the sale of 40% equity interest of Taiyu, Siping, Shenyang Energy, Ruicheng and Xinrui (See Note 9) on December 30, 2013, the Company now owns 60% of Taiyu, Siping and Shenyang Energy, and 30.6% of Ruicheng, which is accounted for under the equity method of accounting.

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

According to ASC 360-10-35, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company believed the following events or changes in circumstances indicated the carrying amount of its long-lived assets (asset group) may not be recoverable: 1) a current expectation that, more likely than not, a long-lived assets (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, and 2) A significant decrease in the market price of a long-lived asset (asset group). Since the Company has the option to sell  100% ownership in Target Companies for RMB 13.5 million ($2.21 million), a significant decrease in the market price, before the end of its previously estimated useful life for their long-lived assets, the Company therefore performed assets recoverability testing by comparing the assets estimated future undiscounted cash flows with their carrying value, and concluded the long-lived assets were not recoverable as a result of future cash flows are less than the carrying amount.  The Company further calculated the impairment loss amount of Target Companies by determining the fair value for the long-lived asset group and recorded a write-down (loss) for the difference between their carrying value and their fair value.  Fair value is an asset’s purchase or sale price in a current transaction between willing parties. The best evidence of fair value is prices quoted in active markets, although the Company has the option to sell 100% ownership in Target Companies for RMB 13.5 million ($2.21 million), the market prices are not available for many long-lived assets such as equipment, the Company therefore used discounted cash flow method for estimating fair value of long-lived assets which are acceptable under ASC 360-10.

Based on its evaluation, the Company believed, as of December 31, 2013, the long-lived assets of Target companies including construction in progress, property and equipment, and intangible assets were impaired for $13.73 million.  In addition, the Company retained remaining 30.6% and 27.6% interest in Ruicheng and XinRui (after the 40% sale), respectively, at December 31, 2013, that was accounted for under the equity method of accounting; the Company recorded the long-term investment in Ruicheng and XinRui at fair value as provided in ASC 323-10-30-2.  The fair value of the long-term investment was the prorated selling price for the remaining 60% equity interest that are allocated to Ruicheng and XinRui for approximately $26,720; accordingly, the Company recorded $0.91 million impairment loss of long-term investment in Ruicheng and XinRui for the excess of the carrying amount over the fair value for the year ended December 31, 2013.

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

	Three Months Ended March 31,
	2014 (Restated)	2013

Revenue from unaffiliated customers:
Plate heating, meters and related	$4,385,142	$5,671,793
Heat pumps and related	574,824	496,638
Consolidated	4,959,966	6,168,431
Loss from operations:
Plate heating, meters and related	(11,753,591)	(11,397,442)
Heat pumps and related	(1,132,584)	(1,242,462)
Corporation	(526,827)	(173,194)
Consolidated	(13,413,002)	(12,813,098)
Net loss before noncontrolling interest:
Plate heating, meters and related	(11,900,934)	(11,582,874)
Heat pumps and related	(1,065,777)	(1,071,012)
Corporation	(583,809)	(214,730)
Consolidated	(13,550,520)	(12,868,616)
Depreciation and amortization:
Plate heating, meters and related	94,271	382,667
Heat pumps and related	127,856	122,981
Corporation	39,659	18,145
Consolidated	261,786	523,793
Total assets:
Plate heating, meters and related	96,680,854	113,919,061
Heat pumps and related	42,564,849	13,674,622
Corporation	3,335,431	3,374,858
Inter-segment elimination	(47,187,182)	(16,153,739)
Consolidated	$95,393,952	$114,814,802

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

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	2014 (Restated)	2013
Buildings	$4,935,499	$4,980,184
Production equipment	8,572,172	8,599,701
Office equipment	1,115,131	1,124,176
Vehicles	932,184	940,624
Total	15,554,986	15,644,685
Less: accumulated depreciation	(5,458,767)	(5,459,525)
Less: impairment	(8,547,040)	(8,547,040)
Property & equipment, net	$1,549,179	$1,638,120

Depreciation for the three months ended March 31, 2014 and 2013 was $94,413 and $354,400, respectively.

6. OTHER RECEIVABLES, PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at March 31, 2014 and December 31, 2013, respectively:

	2014	2013
Advance to third parties	$10,589,716	$10,059,572
Deposit for public bids of sales contracts	619,346	758,465
Prepayment for freight, related, insurance, advertisement and consulting expenses	55,433	73,773
Other deposits	69,406	53,863
Advance to employees	864,051	926,441
Others	939,239	680,588
Total	13,137,191	12,552,702
Less: bad debt allowance	(11,004,938)	(9,908,180)
Other receivables (net), prepayments & deposits	$2,132,253	$2,644,522

Advance to third parties were short-term unsecured advances to unrelated parties with payment usually due within a year and includes an advance to SipingBeifang of RMB 22.13 million ($3.60 million) that is non-interest bearing and with due date extended to September 2014, and an advance to an unrelated company of RMB 41.02 million ($6.67 million) that is non-interest bearing and will be collected by the end of June 2014.

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

Intangible assets consisted of the following at March 31, 2014 and December 31, 2013, respectively:

	Estimated Useful Life (In years)	2014 (Restated)	2013
Land use rights	50	$15,065,942	$15,167,552
Know-how technology	5 – 10	903,246	911,423
Customer lists	5	212,913	214,841
Covenants not to compete	5	115,824	116,873
Software	5	459,779	680,049
Trademarks	7	295,870	298,549
Total		17,053,574	17,389,287
Less: accumulated amortization		(2,393,825)	(2,503,664)
Less: impairment		(3,842,904)	(3,842,904)
Intangible assets, net		$10,816,845	$11,042,719

Amortization of intangible assets for the three months ended March 31, 2014 and 2013, was $127,695 and $151,200, respectively. Annual amortization for the next five years from March 31, 2014, is expected to be $197,605, $135,632, $133,724, $115,446 and $72,966, and $81,726 thereafter.

8. CONSTRUCTION IN PROGRESS

The construction in progress at December 31, 2013 was fully impaired as disclosed in Note 2 “Impairment of Long-Lived Assets”.  There was no new construction in progress as at March 31, 2014.

9. LONG TERM INVESTMENT

Prior to December 30, 2013, the Company invested $722,700 to establish XinRui. The Company owned 46% of XinRui and accounted for this investment under the equity method. On December 30, 2013, the Company sold 40% equity interest of XinRui and owns 27.6% of Xinrui after the sale (See Note 2). The carrying amount of investment in Xinrui after the sale was $612,808.  The investment income from XinRui was $1,815 during the three months ended March 31, 2014.

The unaudited condensed Statement of Income of XinRui for the three months ended March 31, 2014 is below:

Net revenue	$124,052
Cost of revenue	(76,493)
Gross profit	47,559
Operating expenses	38,789
Income from operations	8,770
Non-operating loss	(3)
Income tax expense	(2,192)
Net income	$6,575

Prior to December 30, 2013, the Company invested $771,600 for 51% of the equity in Ruicheng.  The Company sold 40% equity interest of Ruicheng on December 30, 2013, and owns 30.6% of Ruicheng after the sale (See Note 2). The carrying amount of investment in Ruicheng after the sale was $321,997. The investment loss from Ruicheng was $5,423 during the three months ended March 31, 2014.

The unaudited condensed Statement of Income of Ruicheng for the three months ended March 31, 2014 is below:

Net revenue	$75,126
Cost of revenue	(54,319)
Gross profit	20,807
Operating expenses	41,963
Loss from operations	(21,156)
Non-operating income	3,432
Income tax expense	-
Net loss	$(17,724)

The long-term investment was accounted for under the equity method of accounting, the Company recorded the long-term investment in Ruicheng and XinRui at fair value as provided in ASC 323-10-30-2.  The fair value of the long-term investment was the prorated selling price for the remaining 60% equity interest that are allocated to Ruicheng and XinRui for approximately $26,720; accordingly, the Company recorded $0.91 million impairment loss of long-term investment in Ruicheng and XinRui for the excess of the carrying amount over the fair value for the year ended December 31, 2013.

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

For the three months ended March 31, 2014 and 2013, no vendors accounted for over 10% of the Company’s total purchases.

11. TAXES RECEIVABLE

Taxes receivable consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Income	$179,142	$180,764
Value-added	565,742	787,293
Other	22,347	21,578
Total	$767,231	$989,635

12. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Income	$-	$516
Value-added	-	160,118
Other	16,965	36,444
Total	$16,965	$197,078

13. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Advance from third parties	$3,282,217	$3,378,167
Payable to SipingBeifang	2,290,186	2,306,184
Payable for equipment purchase	319,403	322,295
Deposit from customer	2,961,428	2,988,240
Refund of land use right purchased	4,585,751	4,627,270
Others	1,552,575	1,738,241
Warranty reserve (See Note 2)	704,153	472,558
Accrued expenses	1,720,138	1,382,051
Total	$17,415,851	$17,215,006

Advances from third parties were short-term, non-interest-bearing advances from third parties due on demand.  Payable to SipingBeifang represented loans to them without interest and payable upon demand.  Deposit from customer represented advance payment from a customer for the Company to execute the sales order; however, the customer wanted to cancel the order after the Company commenced manufacturing and the Company refused to return the deposit claiming breach of the contract by the customer. The dispute was filed with the court and is currently docketed for trial.

Refund of land use right previously purchased represented the refund received for the land use right SmartHeat Energy purchased in November 2010. SmartHeat Energy later cancelled the purchase due to the adjustments of the overall development plan of the area by the local authority. The local government agreed to the cancellation and refunded SmartHeat Energy $4.63 million as of December 31, 2013, and was committed to refund SmartHeat Energy the remaining purchase price.  On May 21, 2014, SmartHeat Energy and Shenyang City Development and Land Resource Bureau Economy and Technology Development Office entered into an official agreement, whereby full purchase price of the land use right will be returned to SmartHeat Energy in installments within 5 days from the effective date of the official agreement.  SmartHeat Energy will make the ownership change of the land use right upon receiving the refund from the local authority. As of June 30, 2014, SmartHeat Energy received a total of $14.89 million (RMB 91,622,000), of which, $4.79 million received in excess of the amount paid to acquire land use right. The local government has not yet made qualitative determination about the excess amount and until such time SmartHeat Energy receives further information, the excess amount is recorded as other payable as of June 30, 2014. The land use right title transfer is expected to complete by the end of 2014. Currently the land is used by the third party.

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

	2014 (Restated)	2013
Deferred tax asset - current (bad debt allowance)	$8,825,681	$7,715,041
Deferred tax asset - current (inventory allowance)	2,534,346	2,321,878
Deferred tax asset – current (allowance to other receivable)	2,281,198	2,099,125
Deferred tax asset – current (allowance for advance to supplier)	413,245	398,224
Deferred tax asset – current (reserve for warranty)	82,703	75,808
Deferred tax asset – current (NOL)	2,661,508	2,464,239
Deferred tax asset – noncurrent (impairment loss on long – lived assets)	3,334,594	3,334,594
Less: valuation allowance	(20,133,275)	(18,408,909)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$(2,951)	$(17,177)

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

SmartHeatSiping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Pump, SmartHeat Trading and Heat Exchange are subject to the regular 25% PRC income tax rate. SmartHeat Germany is subject to a 15% corporate income tax in Germany.

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the board of directors for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. Taiyu, SanDeKe, SmartHeatSiping, Jinhui, SmartHeat Investment and Ruicheng were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. As of March 31, 2014, the Company met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40.00 million in registered capital by April 2015 (See note 21).

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

On September 17, 2013, the Company’s BOD approved the issuance of 100,000 restricted shares of common stock to Northtech for their consent to the Company to enter into an Equity Interest Purchase Agreement as contemplated by the stalking horse proposal and approved by the Company’s Board. The stock price on the approval date is $0.30, the fair value of the shares issued was $30,000. Under the terms of the Equity Interest Purchase Agreement, the buyers agreed to purchase 40% of the Company’s equity interests in the following PHE segment subsidiaries: Taiyu, SmartHeatSiping, SmartHeat Energy, Ruicheng, and XinRui (collectively, the “Target Companies”).  The purchase price is RMB 5,000,000 ($0.82 million), was paid by the buyers on December 30, 2013.

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

Legal Proceedings

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption  Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , SmartHeat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice. On August 6, 2014, the lead plaintiff once again filed a motion for class certification.  On September 19, 2014, we filed an opposition to the lead plaintiff’s motion for class certification, to which plaintiff filed a response on October 20, 2014.  We have also indicated to the Court that we plan to file a summary judgment motion and have requested a conference (as required by the Court) to discuss this motion.  The Court has indicated that it will schedule a conference regarding the summary judgment motion after the Court has decided the class certification motion.  The pleadings and court orders are publicly available. We intend to vigorously defend this action, as we believe the allegations against us are without merit.

23. RESTATEMENT OF FINANCIAL STATEMENT

The unaudited consolidated financial statements for the three months ended March 31, 2014 are restated as a result of the Company’s restatement of its Form 10K for the year ended December 31, 2013 which was filed with the Securities and Exchange Commission (“SEC”) on October 24, 2014, to reflect the following:

1. Impairment of long-lived assets of $13.73 million at December 31, 2013 which includes construction in progress of $1.34 million, property and equipment of $8.55 million and intangible assets of $3.84 million;

2. Impairment of long-term investment in Ruicheng and XinRui of $908,084 at December 31, 2013.

As a result of the above restatements, the Company also adjusted depreciation expense of $260,987 and amortization expense of $34,905 for the three months ending March 31, 2014 and accumulated other comprehensive income of $0.12 million as at and for the three months ended March 31, 2014.

The following table presents the effects of the restatement adjustment on the accompanying unaudited consolidated balance sheet at March 31, 2014:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Long term investment	$931,216	$23,132	$(908,084)
Construction in progress	1,326,234	-	(1,326,234)
Property and equipment, net	9,761,183	1,549,179	(8,212,004)
Intangible assets, net	14,590,363	10,816,845	(3,773,518)
Total assets	109,613,792	95,393,952	(14,219,840)
Paid in capital	81,901,266	87,393,606	5,492,340
Accumulated other comprehensive income	8,428,963	8,552,164	123,201
Accumulated deficit	(61,067,784)	(75,529,182)	(14,461,398)
Total Company stockholders’ equity	34,695,135	25,849,278	(8,845,857)
Noncontrolling interest	23,087,474	17,713,491	(5,373,983)
Total equity	$57,782,609	$43,562,769	$(14,219,840)

The following table presents the effects of the restatement adjustment on the accompanying unaudited consolidated statement of operations and comprehensive loss for the three months ended March 31, 2014:

Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
General and administrative	$2,914,327	$2,618,435	$(295,892)
Total operating expenses	13,304,903	13,009,011	(295,892)
Loss before income taxes	(13,860,948)	(13,565,056)	295,892
Net loss before noncontrolling interest	(13,846,412)	(13,550,520)	295,892
Less: loss attributable to noncontrolling interest	(4,770,467)	(4,652,110)	118,357
Net loss to SmartHeat Inc.	(9,075,945)	(8,898,410)	177,535
Basic and diluted earnings (loss) per share	$(1.48)	$(1.45)	$0.03

24. SUBSEQUENT EVENTS

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

On November 10, 2014, the Company received notice that the Securities and Exchange Commission denied its application to review NASDAQ’s decision to delist its common stock from the NASDAQ Capital Market.

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

Based on its evaluation, the Company believed, as of December 31, 2013, the long-lived assets of Target Companies including construction in progress, property and equipment, and intangible assets were impaired for $13.73 million.  In addition, the Company retained remaining 30.6% and 27.6% interest in Ruicheng and XinRui (after the 40% sale), respectively, at December 31, 2013, that was accounted for under the equity method of accounting, the Company recorded the long-term investment in Ruicheng and XinRui at fair value as provided in ASC 323-10-30-2.  The fair value of the long-term investment was the prorated selling price for the remaining 60% equity interest that are allocated to Ruicheng and XinRui for approximately $26,720; accordingly, the Company recorded $0.91 million impairment loss of long-term investment in Ruicheng and XinRui for the excess of the carrying amount over the fair value for the year ended December 31, 2013.

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

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$4,959,966		$6,168,431
Cost of sales	5,363,957	108%	8,945,191	145%
Gross loss	(403,991)	(8)%	(2,776,760)	(45)%
Operating expenses	13,009,011	262%	10,036,338	163%
Loss from operations	(13,413,002)	(270)%	(12,813,098)	(208)%
Non-operating expenses, net	(152,054)	(3)%	(77,962)	(1)%
Income tax benefit	(14,536)	0.3%	(22,444)	0.4%
Less: income (loss) attributable to noncontrolling interest	(4,652,110)	(94)%	(44,742)	(1)%
Net Loss to SmartHeat Inc.	$(8,898,410)	(179)%	$(12,823,874)	(208)%

The following table sets forth the results of our operations for our PHE and heat meter segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$4,385,142		$5,671,793
Cost of sales	4,856,759	111%	8,680,737	153%
Gross loss	(471,617)	(11)%	(3,008,944)	(53)%
Operating expenses	11,281,974	257%	8,388,498	148%
Loss from operations	(11,753,591)	(268)%	(11,397,442)	(201)%
Non-operating expenses, net	(147,252)	(3)%	(191,579)	(3)%
Income tax expense (benefit)	90	0.002%	(6,147)	(0.1)%
Less: income (loss) attributable to noncontrolling interest	(4,638,041)	(106)%	(37,228)	(1)%
Net Loss to SmartHeat Inc.	$(7,262,892)	(166)%	$(11,545,646)	(204)%

The following table sets forth the results of our operations for our HP segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$574,824		$496,638
Cost of sales	507,198	88%	406,865	82%
Gross profit	67,626	12%	89,773	18%
Operating expenses	1,200,210	209%	1,332,234	268%
Loss from operations	(1,132,584)	(197)%	(1,242,461)	(250)%
Non-operating income, net	52,181	9%	155,152	31%
Income tax benefit	(14,626)	(3)%	(16,297)	(3)%
Less: income (loss) attributable to noncontrolling interest	(14,069)	(2)%	(7,514)	(2)%
Net Loss to SmartHeat Inc.	$(1,051,709)	(183)%	$(1,063,498)	(214)%

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

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $13.01 million in the three months ended March 31, 2014, compared to $10.04 million in the same period of 2013, an increase of $2.97 million or 30%. Operating expenses as a percentage of sales were 262% in the three months ended March 31, 2014, compared to 163% in the same period of 2013. The increase in operating expenses was mainly due to increased provision for bad debts of $8.75 million and general and administrative expense of $2.62million for the three months ended March 31, 2014, compared with$4.76 million provision for bad debts and $2.34 million general and administrative expense for the three months ended March 31, 2013.

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

Net Loss. Our net loss for the three months ended March 31, 2014, was $8.90 million compared to net loss of $12.82 million for the same period of 2013, a decrease of $3.93 million or 31%. Net loss as a percentage of sales was 179% in the three months ended March 31, 2014, and net loss as a percentage of sales was 208% in the same period of 2013. This decrease in net loss was attributable to decreased inventory impairment provision and more loss attributable to noncontrolling interest resulting from the sale of 40% equity interest on Taiyu, Siping and Shenyang Energy on December 30, 2013.

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

Contingencies

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption  Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , SmartHeat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice. On August 6, 2014, the lead plaintiff once again filed a motion for class certification.  On September 19, 2014, we filed an opposition to the lead plaintiff’s motion for class certification, to which plaintiff filed a response on October 20, 2014.  We have also indicated to the Court that we plan to file a summary judgment motion and have requested a conference (as required by the Court) to discuss this motion.  The Court has indicated that it will schedule a conference regarding the summary judgment motion after the Court has decided the class certification motion.  The pleadings and court orders are publicly available. We intend to vigorously defend this action, as we believe the allegations against us are without merit.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption  Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , SmartHeat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice. On August 6, 2014, the lead plaintiff once again filed a motion for class certification.  On September 19, 2014, we filed an opposition to the lead plaintiff’s motion for class certification, to which plaintiff filed a response on October 20, 2014.  We have also indicated to the Court that we plan to file a summary judgment motion and have requested a conference (as required by the Court) to discuss this motion.  The Court has indicated that it will schedule a conference regarding the summary judgment motion after the Court has decided the class certification motion.  The pleadings and court orders are publicly available. We intend to vigorously defend this action, as we believe the allegations against us are without merit.

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

SMARTHEAT INC.
(Registrant)

Date: November 24, 2014	By:	/s/ Oliver Bialowons
Oliver Bialowons President (Principal Executive Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Acting Chief Accountant pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of President and Acting Chief Accountant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith