Form 10-Q/A
period 2014-06-30
SMARTHEAT INC.
filed 2014-11-25
CIK 1384135

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of SmartHeat Inc. (the “Company”) for the quarter ended June 30, 2014, originally filed with the Securities and Exchange Commission on September 8, 2014 (the “Original Form 10-Q”), is (1) to amend the Company’s Consolidated Financial Statements and related notes to recognize the loss that the Company   incurred on a proposed sale of the stock in certain subsidiaries of the Company as an asset impairment occurred in 2013 even though the conditions precedent to the closing of the sale have not been satisfied and (2) to make additional non-substantive revisions to the notes to the financial statements and this Form 10-Q.

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

SmartHeat Inc.

NOTE ABOUT FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, the competitive nature of our business and markets and product qualification requirements of our customers. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

●	our goals and strategies;

●	our expansion plans;

●	our future business development, financial conditions and results of operations;

●	the expected growth of the market for PHE products, heat meters and heat pumps in our target markets;

●	our expectations regarding demand for our products;

●	our expectations regarding keeping and strengthening our relationships with key customers;

●	our ability to stay abreast of market trends and technological advances;

●	our ability to protect our intellectual property rights effectively and not infringe on the intellectual property rights of others;

●	our ability to attract and retain quality employees;

●	our ability to pursue strategic acquisitions and alliances;

●	competition in our industry in China;

●	general economic and business conditions in the regions in which we sell our products;

●	relevant government policies and regulations relating to our industry; and

●	market acceptance of our products.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(RESTATED) (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash & equivalents	$18,996,617	$13,602,399
Restricted cash	670,830	2,458,758
Accounts receivable, net	15,099,549	12,167,565
Retentions receivable, net	2,597,790	4,202,109
Advances to suppliers, net	6,260,546	6,584,832
Other receivables (net), prepayments and deposits	3,972,878	2,644,522
Inventories, net	54,194,515	56,324,363
Taxes receivable	633,406	989,635
Notes receivable - bank acceptances	683,906	2,759,251

Total current assets	103,110,037	101,733,433

NONCURRENT ASSETS
Long term investment	3,960	26,721
Restricted cash	316,899	135,926
Retentions receivable	-	237,882
Property and equipment, net	2,104,650	1,638,120
Intangible assets, net	643,503	11,042,719

Total noncurrent assets	3,069,012	13,081,369

TOTAL ASSETS	$106,179,049	$114,814,802

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,626,668	$6,683,860
Advance from customers	2,744,657	2,630,061
Taxes payable	26,761	197,078
Accrued liabilities and other payables	17,531,682	17,215,006
Notes payable - bank acceptances	-	2,590,025
Loans payable	24,983,580	24,462,299

Total current liabilities	51,913,348	53,778,329

CREDIT LINE PAYABLE	2,149,335	1,396,378

LONG-TERM LOAN	2,112,859	2,132,231

DEFERRED TAX LIABILITY	91,419	17,177

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 6,583,399 shares and 6,133,399 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	6,583	6,133
Paid-in capital	87,225,660	87,393,606
Statutory reserve	5,389,057	5,389,057
Accumulated other comprehensive income	8,473,105	8,991,269
Accumulated deficit	(72,088,679)	(66,630,772)

Total Company stockholders' equity	29,005,725	35,149,293

NONCONTROLLING INTEREST	20,906,362	22,341,394

TOTAL EQUITY	49,912,088	57,490,687

TOTAL LIABILITIES AND EQUITY	$106,179,049	$114,814,802

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2014 (RESTATED)	2013	2014 (RESTATED)	2013
	(UNAUDITED)		(UNAUDITED)

Net sales	$10,669,833	$13,891,423	$5,709,867	$7,722,992
Cost of goods sold	12,701,080	14,265,228	7,337,123	5,320,037

Gross loss (income)	(2,031,247)	(373,805)	(1,627,256)	2,402,955

Operating expenses
Selling	3,523,056	3,242,531	1,956,545	1,546,589
General and administrative	4,056,533	4,818,674	1,438,098	2,482,031
Provision for bad debts	(3,399,744)	12,287,944	(12,149,019)	7,524,870
Provision for advance to supplier	108,270	1,529,595	33,480	288,916

Total operating expenses (income)	4,288,115	21,878,744	(8,720,896)	11,842,406

Income (loss) from operations	(6,319,362)	(22,252,549)	7,093,640	(9,439,451)

Non-operating income (expenses)
Investment (loss) income	(22,891)	39,345	(19,282)	38,784
Interest income	64,583	28,975	36,900	13,585
Interest expense	(857,146)	(772,242)	(488,004)	(428,431)
Financial expense	(276,171)	(150,341)	(224,035)	(87,442)
Gain on issuance of stock	70,000	-	70,000	-
Foreign exchange transaction gain	5,550	3,339	2,151	840
Other income, net	510,725	734,075	268,974	423,777

Total non-operating expenses, net	(505,350)	(116,849)	(353,296)	(38,887)

Income (loss) before income tax	(6,824,712)	(22,369,398)	6,740,344	(9,478,338)
Income tax (benefit) expense	75,493	(45,000)	90,029	(22,556)

Net income (loss) before noncontrolling interest	(6,900,205)	(22,324,398)	6,650,315	(9,455,782)
Less: income (loss) attributable to noncontrolling interest	(1,442,297)	(47,297)	3,209,813	(2,555)

Net income (loss) to SmartHeat Inc.	(5,457,908)	(22,277,101)	3,440,502	(9,453,227)

Other comprehensive item
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	(518,164)	1,550,147	(79,059)	1,361,630

Foreign currency translation gain (loss) attributable to noncontrolling interest	7,265	17,806	(16,942)	15,074

Comprehensive income (loss) attributable to SmartHeat Inc.	$(5,976,072)	$(20,726,954)	$3,361,443	$(8,091,597)

Comprehensive income (loss) attributable to noncontrolling interest	$(1,435,032)	$(29,491)	$3,192,871	$12,519

Basic and diluted weighted average shares outstanding	6,364,338	5,733,399	6,579,003	5,733,399

Basic and diluted earnings (loss) per share	$(0.86)	$(3.89)	$0.52	$(1.65)

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2014 (RESTATED)	2013
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(6,900,205)	$(22,324,398)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Investment (income) loss	22,891	(39,345)
Depreciation and amortization	453,224	1,071,447
Provision for bad debts	(3,399,743)	12,287,944
Provision for inventory impairment	2,775,603	4,188,169
Provision for advance to suppliers	108,270	1,529,595
Changes in warranty reserves	43,848	7,945
Gain on issuance of stock	(70,000)	-
Gain on disposal fixed asset	(6,926)	18,829
Stock based compensation for shares issued to officers and director	37,500	-
Changes in deferred tax	74,821	(43,451)
(Increase) decrease in assets and liabilities:
Accounts receivable	3,495,711	2,240,647
Retentions receivable	244,023	92,947
Advances to suppliers	1,406,693	(1,363,211)
Other receivables, prepayments and deposits	(3,158,078)	(897,047)
Inventories	(1,148,034)	(3,274,909)
Taxes receivable	241,227	(1,421,702)
Accounts payable	(2,577,656)	(2,126,638)
Advance from customers	(2,838,655)	570,467
Taxes payable	(60,967)	(687,227)
Accrued liabilities and other payables	3,125,224	144,611

Net cash used in operating activities	(8,131,229)	(10,025,327)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	1,592,388	(387,158)
Cash received from assets disposal	19,614	-
Acquisition of property & equipment	(708,625)	(516,140)
Government refund of land use right	10,364,498	-
Notes receivable	2,061,939	932,185
Advance for equipment purchase	(1,248,997)	-

Net cash provided by investing activities	12,080,817	28,887

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	13,716,733	13,767,295
Repayment on short-term loans	(12,968,975)	(11,920,593)
Credit line payable	850,000	-

Net cash provided by financing activities	1,597,758	1,846,702

EFFECT OF EXCHANGE RATE CHANGE ON CASH & EQUIVALENTS	(153,128)	148,762

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	5,394,218	(8,000,976)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	13,602,399	18,336,163

CASH & EQUIVALENTS, END OF PERIOD	$18,996,617	$10,335,187

Supplemental cash flow data:
Income tax paid	$-	$703,889
Interest paid	$729,950	$878,062

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014 (RESTATED) (UNAUDITED) AND DECEMBER 31, 2013

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

	Six Months Ended June 30,
	2014 (Restated)	2013

Revenue from unaffiliated customers:
Plate heating, meters and related	$9,359,142	$11,808,874
Heat pumps and related	1,310,691	2,082,549
Consolidated	$10,669,833	$13,891,423
Loss from operations:
Plate heating, meters and related	$(3,126,926)	$(19,942,874)
Heat pumps and related	(2,493,824)	(1,866,988)
Corporation	(698,612)	(442,687)
Consolidated	$(6,319,362)	$(22,252,549)
Net loss from continuing operations before non-controlling:
Plate heating, meters and related	$(4,001,367)	$(20,406,465)
Heat pumps and related	(2,373,653)	(1,433,574)
Corporation	(525,185)	(484,359)
Consolidated	$(6,900,205)	$(22,324,398)
Depreciation and amortization:
Plate heating, meters and related	$135,628	$771,634
Heat pumps and related	242,495	234,432
Corporation	75,101	65,381
Consolidated	$453,224	$1,071,447
Total assets:
Plate heating, meters and related	$108,731,871	$113,919,061
Heat pumps and related	41,671,724	13,674,622
Corporation	3,191,074	3,374,858
Inter-segment elimination	(47,415,620)	(16,153,739)
Consolidated	$106,179,049	$114,814,802

The following table shows the operations of the Company's reportable segments for the three months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,
	2014 (Restated)	2013

Revenue from unaffiliated customers
Plate heating, meters and related	$4,974,000	$6,137,081
Heat pumps and related	735,867	1,585,911
Consolidated	$5,709,867	$7,722,992
Operating income (loss):
Plate heating, meters and related	$8,626,665	$(8,528,664)
Heat pumps and related	(1,361,240)	(641,294)
Corporation	(171,785)	(269,493)
Consolidated	$7,093,640	$(9,439,451)
Net income (loss) before non-controlling:
Plate heating, meters and related	$7,899,565	$(8,806,823)
Heat pumps and related	(1,307,874)	(379,331)
Corporation	58,624	(269,628)
Consolidated	$6,650,315	$(9,455,782)
Depreciation and amortization:
Plate heating, meters and related	$41,357	$388,967
Heat pumps and related	4,875	111,451
Corporation	21,514	47,236
Consolidated	$67,746	$547,654
Total assets:
Plate heating, meters and related	$108,731,871	$113,919,061
Heat pumps and related	41,671,724	13,674,622
Corporation	3,191,074	3,374,858
Inter-segment elimination	(47,415,620)	(16,153,739)
Consolidated	$106,179,049	$114,814,802

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

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	2014 (Restated)	2013
Buildings	$4,934,937	$4,980,184
Production equipment	9,129,051	8,599,701
Office equipment	1,126,136	1,124,176
Vehicles	872,964	940,624
Total	16,063,088	15,644,685
Less: accumulated depreciation	(5,411,398)	(5,459,525)
Less: impairment	(8,547,040)	(8,547,040)
Property & equipment, net	$2,104,650	$1,638,120

Depreciation for the six months ended June 30, 2014 and 2013, was $178,592 and $707,900, respectively. Depreciation expense for the three months ended June 30, 2014 and 2013, was $84,179 and $353,400, respectively.

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

Intangible assets consisted of the following at June 30, 2014 and December 31, 2013, respectively:

	Estimated Useful Life (In years)	2014 (Restated)	2013
Land use rights	50	$4,146,789	$15,167,552
Know-how technology	5 – 10	903,143	911,423
Customer lists	5	212,889	214,841
Covenants not to compete	5	115,811	116,873
Software	5	459,272	680,049
Trademarks	7	295,837	298,549
Total		6,133,741	17,389,287
Less: accumulated amortization		(1,647,334)	(2,503,664)
Less: impairment		(3,842,904)	(3,842,904)
Intangible assets, net		$643,503	$11,042,719

Amortization of intangible assets for the six months ended June 30, 2014 and 2013, was $199,532 and $298,209, respectively. Amortization expense of intangible assets for the three months ended June 30, 2014 and 2013, was $71,837 and $146,982, respectively. Annual amortization for the next five years from June 30, 2014, is expected to be $142,250, $134,070, $133,720, $101,860 and $69,880, and $61,720 thereafter.

8. CONSTRUCTION IN PROGRESS

The construction in progress at December 31, 2013 was fully impaired as described in Note 2 “Impairment of Long-Lived Assets”. There was no new construction in progress as at June 30, 2014.

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

	2014 (Restated)	2013
Deferred tax asset - current (bad debt allowance for accounts receivable)	$6,528,146	$7,715,041
Deferred tax asset - current (bad debt allowance to retention receivable)	257,679	-
Deferred tax asset - current (inventory allowance)	2,903,505	2,321,878
Deferred tax asset – current (bad debt allowance for other receivables)	2,356,665	2,099,125
Deferred tax asset – current (allowance for advance to supplier)	421,520	398,224
Deferred tax asset – current (reserve for warranty)	90,640	75,808
Deferred tax asset – noncurrent (NOL)	2,642,802	2,464,239
Deferred tax asset – noncurrent (impairment loss on long – lived assets)	3,334,594	3,334,594
Less: valuation allowance	(18,535,551)	(18,408,909)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$(91,419)	$(17,177)

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for the six months ended June 30, 2014 and 2013:

	2014	2013
U.S. statutory tax (benefit) rates	(34.0)%	(34.0)%
Tax rate difference	8.3%	8.9%
Effect of tax holiday	3.8%	2.9%
Other	-%	-%
Valuation allowance	23.0%	22.0%
Tax benefit per financial statements	1.1%	(0.2)%

The following table reconciles the U.S. statutory rates to the Company’s effective tax (benefit) rate for the three months ended June 30, 2014 and 2013:

	2014	2013
U.S. statutory tax (benefit) rates	34.0%	(34.0)%
Tax rate difference	(9.0)%	8.7%
Effect of tax holiday	(12.2)%	8.0%
Other	(0.2)%	-%
Valuation allowance	(11.3)%	17.1%
Tax benefit per financial statements	1.3%	(0.2)%

The income tax (benefit) for the six months ended June 30, 2014 and 2013, consisted of the following:

	2014	2013
Income tax expense (benefit) - current	$672	$(1,549)
Income tax expense (benefit) - deferred	74,821	(43,451)
Total income tax expense (benefit), net	$75,493	$(45,000)

The income tax (benefit) for the three months ended June 30, 2014 and 2013, consisted of the following:

	2014	2013
Income tax expense - current	$1,058	$(1,794)
Income tax expense (benefit) - deferred	88,971	(20,762)
Total income tax expense (benefit), net	$90,029	$(22,556)

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

On September 17, 2013, the Company’s BOD approved the issuance of 100,000 restricted shares of common stock to Northtech for their consent to the Company to enter into an Equity Interest Purchase Agreement as contemplated by the stalking horse proposal and approved by the Company’s Board. The stock price on the approval date was $0.30, the fair value of the shares issued was $30,000. Under the terms of the Equity Interest Purchase Agreement, the buyers agreed to purchase 40% of the Company’s equity interests in the following PHE segment subsidiaries: Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng, and XinRui (collectively, the “Target Companies”).  The purchase price was RMB 5,000,000 ($0.82 million), was paid by the buyers on December 30, 2013.

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

The following pro forma consolidated statements of operations present the SmartHeat Inc. for the six and three months ended June 30, 2014 and 2013, as if the 80% equity sale occurred on January 1, 2013, and January 1, 2014, for the purpose of the statements of operations, respectively. The accompanying pro forma consolidated balance sheet presents the accounts of SmartHeat Inc. as if the 80% equity sale occurred on June 30, 2014.  The 80% equity sales results in deconsolidation of disposed entities and the remaining  20% investment in these entities is accounted for under  equity method of accounting (ASC Topic 323-10-15) as a result of SmartHeat Inc. having significant influence over the disposed entities’ operational and financial policies.

SMARTHEAT INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEETS
REFLECTING THE SALE OF CERTAIN ENTITIES OF PHE SEGMENT

	AS OF JUNE 30, 2014
	Company Historical (1)	Sales of PHE segment (2)	Pro Forma adjustments		Company Pro Forma

ASSETS

CURRENT ASSETS
Cash & equivalents	$18,996,617	$15,470,662	$-		$3,525,955
Restricted cash	670,830	426,713			244,117
Accounts receivable, net	15,099,549	18,910,294	5,824,393	a	2,013,648
Retentions receivable, net	2,597,790	2,539,455			58,335
Advances to suppliers, net	6,260,546	4,561,289			1,699,257
Other receivables (net), prepayments and deposits	3,972,878	28,060,221	39,106,268	a, b	15,018,925
Inventories, net	54,194,515	46,604,713			7,589,802
Taxes receivable	633,406	604,594			28,812
Notes receivable - bank acceptances	683,906	460,660			223,246

Total current assets	103,110,037	117,638,601	44,930,661		30,402,097

NONCURRENT ASSETS
Long term investment	3,960	-	402,359	b, c	406,319
Restricted cash	316,899	304,485			12,414
Property and equipment, net	2,104,650	644,984			1,459,666
Intangible assets, net	643,503	-			643,503

Total noncurrent assets	3,069,012	949,469	402,359		2,521,902

TOTAL ASSETS	$106,179,049	$118,588,070	$45,333,020		$32,923,999

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,626,668	$7,538,394	$5,824,393	a	$4,912,667
Advance from customers	2,744,657	2,077,258			667,399
Taxes payable	26,761	19,502			7,259
Accrued liabilities and other payables	17,531,682	31,100,294	38,514,800	a	24,946,188
Notes payable - bank acceptances	-	-			-
Loans payable	24,983,580	24,983,580			-

Total current liabilities	51,913,348	65,719,028	44,339,192		30,533,512

CREDIT LINE PAYABLE	2,149,335	-			2,149,335

LONG-TERM LOAN	2,112,859	2,112,859			-

DEFERRED TAX LIABILITY	91,419	-			91,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock	6,583	-			6,583
Paid-in capital	87,225,660	53,849,023	49,327,015	b	82,703,652
Statutory reserve	5,389,057	4,608,375			780,682
Accumulated other comprehensive income	8,473,105	6,992,999	(383,697)	a	1,096,409
Accumulated deficit	(72,088,679)	(35,383,836)	(47,949,490)		(84,654,333)

Total Company stockholders' equity (deficit)	29,005,725	30,066,561	993,828		(67,007)

NONCONTROLLING INTEREST	20,906,362	20,689,622			216,740

TOTAL EQUITY	49,912,088	50,756,183	993,828		149,733

TOTAL LIABILITIES AND EQUITY	$106,179,049	$118,588,070	$45,333,020		$32,923,999

(a) Includes the inter-company transactions between disposed entities and other subsidiaries of SmartHeat Inc.
(b) Reflects the sale of 80% equity interest, and loss on  sale; equity method accounting applied after the sale of total 80% equity interest of Taiyu, Siping, SmartHeat Energy, Ruicheng and XinRui.
(c) Reflects the long term investment of the remaining 20% interest in disposed entities at fair value as provided in ASC 323-10-30-2.

SMARTHEAT INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
REFLECTING THE SALE OF CERTAIN ENTITIES OF PHE SEGMENT

	SIX MONTHS ENDED JUNE 30, 2014
	Company Historical (1)	Sales of PHE segment (2)	Pro Forma adjustments		Company Pro Forma

Net sales	$10,669,833	$9,758,593	$710,191	a	$1,621,431
Cost of goods sold	12,701,080	11,597,686	710,191	a	1,813,585

Gross loss	(2,031,247)	(1,839,093)	-		(192,154)

Operating expenses
Selling	3,523,056	2,733,056			790,000
General and administrative	4,056,533	1,846,070			2,210,463
Provision for bad debts	(3,399,744)	(3,688,822)			289,078
Provision for advance to supplier	108,270	83,740			24,530

Total operating expenses	4,288,115	974,044			3,314,071

Loss from operations	(6,319,362)	(2,813,137)			(3,506,225)

Non-operating income (expenses)
Investment loss	(22,891)	(22,891)	(728,247)	b	(728,247)
Interest income	64,583	54,813			9,770
Interest expense	(857,146)	(771,993)			(85,153)
Financial expense	(276,171)	(227,835)			(48,336)
Gain on issuance of stock	70,000	-			70,000
Foreign exchange transaction gain	5,550	5,550			-
Other income, net	510,725	134,256			376,469

Total non-operating expenses, net	(505,350)	(828,100)			(405,497)

Loss before income tax	(6,824,712)	(3,641,237)			(3,911,723)
Income tax expense	75,493	-			75,493

Net loss before noncontrolling interest	(6,900,205)	(3,641,237)			(3,987,216)
Less: loss attributable to noncontrolling interest	(1,442,297)	(1,412,208)			(30,089)

Net loss to SmartHeat Inc.	(5,457,908)	(2,229,029)			(3,957,127)

Basic and diluted weighted average shares outstanding	6,364,338				6,364,338

Basic and diluted loss per share	$(0.86)				$(0.62)

(a) Includes the inter-company sales between disposed entities and other subsidiaries of SmartHeat Inc.
(b) Includes investment loss from equity method investees.

SMARTHEAT INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
REFLECTING THE SALE OF CERTAIN ENTITIES OF PHE SEGMENT

	SIX MONTHS ENDED JUNE 30, 2013
	Company Historical (1)	Sales of PHE segment (2)	Pro Forma adjustments		Company Pro Forma

Net sales	$13,891,423	$11,991,263	$869,450	a	$2,769,610
Cost of goods sold	14,265,228	9,049,804	869,450	a	6,084,874

Gross profit (loss)	(373,805)	2,941,459	-		(3,315,264)

Operating expenses
Selling	3,242,531	2,311,227			931,304
General and administrative	4,818,674	14,777,592			(9,958,918)
Impairment of long term investment			9,124,090	d	9,124,090
Provision for bad debts	12,287,944	734,665			11,553,279
Provision for advance to supplier	1,529,595	2,383,389			(853,794)

Total operating expenses	21,878,744	20,206,873			10,795,961

Loss from operations	(22,252,549)	(17,265,414)			(14,111,225)

Non-operating income (expenses)
Investment income (loss)	39,345	39,345	(3,545,777)	b	(3,545,777)
Interest income	28,975	22,901			6,074
Interest expense	(772,242)	(757,611)			(14,631)
Financial expense	(150,341)	(49,295)			(101,046)
Foreign exchange transaction gain	3,339	3,345			(6)
Loss on sale of equity interest	-	-	(40,306,802)	c	(40,306,802)
Other income, net	734,075	277,844			456,231

Total non-operating expenses, net	(116,849)	(463,471)			(43,505,957)

Loss before income tax	(22,369,398)	(17,728,885)			(57,617,183)
Income tax benefit	(45,000)	-			(45,000)

Net loss before noncontrolling interest	(22,324,398)	(17,728,885)			(57,572,183)
Less: loss attributable to noncontrolling interest	(47,297)	(37,268)			(10,029)

Net loss to SmartHeat Inc.	(22,277,101)	(17,691,617)			(57,562,154)

Basic and diluted weighted average shares outstanding	5,733,399				5,733,399

Basic and diluted loss per share	$(3.89)				$(10.04)

(a) Includes the inter-company sales between disposed entities and other subsidiaries of SmartHeat Inc.
(b) Includes investment loss from equity method investees.
(c) Reflects the sale of 80% equity interest and loss on  sale; equity method accounting applied after the sale of total 80% equity interest of Taiyu, Siping, SmartHeat Energy, Ruicheng and XinRui.
(d) Reflects impairment loss of long-term investment of the remaining 20% interest in disposed entities for the excess of the carrying amount over the fair value.

23. RESTATEMENT OF FINANCIAL STATEMENT

The unaudited consolidated financial statements for the six months ended June 30, 2014 are restated as a result of the Company’s restatement of its Form 10K for the year ended December 31, 2013 which was filed with the Securities and Exchange Commission (“SEC”) on October 24, 2014, to reflect the following:

1)
Impairment of long-lived assets of $13.73 million at December 31, 2013 which includes construction in progress of $1.34 million, property and equipment of $8.55 million, and intangible assets of $3.84 million;

2)	Impairment of long-term investment in Ruicheng and XinRui of $908,084 at December 31, 2013.

As a result of the above restatements, the Company also adjusted depreciation expense of $535,178 and amortization expense of $69,801 for the six months ending June 30, 2014, and depreciation expense of $274,191 and amortization expense of $34,896 for the three months ending June 30, 2014, and accumulated other comprehensive income of $0.08 million as at and for the six months ended June 30, 2014.

The following table presents the effects of the restatement adjustment on the accompanying consolidated balance sheet at June 30, 2014:

Consolidated Balance Sheet	As Previously Reported	Restated	Net Adjustment
Long term investment	$912,044	$3,960	$(908,084)
Construction in progress	1,362,730	-	(1,362,730)
Property and equipment, net	10,041,499	2,104,650	(7,936,849)
Intangible assets, net	4,381,691	643,503	(3,738,188)
Total assets	120,124,900	106,179,049	(13,945,851)
Paid-in capital	81,733,320	87,225,660	5,492,340
Accumulated other comprehensive income	8,385,003	8,473,105	88,102
Accumulated deficit	(57,812,734)	(72,088,679)	(14,275,945)
Total Company stockholders’ equity	37,701,229	29,005,725	(8,695,503)
Noncontrolling interest	26,156,710	20,906,362	(5,250,348)
Total equity	$63,857,939	$49,912,088	$(13,945,851)

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations and comprehensive income for the six months ended June 30, 2014:

Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
General and administrative	$4,661,513	$4,056,533	$(604,980)
Total operating expenses	4,893,095	4,288,115	(604,980)
Loss before income taxes	(7,429,692)	(6,824,712)	604,980
Net loss before noncontrolling interest	(7,505,185)	(6,900,205)	604,980
Less: loss attributable to noncontrolling interest	(1,684,289)	(1,442,297)	241,992
Net loss to SmartHeat Inc.	(5,820,896)	(5,457,908)	362,988

Basic and diluted earnings (loss) per share	$(0.91)	$(0.86)	$0.05

The following table presents the effects of the restatement adjustment on the accompanying consolidated statement of operations and comprehensive income for the three months ended June 30, 2014:

Consolidated Statement of Operations and Comprehensive Income	As Previously Reported	Restated	Net Adjustment
General and administrative	$1,747,186	$1,438,098	$(309,088)
Total operating income	8,411,808	8,720,896	309,088
Income before income taxes	6,431,256	6,740,344	309,088
Net income before noncontrolling interest	6,341,227	6,650,315	309,088
Less: income attributable to noncontrolling interest	3,086,178	3,209,813	123,635
Net income to SmartHeat Inc.	3,255,049	3,440,502	185,453

Basic and diluted EPS	$0.49	$0.52	$0.03

24. SUBSEQUENT EVENT

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

Based on its evaluation, the Company believed, as of December 31, 2013, the long-lived assets of Target Companies including construction in progress, property and equipment, and intangible assets were impaired for $13.73 million.  In addition, the Company retained remaining 30.6% and 27.6% interest in Ruicheng and XinRui (after the 40% sale), respectively, at December 31, 2013, that was accounted for under the equity method of accounting, the Company recorded the long-term investment in Ruicheng and XinRui at fair value as provided in ASC 323-10-30-2.  The fair value of the long-term investment was the prorated selling price for the remaining 60% equity interest that are allocated to Ruicheng and XinRui for approximately $26,720; accordingly, the Company recorded $0.91 million impairment loss of long-term investment in Ruicheng and XinRui for the excess of the carrying amount over the fair value for the year ended December 31, 2014.

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

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$10,669,833		$13,891,423
Cost of sales	12,701,080	119%	14,265,228	103%
Gross loss	(2,031,247)	(19)%	(373,805)	(3)%
Operating expenses	4,288,115	40%	21,878,744	157%
Loss from operations	(6,319,362)	(59)%	(22,252,549)	(160)%
Non-operating expenses, net	(505,350)	(5)%	(116,849)	(1)%
Income tax expense (benefit)	75,493	1%	(45,000)	(0.3)%
Less: income (loss) attributable to noncontrolling interest	(1,442,297)	(14)%	(47,297)	(0.3)%
Net Loss to SmartHeat Inc.	$(5,457,908)	(51)%	$(22,277,101)	(160)%

The following table sets forth the results of our operations for our PHE and heat meter segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$9,359,142		$11,808,874
Cost of sales	11,274,378	120%	12,675,200	107%
Gross loss	(1,915,236)	(20)%	(866,326)	(7)%
Operating expenses	1,211,687	13%	19,076,548	162%
Loss from operations	(3,126,923)	(33)%	(19,942,874)	(169)%
Non-operating expenses, net	(771,376)	(8)%	(475,961)	(4)%
Income tax expense (benefit)	103,067	1%	(12,370)	(0.1)%
Less: income (loss) attributable to noncontrolling interest	(1,412,208)	(15)%	(37,268)	(0.3)%
Net Loss to SmartHeat Inc.	$(2,589,158)	(28)%	$(20,369,197)	(172)%

The following table sets forth the results of our operations for our HP segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$1,310,691		$2,082,549
Cost of sales	1,426,703	109%	1,590,028	76%
Gross profit (loss)	(116,012)	(9)%	492,521	24%
Operating expenses	2,377,813	181%	2,359,509	113%
Loss from operations	(2,493,825)	(190)%	(1,866,988)	(90)%
Non-operating income, net	92,599	7%	400,784	19%
Income tax benefit	(27,574)	(2)%	(32,631)	(2)%
Less: income (loss) attributable to noncontrolling interest	(30,089)	(2)%	(10,029)	(0.5)%
Net Loss to SmartHeat Inc.	$(2,343,563)	(179)%	$(1,423,544)	(68)%

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

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $4.29 million in the six months ended June 30, 2014, compared to $21.88 million in the same period of 2013, a decrease of $17.59 million or 80%. Operating expenses as a percentage of sales were 40% in the six months ended June 30, 2014, compared to 157% in the same period of 2013. The decrease in operating expenses was mainly due to a reversal for the provision for bad debts of $(3.40) million and general and administrative expense of $4.06 million for the six months ended June 30, 2014, compared with$12.29 million provision for bad debts and $4.82 million general and administrative expense for the six months ended June 30, 2013.

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

Net Loss. Our net loss for the six months ended June 30, 2014, was $5.46 million compared to net loss of $22.28 million for the same period of 2013, a decrease of $16.82 million or 75%. Net loss as a percentage of sales was 51% in the six months ended June 30, 2014, and net loss as a percentage of sales was 160% in the same period of 2013. This decrease in net loss was attributable to decreased bad debt allowance and more loss attributable to noncontrolling interest resulting from the sale of 40% equity interest on Taiyu, Siping and Shenyang Energy on December 30, 2013.

Three months ended June 30, 2014, Compared to the Three months ended June 30, 2013

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$5,709,867		$7,722,992
Cost of sales	7,337,123	128%	5,320,037	69%
Gross profit (loss)	(1,627,256)	(28)%	2,402,955	31%
Operating income (expenses)	8,720,896	153%	(11,842,406)	(153)%
Income (loss) from operations	7,093,640	124%	(9,439,451)	(122)%
Non-operating expenses, net	(353,296)	(6)%	(38,887)	(1)%
Income tax expense (benefit)	90,029	2%	(22,556)	(0.3)%
Less: income (loss) attributable to noncontrolling interest	3,209,813	56%	(2,555)	(0.03)%
Net Income (loss) to SmartHeat Inc.	$3,440,502	60%	$(9,453,227)	(122)%

The following table sets forth the results of our operations for our PHE and heat meter segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$4,974,000		$6,137,081
Cost of sales	6,417,619	129%	4,136,874	67%
Gross profit (loss)	(1,443,619)	(29)%	2,000,207	33%
Operating income (expenses)	10,070,287	202%	(10,545,639)	(172)%
Income (loss) from operations	8,626,668	173%	(8,545,432)	(139)%
Non-operating expenses, net	(624,124)	(13)%	(284,382)	(5)%
Income tax expense (benefit)	102,977	2%	(6,223)	(0.1)%
Less: income (loss) attributable to noncontrolling interest	3,225,833	(65)%	(40)	(0.001)%
Net Loss to SmartHeat Inc.	$4,673,734	94%	$(8,823,551)	(144)%

The following table sets forth the results of our operations for our HP segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$735,867		$1,585,911
Cost of sales	919,505	125%	1,183,163	75%
Gross profit (loss)	(183,638)	(25)%	402,748	25%
Operating expenses	1,177,603	160%	1,027,275	65%
Loss from operations	(1,361,241)	(185)%	(624,527)	(39)%
Non-operating income, net	40,418	5%	245,632	15%
Income tax benefit	(12,948)	(2)%	(16,334)	(1)%
Less: income (loss) attributable to noncontrolling interest	(16,020)	(2)%	(2,515)	(0.2)%
Net Loss to SmartHeat Inc.	$(1,291,854)	(176)%	$(360,046)	(23)%

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

Operating Income (Expenses). Operating income consisting of selling, general and administrative expenses totaled $(8.72) million in three months ended June 30, 2014, compared to $11.84 million operating expense in the same period of 2013, an increase of $20.56 million or 174%. Operating income as a percentage of sales were 153% in the three months ended June 30, 2014, compared to operating expense as a percentage of sales of 153% in 2013. The increase in operating income mainly resulted from a reversal of bad debt allowance for accounts receivable of $14.12 million for the three months ended June 30, 2014 compared with provision for bad debt allowance for accounts receivable of $5.3 million for the same period of 2013.

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

Net Income (Loss). Our net income for the three months ended June 30, 2014, was $3.44 million compared to net loss of $9.45 million for the same period of 2013, an increase of $12.89 million or 136%. Net income (loss) as a percentage of sales were 60% and 122% in the three months ended June 30, 2014 and 2013, respectively. This significant increase in net income was mainly attributable to increased operating income as a percentage of sales, including decreased provision for bad debts, in spite of our decreased sales for the three months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and equivalents of $19.00 million. Working capital was $51.20 million at June 30, 2014. The ratio of current assets to current liabilities was 2.0:1 at June 30, 2014.

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

Net cash flow provided by investing activities was $12.08 million in the six months ended June 30, 2014, compared to net cash provided by investing activities of $0.03 million in the same period of 2013. In the six months ended June 30, 2014, we had $2.06 million cash inflow from note receivable, $1.59 million cash inflow from changes in restricted cash, $10.36 million cash inflow from government refund of land use right, offset with $0.71 million cash outflows for purchase of fixed assets and $1.25 million cash outflows from advance for equipment purchase; while in the same period of 2013, we had $0.93 million cash inflow from notes receivable, offset with $0.39 million cash outflow from changes in restricted cash and $0.52 million cash outflow for purchase of fixed assets.

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