Form 10-Q
period 2014-09-30
SMARTHEAT INC.
filed 2014-12-19
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110141
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

As of December 15, 2014, there were 6,783,399 shares of common stock outstanding.

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

Our functional currency is the US Dollar, or USD, while the functional currency of our subsidiaries in China are denominated in Chinese Yuan Renminbi, or RMB, the national currency of the People’s Republic of China, which we refer to as the PRC or China, and the functional currency of our subsidiary in Germany is denominated in Euros, or EUR. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the average exchange rate during the fiscal year. See Note 2 of the consolidated financial statements included herein.

Effective February 7, 2012, we implemented a one-for-ten reverse stock split of our common stock. Unless otherwise indicated, all share amounts and per share prices in this report were retroactively adjusted to reflect the effect of this reverse stock split. See Note 1 of the consolidated financial statements included herein.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$13,601,346	$13,602,399
Restricted cash	479,157	2,458,758
Accounts receivable, net	15,946,417	12,167,565
Retentions receivable, net	1,725,941	4,202,109
Advances to suppliers, net	7,127,768	6,584,832
Other receivables (net), prepayments and deposits	2,912,935	2,644,522
Inventories, net	55,684,495	56,324,363
Taxes receivable	464,364	989,635
Notes receivable - bank acceptances	1,429,395	2,759,251

Total current assets	99,371,818	101,733,434

NONCURRENT ASSETS
Long term investment	9,851	26,721
Restricted cash	254,807	135,926
Retentions receivable	-	237,882
Construction in progress	54,906	-
Property and equipment, net	2,045,669	1,638,120
Intangible assets, net	608,652	11,042,719

Total noncurrent assets	2,973,885	13,081,368

TOTAL ASSETS	$102,345,703	$114,814,802

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,345,420	$6,683,860
Advance from customers	3,617,924	2,630,061
Taxes payable	53,892	197,078
Accrued liabilities and other payables	17,292,178	17,215,006
Notes payable - bank acceptances	-	2,590,025
Loans payable	18,832,200	24,462,299

Total current liabilities	48,141,614	53,778,329

CREDIT LINE PAYABLE	2,449,335	1,396,378

LONG-TERM LOAN	2,112,962	2,132,231

DEFERRED TAX LIABILITY	78,543	17,177

TOTAL LIABILITIES	52,782,454	57,324,115

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 6,783,399 shares and 6,133,399 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	6,783	6,133
Paid-in capital	87,265,460	87,393,606
Statutory reserve	5,389,057	5,389,057
Accumulated other comprehensive income	8,348,727	8,991,269
Accumulated deficit	(72,338,926)	(66,630,772)

Total Company stockholders' equity	28,671,101	35,149,293

NONCONTROLLING INTEREST	20,892,148	22,341,394

TOTAL EQUITY	49,563,249	57,490,687

TOTAL LIABILITIES AND EQUITY	$102,345,703	$114,814,802

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
	(UNAUDITED)		(UNAUDITED)

Net sales	$20,599,124	$27,059,624	$9,929,291	$13,168,201
Cost of sales	18,790,453	24,213,253	6,089,373	9,948,025

Gross income	1,808,671	2,846,371	3,839,918	3,220,176

Operating expenses
Selling	4,848,177	4,668,946	1,325,121	1,426,415
General and administrative	6,199,365	7,068,639	2,142,832	2,249,965
Provision for bad debts	(2,988,346)	21,521,707	411,398	9,233,763
Provision for advance to supplier	122,518	1,571,853	14,248	42,258

Total operating expenses	8,181,714	34,831,145	3,893,599	12,952,401

Loss from operations	(6,373,043)	(31,984,774)	(53,681)	(9,732,225)

Non-operating income (expenses)
Investment (loss) income	(16,889)	17,687	6,002	(21,658)
Interest income	125,482	45,764	60,899	16,789
Interest expense	(1,300,872)	(1,288,091)	(443,726)	(515,849)
Financial expense	(318,222)	(201,092)	(42,051)	(50,751)
Gain on issuance of stock	70,000	-	-	-
Foreign exchange transaction gain (loss)	3,661	(6,625)	(1,889)	(9,964)
Other income, net	715,950	1,020,770	205,225	286,695

Total non-operating expenses, net	(720,890)	(411,587)	(215,540)	(294,738)

Loss before income tax	(7,093,933)	(32,396,361)	(269,221)	(10,026,963)
Income tax (benefit) expense	63,309	(50,393)	(12,184)	(5,393)

Net loss before noncontrolling interest	(7,157,242)	(32,345,968)	(257,037)	(10,021,570)
Less: loss attributable to noncontrolling interest	(1,449,088)	(53,296)	(6,791)	(5,999)

Net loss to SmartHeat Inc.	(5,708,154)	(32,292,672)	(250,246)	(10,015,571)

Other comprehensive item
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	(642,542)	2,036,067	(124,378)	485,920

Foreign currency translation gain (loss) attributable to noncontrolling interest	1,449,088	23,082	1,441,823	5,276

Comprehensive loss attributable to SmartHeat Inc.	$(6,350,696)	$(30,256,605)	$(374,624)	$(9,529,651)

Comprehensive loss attributable to noncontrolling interest	$-	$(30,214)	$1,435,032	$(723)

Basic and diluted weighted average shares outstanding	6,490,176	5,776,989	6,737,747	5,875,790

Basic and diluted loss per share	$(0.88)	$(5.59)	$(0.04)	$(1.70)

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(7,157,242)	$(32,345,968)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Investment (income) loss	16,889	(17,687)
Depreciation and amortization	627,483	1,584,731
Provision for bad debts	(2,988,346)	21,521,707
Provision for inventory impairment	2,456,578	4,391,621
Provision for advance to suppliers	122,518	1,571,853
Changes in warranty reserves	128,409	(31,188)
Gain on issuance of stock	(70,000)	-
Gain on disposal of fixed asset	(124,107)	18,910
Stock based compensation for shares issued to officers and director	37,500	30,000
Amortization of loan amendment fee paid by shares	-	9,323
Loss on settlement of note by shares	-	20,000
Changes in deferred tax	61,592	(61,953)
(Increase) decrease in assets and liabilities:
Accounts receivable	4,548,264	(1,471,967)
Retentions receivable	302,187	251,426
Advances to suppliers	(725,657)	(2,971,214)
Other receivables, prepayments and deposits	(3,599,405)	(4,427,913)
Inventories	(2,382,457)	(1,433,265)
Taxes receivable	370,256	(1,821,546)
Accounts payable	(834,514)	(757,065)
Advance from customers	(1,951,857)	2,099,941
Accrued liabilities and other payables	2,844,575	1,994,482

Net cash used in operating activities	(8,317,334)	(11,845,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	1,839,394	(1,035,459)
Cash received from assets disposal	130,179	-
Acquisition of property and equipment	(797,117)	(522,621)
Acquisition of intangible asset	-	(18,635)
Government refund of land use right	10,318,287	-
Notes receivable - bank acceptances	1,306,429	1,996,802
Construction in progress	(27,798)	-

Net cash provided by investing activities	12,769,374	420,087

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans	21,590,797	13,269,466
Repayment on short-term loans	(27,006,080)	(12,243,555)
Credit line payable	1,150,000	822,262

Net cash provided by (used in) financing activities	(4,265,283)	1,848,173

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(187,810)	293,726

NET DECREASE IN CASH AND EQUIVALENTS	(1,053)	(9,283,786)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	13,602,399	18,336,163

CASH AND EQUIVALENTS, END OF PERIOD	$13,601,346	$9,052,377

Supplemental cash flow data:
Income tax paid	$-	$706,913
Interest paid	$1,357,639	$1,253,961

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006, in the State of Nevada. The Company, through its operating subsidiaries in China and Germany, designs, manufactures, sells and services plate heat exchangers (“PHEs”), PHE Units combine PHEs with various pumps, temperature sensors, valves and automated control systems, heat meters and heat pumps for use in commercial and residential buildings.

On August 23, 2013, the Company formed two new wholly-owned subsidiaries in the State of Nevada, Heat HP Inc., and HEAT PHE Inc.  On the same date, the Company’s United States parent entered into Assignment Agreements with Heat HP Inc. and Heat PHE Inc., respectively. Under the Assignment Agreements, the Company agreed to transfer 100% of its right, title and interest in certain subsidiaries to Heat HP Inc. and Heat PHE Inc. The reorganization was performed so the Company’s subsidiaries would be organized along their respective operating segments with Heat HP holding those subsidiaries that operated in the heat pumps and related products segment and Heat PHE holding those subsidiaries that operated in the plate heating equipment, meters and related products segment.

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

On December 30, 2013, the Company, closed the transaction contemplated by the Equity Interest Purchase Agreement (“EIPA”) dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries: SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang Energy Equipment) Co. Ltd.; Hohot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company (collectively, the “Target Companies”). The purchase price was RMB5 million. Urumchi XinRui Technology Limited Liability Company (“XinRui”) was 46% owned by SmartHeat US parent prior to 40% equity interest sell.

On November 28, 2014, the Company entered into an Amended and Restated EIPA, which amended and restated the EIPA dated October 10, 2013 between the Company and the buyers. Under the terms of the Amended EIPA, the buyers have agreed to purchase the remaining 60% of the Company’s equity interests in the Target Companies effective as of December 31, 2014 (the “Closing Date”). The purchase price for the remaining 60% consists of: (i) consideration of RMB8.5 million and (ii) the forgiveness of all net indebtedness owing to the Target Companies by SmartHeat and each of its other subsidiaries as of December 31, 2014 subject to termination provisions as set forth in EIPA.

The effectiveness of the transaction is subject to the following conditions: (i) approval of its shareholders and (ii) receipt by the Board of Directors (“BOD” or the “Board”) of the Company of an opinion that the purchase and sale transaction is fair to the shareholders of SmartHeat from a financial point of view. The parties will execute a mutual release to be delivered at the closing which will provide, in part, for the target companies to forgive all net indebtedness from SmartHeat and all of its other subsidiaries. In the event that the conditions are not met prior to December 31, 2014, the consideration and all documents will be deposited into escrow and released when the conditions have been satisfied; provided that if the conditions are not satisfied on or before March 31, 2015, either party may terminate the Amended EIPA and the funds and documents will be returned to the depositing party.

The buyers consist of a group of 25 natural persons, all of whom are PRC citizens, including Wen Sha, Jun Wang and Xudong Wang, managers of the Company’s subsidiaries engaged in the PHE segment of its business, and Huajuan Ai and Yingkai Wang, the Company’s Corporate Secretary and Acting Chief Accountant, respectively.  Huajuan Ai, Wen Sha, Jun Wang and Xudong Wang are also principals in Northtech Holdings Inc.  SmartHeat's subsidiaries made an application to State Administration for Industry and Commerce (“SAIC”) to register the ownership transfers as of September 30, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated interim financial information as of September 30, 2014 and for the nine and three months ended September 30, 2014 and 2013, were prepared without audit, pursuant to the rules and regulations of the SEC (“Security and Exchange Commission”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP are not included. The interim consolidated financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2014, its consolidated results of operations for the nine and three months ended September 30, 2014 and 2013, and its consolidated cash flows for the nine months ended September 30, 2014 and 2013, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Shenyang Energy, SmartHeat Trading, Ruicheng, SmartHeat Germany, SmartHeat Shenyang Heat Pump, and Heat Exchange, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation. After the sale of 40% equity interest of Taiyu, Siping, Shenyang Energy, Ruicheng and Xinrui (See Note 9) on December 30, 2013, the Company now owns 60% of Taiyu, Siping and Shenyang Energy, and 30.6% of Ruicheng, which is accounted for under the equity method of accounting.

Equity Method Investee

Prior to the sale of 40% equity interest of Taiyu, Siping, Shenyang Energy, Ruicheng and Xinrui, the Company owned 46% of XinRui and accounted for this investment under the equity method of accounting (ASC 323-30). The Company recorded its investment at the original cost. This investment increased with income and decreased for dividends and losses accrued to the Company. After 40% equity interest sale on December 30, 2013, the Company now owns 30.6% of Ruicheng (See Note 9) and 27.6% of XinRui, which are accounted for under the equity method of accounting.

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

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of September 30, 2014 and December 31, 2013, the Company maintained restricted cash deposit in several bank accounts for the purposes described below.

	2014	2013
	(In millions)
Support of performance guarantee	$0.27	$1.16
Support of bank acceptance	-	1.29
Support of letter of credit	0.21	0.01
Total restricted cash - current	$0.48	$2.46
Performance guarantee - noncurrent	$0.25	$0.14

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of September 30, 2014 and December 31, 2013, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Germany	Total
September 30, 2014	$93,510	$12,733,831	$774,005	$13,601,346
December 31, 2013	$251,461	$11,326,282	$2,024,656	$13,602,399

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $39.37 million and $48.25 million at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014 and December 31, 2013, the Company had retentions receivable from customers for product quality assurance of $4.10 million and $4.44 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date, of the products and the number of heating seasons that the warranty period covers. The Company had allowances of $2.37 million and $0 at September 30, 2014 and December 31, 2013, respectively.

Accounts receivable is net of unearned interest of $26,414 and $26,655 at September 30, 2014 and December 31, 2013, respectively. Unearned interest is imputed interest on accounts receivable with due dates over one year from the invoice date discounted at the Company’s borrowing rate of 6.15% at December 31, 2012. The Company did not record additional unearned interest after December 31, 2012 due to no long-term accounts receivable.

Bad Debt Allowance

The Company records 50% and 100% of accounts receivable aged over 180 and 360 days, respectively, from the payment due date as bad debt allowance.  Management of the Company’s subsidiaries further analyzes each individual customer for which it was taken a bad debt allowance to further assess the likelihood of collectability.  Customers which are either state-owned or have a history of support from the state, or larger companies with long operating histories, that management of the Company’s subsidiaries believe the chance of non-payment will be remote, are excluded for the purpose of calculating bad debt allowance.

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

Certain raw materials, such as stainless steel products, plates, shims, gaskets, and pump valves, require longer than normal procurement periods, or “lead times,” with some procurement periods running longer than six months. To guarantee availability of raw materials for production and sales, the Company’s subsidiaries, based on historical sales patterns, estimate and purchase material for the upcoming periods.

As part of inventory impairment analysis, the Company performs an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. The Company collects information about delayed and canceled contracts and meets with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that the Company does not expect to be reinstated and contracts for which the Company has been unable to find substitute customers become impaired.

Property and Equipment, net

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

Land Use Rights, net

Rights to use land is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 50 years.

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

On December 30, 2013, the Company closed the transaction contemplated by the EIPA dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the Target Companies: Taiyu, Siping, SmartHeat Energy, Ruicheng and XinRui for the purchase price of RMB5 million ($0.82 million) (See Note 1). The buyers had the option to purchase remaining 60% equity interest in the Target Companies for an additional purchase price of RMB8.5 million.

According to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 360-10-35, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate its carrying amount may not be recoverable. The Company believed the following events or changes in circumstances indicated the carrying amount of its long-lived assets (asset group) may not be recoverable: 1) a current expectation that, more likely than not, a long-lived assets (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, and 2) a significant decrease in the market price of a long-lived asset (asset group). Since the Company has the option to sell 100% ownership in Target Companies for RMB13.5 million ($2.21 million), a significant decrease in the market price before the end of its previously estimated useful life for their long-lived assets, the Company therefore performed asset recoverability testing by comparing the assets’ estimated future undiscounted cash flows with their carrying value, and concluded the long-lived assets were not recoverable as a result of future cash flows being less than the carrying amount.  The Company further calculated the impairment losses of Target Companies by determining the FV for the long-lived asset group and recorded a write-down (loss) for the difference between their carrying value and their FV.  FV is an asset’s purchase or sale price in a current transaction between willing parties. The best evidence of FV is prices quoted in active markets, although the Company has the option to sell 100% ownership in Target Companies for RMB13.5 million ($2.21 million), the market prices are not available for many long-lived assets such as equipment, the Company therefore used discounted cash flow method for estimating the FV of long-lived assets which are acceptable under FASB ASC Subtopic 360-10.

Based on its evaluation, the Company believed, as of December 31, 2013, the long-lived assets of Target Companies including construction in progress, property and equipment, and intangible assets were impaired for $13.73 million.  In addition, the Company retained remaining 30.6% and 27.6% interest in Ruicheng and XinRui (after the 40% sale), respectively, at December 31, 2013, that was accounted for under the equity method of accounting, the Company recorded the long-term investment in Ruicheng and XinRui at FV as provided in FASB ASC Subtopic 323-10-30-2.  The FV of the long-term investment was the prorated selling price for the remaining 60% equity interest that are allocated to Ruicheng and XinRui for $26,720; accordingly, the Company recorded $0.91 million impairment loss of long-term investment in Ruicheng and XinRui for the excess of the carrying amount over the FV for the year ended December 31, 2013.

Warranties

The Company offers all customers standard warranties on its products for one or two heating seasons depending on the terms negotiated. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company’s selling expenses and other payables respectively, and is recorded when revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Activity in the Company’s warranty reserve from January 1, 2013, to September 30, 2014, is as follows:

	2014	2013
Beginning balance	$472,558	$517,076
Provisions	315,734	331,989
Actual costs incurred	(142,807)	(376,507)
Ending balance in current liabilities (Note 13)	$645,485	$472,558

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the nine months ended September 30, 2014 and 2013, were $612,728 and $322,648, respectively. R&D costs for the three months ended September 30, 2014 and 2013, were $208,811 and $84,595, respectively.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin (“SAB”) 104, codified in FASB ASC Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and heat pumps are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue under “Advance from customers.”

The Company’s sales generally provide for 30% of the purchase price on placement of an order, 30% on delivery, 30% upon installation and acceptance of the equipment after customer testing and 10% no later than the termination of the standard warranty period, which ranges from three to 24 months from the acceptance date.

Due to the slowdown of the Chinese economy and tightened monetary policy, and to attract and retain customers, the Company’s subsidiaries adjusted their contract and payment terms to permit more flexible and longer payment terms.

Sales revenue is the invoiced value of goods, net of value-added tax (“VAT”). All of the Company’s products sold in the PRC are subject to a VAT of 17% of gross sales price. This VAT may be offset by the VAT paid by the Company on raw materials and other materials purchased in China and included in the cost of producing the Company’s finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The Company files VAT tax returns online with PRC tax authorities and offsets the payables against the receivables. SmartHeat Germany, the Company’s German subsidiary, is subject to 19% VAT.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

Sales returns and allowances were $0 for the nine and three months ended September 30, 2014 and 2013. The Company does not provide a right of return, price protection or any other concessions to its customers.

The Company provides a standard warranty to all customers, which is not considered an additional service; rather, an integral part of the product’s sale. The Company believes the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21 (codified in FASB ASC Topic 605-25) separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450, “Contingencies,” specifically addresses the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes FASB ASC Topic 450. The Company believes that accounting for its standard warranty pursuant to FASB ASC Topic 450 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when the service is provided. For the nine months ended September 30, 2014 and 2013, revenue from after-sales services after the expiration of the warranty period was $167,227 and $199,242, respectively. For the three months ended September 30, 2014 and 2013, revenue from after-sales services after the expiration of the warranty period was $73,443 and $69,836, respectively. Such revenue was recorded in other income.

Cost of Sales

Cost of sales (“COS”) consists primarily of material costs and direct labor and manufacturing overhead directly attributable to the products. Write-down of inventories to the lower of cost or market is also recorded in COGS.  The Company also records inventory reserve for inventories aging over 360 days to COGS.

Advance from Customers

The Company records payments received from customers in advance of their orders to advance account. These orders normally are delivered within a reasonable period of time based upon contract terms and customer demand.

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts shown on the statement of cash flows may not necessarily agree with changes in the corresponding asset and liability on the balance sheet.

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

Basic and diluted shares outstanding are the same for the nine and three months ended September 30, 2014 and 2013, because the common stock equivalent of the convertible securities outstanding, consisting of unexercised options issued to the Company’s directors and an officer, are anti-dilutive and, accordingly, were excluded from the computation of diluted loss per share. At September 30, 2014 and December 31, 2013, options to purchase 2,500 shares of common stock were outstanding and exercisable, respectively.

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the US parent company are maintained in USD. The functional currency of the Company’s China subsidiaries is the Chinese Yuan Renminbi (“RMB”) and the functional currency of SmartHeat Germany, the Company’s subsidiary in Germany, is the Euro (“EUR”). The accounts of the China subsidiaries and German subsidiary were translated into USD in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” According to FASB ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at the historical rates and statement of operations items were translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Comprehensive Income).”

The RMB to USD exchange rates and EUR to USD exchange rates in effect as of September 30, 2014 and December 31, 2013, and the average exchange rates for the nine months ended September 30, 2014 and 2013 are as following.  The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange (“SAFE”) of the PRC. The exchange rates used in translation from EUR to USD were published by OANDA Rates.

	Average Exchange Rate		Balance Sheet Date
	For the Nine Months Ended		Exchange Rate
	9/30/14	9/30/13	9/30/14	12/31/13
RMB - USD	6.1454	6.2146	6.1525	6.0969

EUR - USD	0.7375	0.7594	0.7396	0.7263

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” Disclosures about Segments of an Enterprise and Related Information, requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following table shows the operations of the Company's reportable segments for the nine months ended September 30, 2014 and 2013, and as of September 30, 2014 and December 31, 2013, respectively.

	Nine Months Ended September 30,
	2014	2013

Revenue from unaffiliated customers:
Plate heating, meters and related	$16,919,657	$23,229,109
Heat pumps and related	3,679,467	3,830,515
Consolidated	$20,599,124	$27,059,624
Operating income (loss):
Plate heating, meters and related	$(2,917,392)	$(28,559,045)
Heat pumps and related	(2,331,515)	(2,471,242)
Corporation	(1,124,136)	(954,487)
Consolidated	$(6,373,043)	$(31,984,774)
Net income (loss) from continuing operations before non-controlling interest:
Plate heating, meters and related	$(4,116,887)	$(29,302,851)
Heat pumps and related	(1,988,430)	(1,986,554)
Corporation	(1,051,925)	(1,056,563)
Consolidated	$(7,157,242)	$(32,345,968)
Depreciation and amortization:
Plate heating, meters and related	$156,315	$1,157,620
Heat pumps and related	356,282	343,184
Corporation	114,886	93,250
Consolidated	$627,483	$1,594,054

Total assets:	As of September 30, 2014	As of December 31, 2013
Plate heating, meters and related	$102,512,319	$113,919,061
Heat pumps and related	43,129,523	13,674,622
Corporation	3,948,848	3,374,858
Inter-segment elimination	(47,244,987)	(16,153,739)
Consolidated	$102,345,703	$114,814,802

The following table shows the operations of the Company's reportable segments for the three months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,
	2014	2013

Revenue from unaffiliated customers:
Plate heating, meters and related	$7,560,515	$11,420,235
Heat pumps and related	2,368,776	1,747,966
Consolidated	$9,929,291	$13,168,201
Operating income (loss):
Plate heating, meters and related	$209,534	$(8,616,171)
Heat pumps and related	162,309	(604,254)
Corporation	(425,524)	(511,800)
Consolidated	$(53,681)	$(9,732,225)
Net income (loss) from continuing operations before non-controlling interest:
Plate heating, meters and related	$(115,520)	$(8,896,386)
Heat pumps and related	385,223	(552,980)
Corporation	(526,740)	(572,204)
Consolidated	$(257,037)	$(10,021,570)
Depreciation and amortization:
Plate heating, meters and related	$20,687	$385,986
Heat pumps and related	113,787	108,752
Corporation	39,785	27,869
Consolidated	$174,259	$522,607

New Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation, FASB ASC Topic 718, “Accounting for Share-Based Payments,” When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date FV of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity. Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company will adopt the guidance effective January 1, 2015. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

In January 2014, FASB issued, Accounting Standards Update 2014-05, Service Concession Arrangements (Topic 853). The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

As of September 30, 2014, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period, which includes the reclassification of a $2.99 million advance from customers to other payable in the balance sheet as of December 31, 2013, and net off of cash outflow for tax receivable of $1.16 million with tax payable of 0.66 million in the cash flow statement for the nine months ended September 30, 2013.

3. INVENTORIES, NET

Inventories at September 30, 2014 and December 31, 2013, were as follows:

	2014	2013
Raw materials	$47,906,240	$48,258,773
Work in process	9,549,259	6,822,102
Finished goods	11,975,471	12,639,202
Total	69,430,970	67,720,077
Inventory allowance	(13,746,475)	(11,395,714)
Inventories, net	$55,684,495	$56,324,363

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with the bank or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than nine months. As of September 30, 2014, the Company was contingently liable for the notes endorsed to vendors of $0.71 million.

5. OTHER RECEIVABLES (NET) , PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at September 30, 2014 and December 31, 2013, respectively:

	2014	2013
Advance to third party companies	$13,550,683	$10,059,572
Deposit for public bids of sales contracts	574,674	758,465
Prepayment for freight, related, insurance, advertisement and consulting expenses	233,643	73,773
Other deposits	73,782	53,863
Advance to employees	552,679	926,441
Advance to unrelated individuals	77,346	-
Others	758,351	680,588
Total	15,821,158	12,552,702
Less: bad debt allowance	(12,908,223)	(9,908,180)
Other receivables (net), prepayments and deposits	$2,912,935	$2,644,522

Advance to third party companies were short-term unsecured advances to unrelated parties with payment usually due within a year and includes an advance to Siping Beifang of RMB22.13 million ($3.60 million) that is non-interest bearing and with due date extended to the end of 2014. The Company had bad debt allowance of $3.60 million for advance to Siping Beifang as of September 30, 2014.

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

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	2014	2013
Buildings	$4,935,178	$4,980,184
Production equipment	9,093,327	8,599,701
Office equipment	1,127,848	1,124,176
Vehicles	929,755	940,624
Total	16,086,108	15,644,685
Less: accumulated depreciation	(5,570,638)	(5,459,525)
Less: impairment	(8,469,801)	(8,547,040)
Property and equipment, net	$2,045,669	$1,638,120

Depreciation for the nine months ended September 30, 2014 and 2013, was $279,588 and $1,060,300, respectively. Depreciation for the three months ended September 30, 2014 and 2013, was $100,996 and $352,400, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted mainly of land use rights, trademarks, computer software, know-how technology, customer lists and covenants not to compete. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2005 for RMB3.55 million ($0.44 million). In June 2009, the Company acquired land use rights for $3.1 million from Siping Beifang. In November 2010, the Company’s subsidiary, SmartHeat Energy, acquired land use rights for $10.10 million. The Company has the right to use the land for 50 years and is amortizing such rights on a straight-line basis over that period.

SmartHeat Energy later cancelled the purchase of the land use right due to the adjustments of the overall development plan of the area by the local authority. On May 21, 2014, SmartHeat Energy and Shenyang City Development and Land Resource Bureau Economy and Technology Development Office entered into an official agreement, whereby full purchase price of the land use right would be returned to SmartHeat Energy in installments within five days from the effective date of the official agreement.  SmartHeat Energy will make the ownership change of the land use right upon receiving the refund from the local authority. SmartHeat Energy received total amount of $14.89 million (RMB91.62 million) as of September 30, 2014 and is in the process of title transfer, which is expected to complete by the end of 2014. Currently the land is used by the third party.

Intangible assets consisted of the following at September 30, 2014 and December 31, 2013, respectively:

	Estimated Useful Life (In years)	2014	2013
Land use rights	50	$4,112,074	$15,167,552
Know-how technology	5 – 10	606,799	911,423
Customer lists	5	-	214,841
Covenants not to compete	5	-	116,873
Software	5	458,800	680,049
Trademarks	7	295,851	298,549
Total		5,473,524	17,389,287
Less: accumulated amortization		(1,056,696)	(2,503,664)
Less: impairment		(3,808,176)	(3,842,904)
Intangible assets, net		$608,652	$11,042,719

Amortization of intangible assets for the nine months ended September 30, 2014 and 2013, was $233,008 and $440,500, respectively. Amortization of intangible assets for the three months ended September 30, 2014 and 2013, was $33,476 and $142,300, respectively. Annual amortization for the next five years from September 30, 2014, is expected to be $139,918, $133,127, $133,046, $87,019 and $67,428, and $48,114 thereafter.

8. CONSTRUCTION IN PROGRESS

As of September 30, 2014, Siping had construction in progress of $54,906 for expanding and upgrading its production line and production equipment. Total cost for the construction is $0.98 million, and is expected to complete in June 2015.

9. LONG TERM INVESTMENT

Prior to December 30, 2013, the Company invested $722,700 to establish XinRui. The Company owned 46% of XinRui and accounted for this investment under the equity method. On December 30, 2013, the Company sold 40% equity interest of XinRui and owns 27.6% of Xinrui after the sale (See Note 2). The carrying amount of investment in Xinrui after the sale was $612,808. The investment income from XinRui was $10,405 during the nine months ended September 30, 2014.

The unaudited condensed Statement of Income of XinRui for the nine months ended September 30, 2014 is below:

Net revenue	$660,622
Cost of revenue	(434,753)
Gross profit	225,869
Operating expenses	175,640
Income from operations	50,229
Non-operating income	37
Income tax expense	(12,567)
Net income	$37,699

Prior to December 30, 2013, the Company invested $771,600 for 51% of the equity in Ruicheng.  The Company sold 40% equity interest of Ruicheng on December 30, 2013, and owns 30.6% of Ruicheng after the sale (See Note 2). The carrying amount of investment in Ruicheng after the sale was $321,997. The investment loss from Ruicheng was $27,295 during the nine months ended September 30, 2014.

The unaudited condensed Statement of Income of Ruicheng for the nine months ended September 30, 2014 is below:

Net revenue	$155,471
Cost of revenue	(120,493)
Gross profit	34,978
Operating expenses	127,544
Loss from operations	(92,566)
Non-operating income	3,368
Income tax expense	-
Net loss	$(89,198)

The long-term investment was accounted for under the equity method of accounting, the Company recorded the long-term investment in Ruicheng and XinRui at FV as provided in FASB ASC Subtopic 323-10-30-2.  The FV of the long-term investment was the prorated selling price for the remaining 60% equity interest that are allocated to Ruicheng and XinRui for $26,720; accordingly, the Company recorded $0.91 million impairment loss of long-term investment in Ruicheng and XinRui for the excess of the carrying amount over the FV for the year ended December 31, 2013.

10. MAJOR CUSTOMERS AND VENDORS

For the nine and three months ended September 30, 2014, no customers accounted for over 10% of the Company’s total sales.

For the nine months ended September 30, 2013, one customer accounted for 12% of the Company’s total sales. At September 30, 2013, the total accounts receivable from this customer was $7,196,741. For the three months ended September 30, 2013, no customer accounted for over 10% of the Company’s total sales.

For the nine months ended September 30, 2014, one vendor accounted for 12% of the Company’s total purchases. At September 30, 2014, total payable to the vendor was $0. For the three months ended September 30, 2014, one vendor accounted for 44% of the Company’s total purchases.

For the nine and three months ended September 30, 2013, no vendors accounted for over 10% of the Company’s total purchases.

11. TAXES RECEIVABLE

Taxes receivable consisted of the following at September 30, 2014 and December 31, 2013:

	2014	2013
Income	$179,130	$180,764
Value-added	269,237	787,293
Other	15,997	21,578
Taxes receivable	$464,364	$989,635

12. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2014 and December 31, 2013:

	2014	2013
Income	$-	$516
Value-added	30,413	160,118
Other	23,479	36,444
Taxes payable	$53,892	$197,078

13. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2014 and December 31, 2013:

	2014	2013
Advance from third parties	$3,301,368	$3,378,167
Payable to Siping Beifang	2,294,927	2,306,184
Payable for equipment purchase	328,504	322,295
Payable to employees	2,024	-
Deposit from customer	2,961,235	2,988,240
Refund of land use right purchased	4,790,513	4,627,270
Other	1,555,724	1,738,241
Warranty reserve (See Note 2)	645,485	472,558
Accrued expenses	1,412,398	1,382,051
Accrued liabilities and other payables	$17,292,178	$17,215,006

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

Refund of land use right previously purchased represented the refund received for the land use right SmartHeat Energy purchased in November 2010. SmartHeat Energy later cancelled the purchase due to the adjustments of the overall development plan of the area by the local authority. The local government agreed to the cancellation and refunded SmartHeat Energy $4.63 million as of December 31, 2013, and was committed to refund SmartHeat Energy the remaining purchase price.  On May 21, 2014, SmartHeat Energy and Shenyang City Development and Land Resource Bureau Economy and Technology Development Office entered into an official agreement, whereby full purchase price of the land use right will be returned to SmartHeat Energy in installments within 5 days from the effective date of the official agreement.  SmartHeat Energy will make the ownership change of the land use right upon receiving the refund from the local authority. As of September 30, 2014, SmartHeat Energy received a total of $14.89 million (RMB91.62 million), of which, $4.79 million received in excess of the amount paid to acquire land use right. The local government has not yet made qualitative determination about the excess amount and until such time SmartHeat Energy receives further information, the excess amount will be recorded as other payable. The land use right title transfer is expected to complete by the end of 2014. Currently the land is used by the third party.

Other represented payables for the Company’s certain construction and installation projects, and miscellaneous expenses including postage, business insurance, employee benefits, project bidding fee, and medical insurance, etc. Accrued expenses mainly consisted of accrued property and land rental fee of $1.06 million, accrued payroll of $0.13 million, accrued welfare, interest and utility.  The accrued rental of $1.06 million represented the office and factory lease of HeatPump from Shenyang Economic and Technological Development Zone State-owned Assets Management Co., Ltd, whom is the minority shareholder of HeatPump, there was no contract for the lease and the lease was on month-to-month basis.

14. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued by a bank. The Company deposited a portion of the acceptance amount into the bank as collateral. The terms of the notes range from 3-6 months and bear no interest. At September 30, 2014 and December 31, 2013, the Company deposited $0 million and $1.29 million with the bank as restricted cash for the bank issuing the notes (See note 2). The restricted cash is refundable when the notes are repaid.

15. LOANS PAYABLE

Short-Term Bank Loans

The Company was obligated for the following short-term loans as of September 30, 2014 and December 31, 2013:

	2014	2013	Subsidiary obligated
From a commercial bank in the PRC for RMB 7.2 million entered into on February 20, 2014. The loan bore interest at 6% with maturity on February 19, 2015.	$1,170,256	$-	Taiyu
From a commercial bank in the PRC for RMB 20 million entered into on August 11, 2014. The loan bore interest at 7.2% with maturity on August 11, 2015. The loan was guaranteed by Heat Pump and SanDeKe.	3,250,711	-	Taiyu
From a commercial bank in the PRC for RMB 20 million entered into on August 19, 2014. The loan bore interest at 7.2% with maturity on August 19, 2015. The loan was guaranteed by Heat Pump and SanDeKe.	3,250,711	-	Taiyu
From a commercial bank in the PRC for RMB 8.77 million entered into on September 17, 2014. The loan bore interest at 7.2% with maturity on March 17, 2015. The loan was pledged by the Taiyu’s accounts receivable.	1,424,643	-	Taiyu
From a commercial bank in the PRC for RMB 13.34 million entered into on September 26, 2012. The loan bore interest at 6.16% with maturity on January 18, 2014. The loan was repaid at maturity.	-	2,188,684	Taiyu
From a commercial bank in the PRC for RMB 10 million entered into on November 30, 2012. The loan bore interest at 7.87% with maturity on November 22, 2014. The loan was guaranteed by Taiyu. The loan was paid in full at maturity.	1,625,355	1,640,178	Siping
From a commercial bank in the PRC for RMB 40 million entered into on March 11, 2013. The loan bore interest at 6.60% with maturity on March 10, 2014. The loan was guaranteed by Siping, HeatPump and management of Chinese subsidiaries. This loan was repaid at maturity.	-	6,560,711	Taiyu
From a commercial bank in the PRC for RMB 10 million entered into on May 21, 2013. The loan bore interest at 6.60% with maturity on May 20, 2014. This loan was repaid at maturity.	-	1,640,178	Taiyu
From a commercial bank in the PRC for RMB 5 million entered into on August 29, 2013. The loan bore interest at 7.20% with maturity on August 29, 2014. The loan was guaranteed by Taiyu. This loan was repaid at maturity.	-	820,089	Siping
From a commercial bank in the PRC for RMB 5 million entered into on September 4, 2013. The loan bore interest at 7.20% with maturity on September 4, 2014. The loan was guaranteed by Taiyu. This loan was repaid at maturity.	-	820,089	Siping
From a commercial bank in the PRC for RMB 30 million entered into on August 8, 2013. The loan bore interest at 6.90% with maturity on August 7, 2014. The loan was paid in full at maturity.	-	4,920,533	Taiyu
From a commercial bank in the PRC for RMB 9.9 million entered into on September 18, 2013. The loan bore interest at 6.0% with maturity on September 17, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	-	1,623,776	Taiyu
From a commercial bank in the PRC for RMB 9.9 million entered into on October 11, 2013. The loan bore interest at 6.0% with maturity on October 10, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	1,609,102	1,623,776	Taiyu
From a commercial bank in the PRC for RMB 16 million entered into on July 10, 2013. The loan bore interest at 6.0% with maturity on January 9, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	-	2,624,285	Taiyu
From a commercial bank in the PRC for RMB 36 million entered into on April 23, 2014. The loan bore interest at 7.2% with maturity on April 22, 2015. This loan was pledged by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries.	5,851,280	-	Taiyu
From a commercial bank in the PRC for RMB 4 million entered into on April 23, 2014. The loan bore interest at 7.2% with maturity on April 22, 2015. This loan was guaranteed by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries.	650,142	-	Taiyu
Loans payable	$18,832,200	$24,462,299

The banks sometimes require loan guarantee provided by a third party to the Company, the third party loan guarantor was Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee of RMB46 million ($7.32 million). The guarantee is for the loans entered from February 20, 2012 to August 16, 2013, with the guarantee length equal to the loan term; the guarantee service was extended for the loans entered from September 18, 2013 to September 12, 2014 with the guarantee length equal to the loan term, the maximum guarantee amount was revised to RMB44 million ($7.05 million).  The Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB20 million ($3.18 million) to Liaoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee is for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company does not require Guorui to pay any guarantee fees.  The Company did not extend the guarantee term for Guorui after January 11, 2013.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.  As of September 30, 2014 and December 31, 2013, the Company did not have any loan guarantees from Liaoning Wugang.

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

Borrowings under the Credit Facility are secured by the Company’s deposit accounts located in the US, its trademarks in the PRC and 55% of its equity in each of its wholly-, directly owned subsidiaries.  An origination fee of 4% of the Committed Amount was accrued to Northtech upon the signing of the Credit Agreement. As amended, Borrowings bear interest of 10% annually, payable quarterly, and the Credit Facility matured on April 30, 2013, and extended to April 30, 2014 with an extension fee of 4% of the Committed Amount. Generally, borrowings may be prepaid at any time without premium or penalty, provided however that if the Company prepays any amount due under the Credit Facility from the proceeds of another instrument or agreement of indebtedness, the Company shall pay a 10% prepayment fee.  All amounts due under the Credit Facility may, at the Company’s option, be paid in either cash or restricted shares of the Company’s common stock.

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

On December 21, 2012, the Company’s BOD approved the issuance of 1,300,000 Restricted Shares of Common Stock to Northtech in cancellation of $1,301,300 of indebtedness under the Credit Facility.  The balance owing to Northtech under the Credit Agreement as of September 30, 2014 and December 31, 2013 was $2,449,335 and $1,396,378, respectively, and was recorded as a noncurrent obligation under FASB ASC Subtopic 470-10-45-12 through FASB ASC Subtopic 470-10-45-14 due to the Note being secured by 55% of the equity interest in each of HEAT PHE Inc. and HEAT HP Inc., and the Company’s option to repay the note by issuance of the Company’s shares.

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

On July 14, 2014, the Board approved and the Company entered the third amendment to the Credit Agreement with Northtech, the Amendment modifies the definition of “Average Share Price” in the Credit Agreement to decrease the minimum and maximum values for the “Average Share Price,” by 20% each from $0.50 to $0.40 and from $3.50 to $2.80, respectively.  The Amendment also increases the maximum line which may be borrowed under the Credit Agreement from $2,500,000 to $3,250,000 and extends the maturity date for amounts borrowed from April 30, 2014 to October 31, 2015.  Pursuant to the terms of the Amendment, the Company extended the Initial Maturity Date by a payment to Northtech of an extension fee of 4% of the Maximum Line under the Credit Agreement. Northtech agreed to the extension of the maturity in consideration of an extension fee of 200,000 Restricted Shares of the Company’s Common Stock at $0.50 per share issued on July 22, 2014. The FV of 200,000 shares on July 22, 2014 was $40,000.

Long-Term Bank Loan

Taiyu entered into a long-term loan of $2,112,962 (RMB13 million) with China Construction Bank on November 30, 2013 with maturity on November 29, 2015. The interest rate for the loan is variable currently at 6.46%, and to be paid on the 20th of each month. This loan is guaranteed by Taiyu’s building and land.

16. DEFERRED TAX ASSET (LIABILITY)

As of September 30, 2014 and December 31, 2013, deferred tax asset (liability) consisted of the following:

	2014	2013
Deferred tax asset - current (bad debt allowance for accounts receivable)	$6,241,225	$7,715,041
Deferred tax asset - current (bad debt allowance to retention receivable)	372,022	-
Deferred tax asset - current (inventory allowance)	2,807,351	2,321,878
Deferred tax asset – current (bad debt allowance for other receivables)	2,584,868	2,099,125
Deferred tax asset – current (allowance for advance to supplier)	425,219	398,224
Deferred tax asset – current (reserve for warranty)	76,170	75,808
Deferred tax asset – noncurrent (NOL)	2,821,894	2,464,239
Deferred tax asset – noncurrent (impairment loss on long – lived assets)	3,334,594	3,334,594
Less: valuation allowance	(18,663,343)	(18,408,909)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$(78,543)	$(17,177)

17. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.  The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

SmartHeat, the parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $8.30 million at September 30, 2014, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the nine months ended September 30, 2014 and 2013:

	2014	2013
US statutory tax (benefit) rates	(34.0)%	(34.0)%
Tax rate difference	8.3%	8.8%
Effect of tax holiday	3.8%	4.6%
Other	(0.1)%	-%
Valuation allowance	22.9%	20.4%
Tax benefit per financial statements	0.9%	(0.2)%

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the three months ended September 30, 2014 and 2013:

	2014	2013
US statutory tax (benefit) rates	(34.0)%	(34.0)%
Tax rate difference	7.4%	8.6%
Effect of tax holiday	3.3%	8.4%
Other	0.9%	-%
Valuation allowance	17.9%	16.9%
Tax benefit per financial statements	(4.5)%	(0.1)%

The income tax (benefit) for the nine months ended September 30, 2014 and 2013, consisted of the following:

	2014	2013
Income tax expense - current	$1,717	$11,560
Income tax expense (benefit) - deferred	61,592	(61,953)
Total income tax expense (benefit), net	$63,309	$(50,393)

The income tax (benefit) for the three months ended September 30, 2014 and 2013, consisted of the following:

	2014	2013
Income tax expense - current	$1,045	$13,109
Income tax benefit - deferred	(13,229)	(18,502)
Total income tax benefit, net	$(12,184)	$(5,393)

18. STATUTORY RESERVES AND RESTRICTED NET ASSETS

The Company’s ability to pay dividends primarily depends on the Company receiving funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with US GAAP differ from those reflected in the statutory financial statements of the Company’s PRC subsidiaries.

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the BOD for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment and Ruicheng were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. As of September 30, 2014, the Company met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40.00 million in registered capital by April 2015 (See note 20).

Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide surplus reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the BOD, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. SmartHeat Energy, SmartHeat Trading and SmartHeat Pump were established as domestic enterprises and therefore are subject to the above-mentioned restrictions on distributable profits.

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

Based on the FV method under FASB ASC 718, “Compensation-Stock Compensation,” and FASB ASC 505, “Equity,”  the FV of each stock option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model has assumptions for risk-free interest rates, dividends, stock volatility and expected life of an option grant. The risk-free interest rate is based upon market yields for US Treasury debt securities at a maturity near the term remaining on the option. Dividend rates are based on the Company’s dividend history. The stock volatility factor is based on the historical volatility of the Company’s stock price. The expected life of an option grant is based on management’s estimate. The FV of each option grant to independent directors is calculated by the Black-Scholes method and is recognized as compensation expense over the vesting period of each stock option award.

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	3,500	97.80	1.65
Exercisable at January 1, 2013	3,500	97.80	1.65
Granted	-	-	-
Exercised	-	-	-
Forfeited	1,000	46.00	-
Outstanding at December31, 2013	2,500	118.5	1.34
Exercisable at December31, 2013	2,500	118.5	1.34
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at September 30, 2014	2,500	$118.5	0.33
Exercisable at September 30, 2014	2,500	$118.5	0.33

There were no options exercised during the nine and three months ended September 30, 2014 and 2013. The Company recorded $0 as compensation expense for stock options during the nine and three months ended September 30, 2014 and 2013.

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

On September 17, 2013, the Company’s BOD approved the issuance of 100,000 restricted shares of common stock to Northtech for their consent to the Company to enter into an Equity Interest Purchase Agreement as contemplated by the stalking horse proposal and approved by the Company’s Board. The stock price on the approval date was $0.30, the FV of the shares issued was $30,000. Under the terms of the Equity Interest Purchase Agreement, the buyers agreed to purchase 40% of the Company’s equity interests in the following PHE segment subsidiaries: Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng, and XinRui (collectively, the “Target Companies”).  The purchase price was RMB5 million ($0.82 million), was paid by the buyers on December 30, 2013.

On March 27, 2014, The Compensation Committee of the Board approved to grant certain individuals the Company’s common stock in recognition of their valuable services to the Company and its subsidiaries in 2013. The individual and number of shares granted is as follows: 100,000 shares to Oliver Bialowons, 50,000 shares to Huajun Ai, 50,000 shares to Xudong Wang and 50,000 shares to Kenneth Scipta. The stock price was $0.15 on grant date, and the FV of the shares granted at the grant date was $37,500 and were issued on April 3, 2014.

On March 27, 2014, the BOD approved the Company’s request to Northtech for extending the maturity date on the Credit Agreement from April 30, 2014 to January 3, 2015, and pay the extension fee of 4% of the credit line amount of $2.5 million by issuing 200,000 shares of its common stock to Northtech at $0.50 per share. The FV of 200,000 shares on grand date was $30,000 and the Company recognized $70,000 gain from such stock issuance. The shared were issued on April 3, 2014.

On July 14, 2014, the Company entered the third amendment to the Credit Agreement with Northtech, Pursuant to the terms of the Amendment, the Company extended the Initial Maturity Date by a payment to Northtech of an extension fee of 4% of the Maximum Line under the Credit Agreement. Northtech agreed to the extension of the maturity in consideration of an extension fee of 200,000 Restricted Shares of the Company’s Common Stock at $0.50 per share issued on July 22, 2014. The FV of 200,000 shares on July 22, 2014 was $40,000.

20. COMMITMENTS

Lease Agreements

The Company leased offices for its sales representative in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the nine months ended September 30, 2014 and 2013, was $332,540 and $342,000, respectively. Rental expense for the three months ended September 30, 2014 and 2013, was $132,966 and $91,100, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy, a wholly owned subsidiary in Shenyang with registered capital of $30 million, subsequently satisfied out of the registered capital of SmartHeat Investment, for the research, development, manufacturing and sale of energy products. As of September 30, 2014, the Company is committed to contributing the remaining $40 million in registered capital to SmartHeat Investment by April 2015. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date.

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

As of September 30, 2014, the Company owed $50,000 to Nimbus, which was included in other payable.

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

Legal Proceedings

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang, SmartHeat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants. The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, the Company filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice. On August 6, 2014, the lead plaintiff once again filed a motion for class certification. On September 19, 2014, the Company filed an opposition to the lead plaintiff’s motion for class certification, to which plaintiff filed a response on October 20, 2014. The Company has also indicated to the Court that the Company plans to file a summary judgment motion and have requested a conference (as required by the Court) to discuss this motion.  The Court has indicated that it will schedule a conference regarding the summary judgment motion after the Court has decided the class certification motion.  The pleadings and court orders are publicly available. The Company intends to vigorously defend this action, as it believes the allegations against the Company are without merit.

22. UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2013, the Company, closed the transaction contemplated by the EIPA dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries: SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang Energy Equipment) Co. Ltd.; Hohot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company (collectively, the “Target Companies”). The purchase price was RMB5 million.  Hohot Ruicheng Technology Co., Ltd. was 51% owned and Urumchi XinRui Technology Limited Liability Company (“XinRui”) was 46% owned by SmartHeat US parent company prior to 40% equity interest sell.

On November 28, 2014, the Company entered into an Amended and Restated EIPA, which amended and restated the EIPA dated October 10, 2013 between the Company and the buyers. Under the terms of the Amended EIPA, the buyers have agreed to purchase the remaining 60% of the Company’s equity interests in the Target Companies effective as of December 31, 2014 (the “Closing Date”). The purchase price for the remaining 60% consists of: (i) consideration of RMB8.5 million and (ii) the forgiveness of all net indebtedness owing to the Target Companies by SmartHeat and each of its other subsidiaries as of December 31.  As of September 30, 2014, the Company evaluated it is highly probably the shareholders will approve the additional 60% equity sale, and accordingly, the pro forma consolidated financial statements reflecting the total of 100% equity interest sale of Target Companies were presented as following.

The following pro forma consolidated statements of operations present the SmartHeat Inc. for the nine months ended September 30, 2014 and 2013, as if the 100% equity sale occurred on January 1, 2013, and January 1, 2014, for the purpose of the statements of operations, respectively. The accompanying pro forma consolidated balance sheet presents the accounts of SmartHeat Inc. as if the 100% equity sale occurred on September 30, 2014. The 100% equity sales results in deconsolidation of disposed entities.

SMARTHEAT INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
REFLECTING THE SALE OF CERTAIN ENTITIES OF PHE SEGMENT

	AS OF SEPTEMBER 30, 2014
	Company Historical	Sales of PHE segment	Pro Forma adjustments		Company Pro Forma

ASSETS

CURRENT ASSETS
Cash & equivalents	$13,601,346	$10,008,529	$-		$3,592,817
Restricted cash	479,157	404,816			74,341
Accounts receivable, net	15,946,417	18,652,098	3,314,754	a, b	609,073
Retentions receivable, net	1,725,941	1,681,569			44,372
Advances to suppliers, net	7,127,768	5,317,381			1,810,387
Other receivables (net), prepayments and deposits	2,912,935	26,903,367	28,029,401	a, b	4,038,969
Inventories, net	55,684,495	47,481,292			8,203,203
Taxes receivable	464,364	413,629			50,735
Notes receivable - bank acceptances	1,429,395	1,232,727			196,668

Total current assets	99,371,818	112,095,408			18,620,565

NONCURRENT ASSETS
Long term investment	9,851	-	(9,851)	b	-
Restricted cash	254,807	263,584			(8,777)
Construction in progress	54,906	54,906			-
Property and equipment, net	2,045,669	728,406			1,317,263
Intangible assets, net	608,652	-			608,652

Total noncurrent assets	2,973,885	1,046,896			1,917,138

TOTAL ASSETS	$102,345,703	$113,142,304			$20,537,703

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,345,423	$8,058,553	$1,459,301	a, b	$1,746,171
Advance from customers	3,617,924	2,624,354			993,570
Taxes payable	53,892	16,304			37,588
Accrued liabilities and other payables	17,292,178	30,950,909	20,657,717	a, b	6,998,986
Notes payable - bank acceptances	-	-			-
Loans payable	18,832,200	18,832,200			-

Total current liabilities	48,141,617	60,482,320			9,776,314

CREDIT LINE PAYABLE	2,449,335	-			2,449,335

LONG-TERM LOAN	2,112,962	2,112,962			-

DEFERRED TAX LIABILITY	78,543	-			78,543

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock	6,783	-			6,783
Paid-in capital	87,265,460	59,341,363	49,732,790	b	77,656,887
Statutory reserve	5,389,057	4,608,374			780,683
Accumulated other comprehensive income	8,348,727	6,785,859	(0)	a	1,562,868
Accumulated deficit	(72,338,929)	(40,859,653)	(40,515,503)	b	(71,994,779)

Total Company stockholders' equity	28,671,098	29,875,943			8,012,442

NONCONTROLLING INTEREST	20,892,148	20,671,079			221,069

TOTAL EQUITY	49,563,246	50,547,022	-		8,233,511

TOTAL LIABILITIES AND EQUITY	$102,345,703	$113,142,304	$-		$20,537,703

(a) To reflect the effect of forgiveness of all net indebtness owing to Target Companies by SmartHeat and each of its other subsidiaries.
(b) To reflect the sale of 100% equity interest in Target companies, and loss on the sale.

SMARTHEAT INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATION
REFLECTING THE SALE OF CERTAIN ENTITIES OF PHE SEGMENT

	NINE MONTHS ENDED SEPTEMBER 30, 2014
	Company Historical	Sales of PHE segment	Pro Forma adjustments		Company Pro Forma

Net sales	$20,599,124	$17,549,811	$1,066,469	a	$4,115,782
Cost of goods sold	18,790,453	16,696,776	1,066,469	a	3,160,146

Gross profit	1,808,671	853,035	-		955,636

Operating expenses
Selling	4,848,177	3,627,023			1,221,154
General and administrative	6,199,365	2,799,480			3,399,885
Provision for bad debts	(2,988,346)	(3,115,176)			126,830
Provision for advance to supplier	122,518	98,253			24,265

Total operating expenses	8,181,714	3,409,580	-		4,772,134

Loss from operations	(6,373,043)	(2,556,545)	-		(3,816,498)

Non-operating income (expenses)
Investment loss	(16,889)	-			(16,889)
Interest income	125,482	109,090			16,392
Interest expense	(1,300,872)	(1,154,288)			(146,584)
Financial expense	(318,222)	(229,560)			(88,662)
Gain on issuance of stock	70,000	-			70,000
Foreign exchange transaction gain	3,661	3,658			3
Other income, net	715,950	111,056			604,894

Total non-operating expenses, net	(720,890)	(1,160,044)	-		439,154

Loss before income tax	(7,093,933)	(3,716,589)	-		(3,377,344)
Income tax expense	63,309	-			63,309

Net loss before noncontrolling interest	(7,157,242)	(3,716,589)	-		(3,440,653)
Less: loss attributable to noncontrolling interest	(1,449,088)	(1,423,456)			(25,632)

Net loss to SmartHeat Inc.	(5,708,154)	(2,293,133)	-		(3,415,021)

Basic and diluted weighted average shares outstanding	6,490,176				6,490,176

Basic and diluted loss per share	$(0.88)				$(0.53)

(a) To include the inter-company sales between disposed entities and other subsidiaries of SmartHeat Inc.

SMARTHEAT INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATION
REFLECTING THE SALE OF CERTAIN ENTITIES OF PHE SEGMENT

	NINE MONTHS ENDED SEPTEMBER 30, 2013
	Company Historical	Sales of PHE segment	Pro Forma adjustments		Company Pro Forma

Net sales	$27,059,624	$23,659,163	$1,576,804	a	$4,977,265
Cost of goods sold	24,213,253	21,642,798	1,576,804	a	4,147,259

Gross profit	2,846,371	2,016,365	-		830,006

Operating expenses
Selling	4,668,946	3,372,933			1,296,013
General and administrative	7,068,639	3,483,464			3,585,175
Impairment of long term investment	-	-	-		-
Provision for bad debts	21,521,707	21,244,272			277,435
Provision for advance to supplier	1,571,853	(787,119)			2,358,972

Total operating expenses	34,831,145	27,313,550	-		7,517,595

Loss from operations	(31,984,774)	(25,297,185)	-		(6,687,589)

Non-operating income (expenses)
Investment income (loss)	17,687	-			17,687
Interest income	45,764	36,827			8,937
Interest expense	(1,288,091)	(1,253,961)			(34,130)
Financial expense	(201,092)	(60,489)			(140,603)
Foreign exchange transaction gain	(6,625)	(6,612)			(13)
Loss on sale of equity interest	-	-	(42,308,507)	b	(42,308,507)
Other income, net	1,020,770	432,257			588,513

Total non-operating expenses, net	(411,587)	(851,978)			(41,868,116)

Loss before income tax	(32,396,361)	(26,149,163)	-		(48,555,705)
Income tax expense (benefit)	(50,393)	13,041			(63,434)

Net loss before noncontrolling interest	(32,345,968)	(26,162,204)	-		(48,492,271)
Less: loss attributable to noncontrolling interest	(53,296)	(27,727)			(25,569)

Net loss to SmartHeat Inc.	(32,292,672)	(26,134,477)	-		(48,466,702)

Basic and diluted weighted average shares outstanding	5,776,989				5,776,989

Basic and diluted loss per share	$(5.59)				$(8.39)

(a) To include the inter-company sales between disposed entities and other subsidiaries of SmartHeat Inc.
(b) To reflect the loss on the sale of 100% equity interest in Target companies, plus forgiveness of all net indebtedness owing to Target Companies by SmartHeat and each of its other subsidiaries.

23. SUBSEQUENT EVENT

On November 10, 2014, the Company received notice that the SEC denied its application to review NASDAQ’s decision to delist its common stock from the NASDAQ Capital Market.

On November 28, 2014, the Company entered into an Amended and Restated EIPA, which amended and restated the EIPA dated October 10, 2013 between the Company and the buyers. Under the terms of the Amended EIPA, the buyers have agreed to purchase the remaining 60% of the Company’s equity interests in the Target Companies. The purchase price for the remaining 60% consists of: (i) consideration of RMB8.5 million and (ii) the forgiveness of all net indebtedness owing to the Target Companies by SmartHeat and each of its other subsidiaries as of December 31, 2014.

The effectiveness of the transaction is subject to the following conditions: (i) approval of its shareholders and (ii) receipt by the BOD of the Company of an opinion that the purchase and sale transaction is fair to the shareholders of SmartHeat from a financial point of view. The parties will execute a mutual release to be delivered at the closing which will provide, in part, for the Target Companies to forgive all net indebtedness from SmartHeat and all of its other subsidiaries. In the event that the conditions are not met prior to December 31, 2014, the consideration and all documents will be deposited into escrow and released when the conditions have been satisfied; provided that if the conditions are not satisfied on or before March 31, 2015, either party may terminate the Amended EIPA and the funds and documents will be returned to the depositing party.

The Company presently intends to continue to seek competing bids to the Amended EIPA.  There is no assurance that any competing bid may be found or that a definitive agreement will be negotiated with such party.

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

We are a US holding company with no material assets other than the ownership interests of our subsidiaries through which we design, manufacture and sell our clean technology PHEs, HPs and related systems. We were incorporated in the State of Nevada on August 4, 2006, under the name Pacific Goldrim Resources, Inc., as an exploration stage corporation with minimal operations to engage in the exploration for silver, lead and zinc. On April 14, 2008, we changed our name to SmartHeat Inc. and entered into a Share Exchange Agreement to acquire Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd., subsequently renamed SmartHeat Taiyu (Shenyang) Energy Technology Co., Ltd., or Taiyu, a privately held Sino-foreign joint venture (“JV”) company formed under the laws of the PRC on July 24, 2002, and engaged in the design, manufacture, sale and servicing of plate heat exchange products in China. The Share Exchange Agreement was entered into by SmartHeat, Taiyu and the shareholders of Taiyu. We received PRC government approval on May 28, 2008, of our subscription for 71.6% of the registered capital of Taiyu, and approval on June 3, 2009, of the transfer of the remaining 28.4% ownership of Taiyu from the original JV shareholders who received shares of our common stock in the Share Exchange. As a result of the Share Exchange Agreement and subsequent transactions contemplated thereby, and receipt of the above PRC government approvals, Taiyu became our wholly foreign-owned enterprise, or WFOE.

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

In response to inflationary concerns, the PRC government tightened fiscal policies beginning in 2011 that contributed to a slowdown in many sectors of China’s economy and restricted bank lending practices. China’s economy continues the growing at a very slow pace. Historically, approximately 40% of our customers, representing the majority of our total sales, consist of state-owned enterprises in China. Many of these customers, the majority of which are real estate developers, encountered difficulties in recent years in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our products. These conditions continued into 2014. Accordingly, the continued deflationary policy of the PRC government affected the number of new sales of our PHEs and PHE Units as certain state-owned enterprises deferred bidding for new projects because of their working capital difficulties or abandoned existing projects. The decline in new projects among state-owned enterprises and increased peer competition contributed to a decline in sales of our PHEs and PHE Units in 2011 through 2014. We also canceled contracts in 2011 with certain of these state-owned customers that were unable to make payments or that had requested adjustments to their payment terms in response to their financial difficulties. Although these events caused a decrease in our sales in 2011 through 2014, a portion of the canceled year 2011 PHE and PHE Unit orders were reinstated in 2012, and additional orders and contracts that were canceled or partially delayed are performed in 2013 and 2014, which reduced the impact of the drop in our sales over the long term. Furthermore, the PRC government remains committed to the construction of affordable housing projects and emission-reduction and energy-saving policies, which we believe will continue to drive demand for our clean technology heat transfer products.

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

The economic conditions our subsidiaries faced in recent years, made it impossible for our subsidiaries to pay dividends to our US parent company, which is dependent upon such dividends to meet its financial obligations.  Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as detailed in Note 18 to our financial statements. As a result, we sought alternative sources of capital for our US parent company. On July 27, 2012, we entered into a secured, revolving credit facility with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha.  Jane Ai, our Corporate Secretary, is also a part owner of Northtech.  As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed maturing on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we repaid $1,300,000 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders. On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, we entered into second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10% annually, compounded quarterly, effective January 1, 2013.   On March 26, 2014, we gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 31, 2015. On July 14, 2014, we entered the third amendment to the Credit Agreement with Northtech, the Amendment modifies the definition of “Average Share Price” in the Credit Agreement to decrease the minimum and maximum values for the “Average Share Price,” by 20% each from $0.50 to $0.40 and from $3.50 to $2.80, respectively.  The Amendment also increases the maximum line which may be borrowed under the Credit Agreement from $2,500,000 to $3,250,000 and extends the maturity date for amounts borrowed from April 30, 2014 to October 31, 2015.

On December 30, 2013, we closed the transaction contemplated by the Equity Interest Purchase Agreement dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries: SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang Energy Equipment) Co. Ltd.; Hohot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company (collectively, the “Target Companies”). The purchase price was RMB5 million. Urumchi XinRui was 46% owned by SmartHeat US parent company.

On November 28, 2014, we entered into an Amended and Restated Equity Interest Purchase Agreement (the “Amended and Restated EIPA”), which amended and restated the Equity Interest Purchase Agreement (the “Equity Interest Purchase Agreement”) dated October 10, 2013 between the Company and the buyers. Under the terms of the Amended EIPA, the buyers have agreed to purchase the remaining 60% of the Company’s equity interests in the Target Companies effective as of December 31, 2014 (the “Closing Date”). The purchase price for the remaining 60% consists of: (i) consideration of RMB8.5 million and (ii) the forgiveness of all net indebtedness owing to the Target Companies by SmartHeat and each of its subsidiaries as of December 31, 2014. The effectiveness of the transaction is subject to the following conditions: (i) approval of its shareholders and (ii) receipt by the Board of Directors of the Company of an opinion that the purchase and sale transaction is fair to the shareholders of SmartHeat from a financial point of view. The parties will execute a mutual release to be delivered at the closing which will provide, in part, for the Target Companies to forgive all net indebtedness from SmartHeat and all of its other subsidiaries. In the event that the conditions are not met prior to December 31, 2014, the consideration and all documents will be deposited into escrow and released when the conditions have been satisfied; provided that if the conditions are not satisfied on or before March 31, 2015, either party may terminate the Amended EIPA and the funds and documents will be returned to the depositing party.

Significant Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

Our financial statements are prepared in accordance with generally accepted accounting principles in the US, or US GAAP.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s US parent and its subsidiaries, Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, SmartHeat Heat Exchange, SmartHeat Germany and SmartHeat Pump. All significant inter-company accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances of $39.37 million and $48.25 million at September 30, 2014 and December 31, 2013, respectively.

Revenue Recognition

Our revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104, codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and HPs are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue under “Advance from customers.”

Our agreements with our customers generally provide that 30% of the purchase price is due upon placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from three to 24 months from the acceptance date. Due to the slowdown of the Chinese economy and tightened monetary policy, and in order to attract and retain customers, the Company’s subsidiaries have adjusted their contract and payment terms on a case-by-case basis to permit for more flexible and longer payment terms.

Our standard warranty is provided to all customers and is not considered an additional service; rather, it is an integral part of the product sale. We believe the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the EITF 00-21 (codified in FASB ASC Topic 605-25) separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450, “Contingencies,” specifically addresses the accounting for standard warranties and neither SAB 104 nor EITF 00-21 supersedes FASB ASC Topic 450. We believe that accounting for its standard warranty pursuant to FASB ASC Topic 450 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

We charge for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. We recognize such revenue when service is provided. For the nine months ended September, 2014 and 2013, revenue from after-sales services after the expiration of the warranty period was $167,000 and $199,000, respectively. For the three months ended September 30, 2014 and 2013, revenue from after-sales services after the expiration of the warranty period was $73,000 and $69,000, respectively.

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the US parent company are maintained in USD. The functional currency of the Company’s China subsidiaries is the Chinese Yuan Renminbi (“RMB”) and the functional currency of SmartHeat Germany, the Company’s subsidiary in Germany, is the Euro (“EUR”). The accounts of the China subsidiaries and German subsidiary were translated into USD in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” According to FASB ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at the historical rates and statement of operations items were translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Comprehensive Income).”

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

On December 30, 2013, the Company closed the transaction contemplated by the Equity Interest Purchase Agreement dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries (“Target Companies”): Taiyu, Siping, SmartHeat Energy, Ruicheng and XinRui for the purchase price of RMB5 million ($0.82 million) (See Note 1). The buyers had the option to purchase remaining 60% equity interest in the Target Companies for an additional purchase price of RMB8.5 million.

According to ASC 360-10-35, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company believed the following events or changes in circumstances indicated the carrying amount of its long-lived assets (asset group) may not be recoverable: 1) a current expectation that, more likely than not, a long-lived assets (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, and 2) a significant decrease in the market price of a long-lived asset (asset group). Since the Company has the option to sell 100% ownership in Target Companies for RMB13.5 million ($2.21 million), a significant decrease in the market price, before the end of its previously estimated useful life for their long-lived assets, the Company therefore performed assets recoverability testing by comparing the assets estimated future undiscounted cash flows with their carrying value, and concluded the long-lived assets were not recoverable as a result of future cash flows are less than the carrying amount.  The Company further calculated the impairment loss amount of Target Companies by determining the FV for the long-lived asset group and recorded a write-down (loss) for the difference between their carrying value and their FV.  FV is an asset’s purchase or sale price in a current transaction between willing parties. The best evidence of FV is prices quoted in active markets, although the Company has the option to sell 100% ownership in Target Companies for RMB13.5 million ($2.21 million), the market prices are not available for many long-lived assets such as equipment, the Company used discounted cash flow method for estimating FV of long-lived assets which are acceptable under ASC 360-10.

Based on its evaluation, the Company believed, as of December 31, 2013, the long-lived assets of Target Companies including construction in progress, property and equipment, and intangible assets were impaired for $13.73 million.  In addition, the Company retained remaining 30.6% and 27.6% interest in Ruicheng and XinRui (after the 40% sale), respectively, at December 31, 2013, that was accounted for under the equity method of accounting, the Company recorded the long-term investment in Ruicheng and XinRui at FV as provided in ASC 323-10-30-2.  The FV of the long-term investment was the prorated selling price for the remaining 60% equity interest that are allocated to Ruicheng and XinRui for $26,720; accordingly, the Company recorded $0.91 million impairment loss of long-term investment in Ruicheng and XinRui for the excess of the carrying amount over the FV for the year ended December 31, 2013.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation, FASB ASC Topic 718, “Accounting for Share-Based Payments,” When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date FV of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of an Entity. Under the new guidance, only disposals representing a strategic shift, such as a major line of business, a major geographical area or a major equity investment, should be presented as discontinued operations. The guidance will be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for annual financial statements with fiscal years beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company will adopt the guidance effective January 1, 2015. We are in the process of evaluating the impact of this standard on our consolidated financial statements and the impact is unknown at this time.

In January 2014, FASB issued, Accounting Standards Update 2014-05, Service Concession Arrangements (Topic 853). The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

As of September 30, 2014, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Nine months ended September 30, 2014 Compared to the Nine months ended September 30, 2013

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$20,599,124		$27,059,624
Cost of sales	18,790,453	91%	24,213,253	89%
Gross profit	1,808,671	9%	2,846,371	11%
Operating expenses	8,181,714	40%	34,831,145	129%
Loss from operations	(6,373,043)	(31)%	(31,984,774)	(118)%
Non-operating expenses, net	(720,890)	(3)%	(411,587)	(2)%
Income tax expense (benefit)	63,309	-%	(50,393)	-%
Less: loss attributable to noncontrolling interest	(1,449,088)	(7)%	(53,296)	-%
Net Loss to SmartHeat Inc.	$(5,708,154)	(28)%	$(32,292,672)	(119)%

The following table sets forth the results of our operations for our PHE and heat meter segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$16,919,658		$23,229,109
Cost of sales	16,127,877	95%	21,243,582	91%
Gross profit	791,781	5%	1,985,527	9%
Operating expenses	3,709,172	22%	30,544,165	131%
Loss from operations	(2,917,391)	(17)%	(28,558,638)	(123)%
Non-operating expenses, net	(1,096,887)	(6)%	(747,300)	(3)%
Income tax expense (benefit)	102,607	1%	(5,594)	-%
Less: loss attributable to noncontrolling interest	(1,423,456)	(8)%	(27,727)	-%
Net Loss to SmartHeat Inc.	$(2,693,429)	(16)%	$(29,272,617)	(126)%

The following table sets forth the results of our operations for our HP segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$3,679,466		$3,830,515
Cost of sales	2,662,576	72%	2,969,671	78%
Gross profit	1,016,890	28%	860,844	22%
Operating expenses	3,348,406	91%	3,332,087	87%
Loss from operations	(2,331,516)	(63)%	(2,471,243)	(65)%
Non-operating income, net	303,784	8%	437,788	11%
Income tax benefit	(39,298)	(1)%	(46,899)	(1)%
Less: loss attributable to noncontrolling interest	(25,632)	(1)%	(25,569)	(1)%
Net Loss to SmartHeat Inc.	$(1,962,802)	(53)%	$(1,960,985)	(51)%

Sales. Net sales in the nine months ended September 30, 2014, were $20.60 million, consisting of $5.91 million for PHEs, $10.44 million for PHE Units, $0.57 million for heat meters and $3.68 million for HPs, while net sales in the nine months ended September 30, 2013, were $27.06 million, consisting of $8.27 million for PHEs, $13.98 million for PHE Units, $0.97 million for heat meters and $3.83 million for HPs, an overall decrease of $6.46 million or 24%. The 24% decrease in total revenue was due primarily to the decrease in sales of PHEs and PHE units in the nine months ended September 30, 2014, compared to the same period of 2013. Sales of HPs in China slightly increased while sales of HPs in Germany decreased by 15% in the nine months ended September 30, 2014, compared to the same period of 2013. The overall slow-down of the PRC economy and tight fiscal policy including restricted lending practice continued in 2014, which caused decline in new projects among state-owned enterprises and increased peer competition, despite a portion of the previously canceled or delayed orders were reinstated and performed in the nine months ending September 30, 2014, we obtained less new sales contracts in 2013 and 2014 for PHE unit which is more commonly used in real estate industry; the real estate industry is very slow in PRC in recent years with supply outpacing demand, decreased newly constructed properties put into market, and decreased trading volumes resulting from slow PRC economy, government control on real estate price increasing and tight bank lending policies.

We have a review process for approving each sales contract, including sales price. Sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending primarily on each customer’s specific requirements and our negotiation of the contract amount and term.

Cost of Sales. Cost of sales (“COS”) was $18.79 million in the nine months ended September 30, 2014, compared to $24.21 million in the same period of 2013, a decrease of $5.42 million or 22%. The decrease in our COS is attributable to a decreased inventory impairment provision and decreased sales. We reserved $2.46 million for inventory impairment provision for PHEs and PHE Units during the nine months ended September 30, 2014, compared with $4.39 million for the same period of 2013.  COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 60% of total cost, while factory overhead cost was 35% and labor was 5% during the nine months ended September 30, 2014, as compared to 72%, 24% and 4%, respectively, for the same period of 2013.  Our materials cost as a percentage of total costs decreased to 60% from 72% as a result of decreased raw material price. Our products are custom-made; the raw material price varies based on the place of origin, which was chosen at customers’ choice. The COS as a percentage of sales was 91% in the nine months ended September 30, 2014 compared with 90% for the same period of 2013 due to increased factory overhead cost by $1.46 million despite decreased raw material cost.

We performed an inventory impairment assessment as of September 30, 2014 and December 31, 2013, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment provision of $13,746,475 and $11,395,714 as of September 30, 2014 and December 31, 2013, respectively.

Gross Profit. Gross profit was $1.81 million in the nine months ended September 30, 2014, compared to $2.85 million in the same period of 2013. Gross margin was 9% and 11% for the nine months ended September 30, 2014 and 2013 respectively. The decrease in gross margin in the nine months ended September 30, 2014 was primarily due to decreased sales.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $8.18 million in the nine months ended September 30, 2014, compared to $34.83 million in the same period of 2013, a decrease of $26.65 million or 77%. Operating expenses as a percentage of sales were 40% in the nine months ended September 30, 2014, compared to 129% in the same period of 2013. The decrease in operating expenses was mainly due to a reversal for the provision for bad debts of $(2.99) million and general and administrative expense of $6.20 million for the nine months ended September 30, 2014, compared with $21.52 million provision for bad debts and $7.07 million general and administrative expense for the nine months ended September 30, 2013.

We recorded a reversal of bad debt allowance of $(6.08) million for accounts, and retention receivable (consisting of $(6.19) million for reversal of bad debt allowance for PHEs and related products and $0.11 million reserve of bad debt allowance for HPs and related products), $3.09 million for bad debt allowance for other receivables (consisting of $2.91 million for PHEs and related products and $0.18 million for HPs and related products), and $0.12 million for allowance for advances to suppliers (consisting of $98,253for PHEs related and $24,266 for HPs related), respectively, for the nine months ended September 30, 2014, compared with $15.66 million for bad debt allowance for accounts receivable (consisting of $15.47 million for PHEs and related products and $0.18 million for HPs and related products), $5.86 million for bad debt allowance for other receivables (consisting of $5.84 million for PHEs and related products and $23,493 for HPs and related products), and $1.57 million for allowance for advance to suppliers (consisting of $1.47 million for PHEs related and $98,374for HPs related), respectively, for the nine months ended September 30, 2013. The reversal of provision for bad debt allowance for accounts receivables was primarily due to our accounting policy on bad debt reserves, which we will adjust from time to time. Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due. We believe the stringent fiscal policy impacting our customers in China will be temporary and the expansion and training of our marketing team and other employees will increase sales and improve the efficiency of our operations.

Non-Operating Expenses, net. Our net non-operating expenses for the nine months ended September 30, 2014 was $0.72 million compared to $0.41 million for the same period of 2013, an increase of expenses of $0.31 million or 75%. The increase in non-operating expenses was due mainly to increased interest expense of $1.30 million for the nine months ended September 30, 2014, compared with $1.29 million for the same period of 2013,increased financial expense of $0.32 million for the nine months ended September 30, 2014, compared with $0.20 million for the same period of 2013, and decreased net other income of $0.72 million for the nine months ended September 30, 2014, compared with $1.02 million for the same period of 2013.  The net other income of $715,950 for the nine months ended September 30, 2014 mainly consisted of income (net), from selling of raw material of $348,012, government subsidy of $127,527, after-sales services expense of $(236,519), and other non-operating income of $463,650.  The net other income of $1,020,770 for the nine months ended September 30, 2013, mainly consisted of income (net), from selling of raw material of $528,559; income (net) from after-sales services of $72,213, government subsidy of $173,784 and other non-operating income of $246,214.

Income Tax Expense (Benefit). We had income tax expense of $63,309 for the nine months ended September 30, 2014, compared to income tax benefit of $50,393 for the same period of 2013. The effective income tax rate to taxable loss for the nine months ended September 30, 2014, was 0.9% compared to (0.2)% for the same period of 2013.

Net Loss. Our net loss for the nine months ended September 30, 2014, was $5.71 million compared to net loss of $32.29 million for the same period of 2013, a decrease of $26.58million or 82%. Net loss as a percentage of sales was 28% in the nine months ended September 30, 2014, and net loss as a percentage of sales was 119% in the same period of 2013. This decrease in net loss was attributable to decreased operating expenses including decreased bad debt allowance, and more loss attributable to noncontrolling interest resulting from the sale of 40% equity interest on Taiyu, Siping and Shenyang Energy on December 30, 2013.

Three months ended September 30, 2014, Compared to the Three months ended September 30, 2013

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$9,929,291		$13,168,201
Cost of sales	6,089,373	61%	9,948,025	76%
Gross profit	3,839,918	39%	3,220,176	24%
Operating expenses	3,893,599	39%	12,952,401	98%
Loss from operations	(53,681)	(1)%	(9,732,225)	(74)%
Non-operating expenses, net	(215,540)	(2)%	(294,738)	(2)%
Income tax benefit	(12,184)	-%	(5,393)	-%
Less: loss attributable to noncontrolling interest	(6,791)	-%	(5,999)	-%
Net loss to SmartHeat Inc.	$(250,246)	(3)%	$(10,015,571)	(76)%

The following table sets forth the results of our operations for our PHE and heat meter segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$7,560,515		$11,420,235
Cost of sales	4,853,499	64%	8,568,382	75%
Gross profit	2,707,016	36%	2,851,853	25%
Operating expenses	2,497,485	33%	11,467,617	100%
Income (loss) from operations	209,531	3%	(8,615,764)	(75)%
Non-operating expenses, net	(387,420)	(5)%	(271,339)	(2)%
Income tax expense (benefit)	(460)	-%	6,776	-%
Less: loss attributable to noncontrolling interest	(11,248)	-%	(9,541)	-%
Net Loss to SmartHeat Inc.	$(166,181)	(2)%	$(8,903,420)	(78)%

The following table sets forth the results of our operations for our HP segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$2,368,775		$1,747,966
Cost of sales	1,235,873	52%	1,379,643	79%
Gross profit	1,132,902	48%	368,323	21%
Operating expenses	970,593	41%	972,578	56%
Income (loss) from operations	162,309	7%	(604,255)	(35)%
Non-operating income, net	211,185	9%	37,004	2%
Income tax benefit	(11,724)	(1)%	(14,268)	(1)%
Less: income (loss) attributable to noncontrolling interest	4,457	-%	(15,540)	1%
Net Income (loss) to SmartHeat Inc.	$380,761	16%	$(537,443)	(31)%

Sales. Net sales in the three months ended September 30, 2014, were $9.93 million, consisting of $2.78 million for PHEs, $4.70 million for PHE Units, $0.08 million for heat meters and $2.37 million for HPs, while net sales in the three months ended September 30, 2013, were $13.17 million, consisting of $3.78 million for PHEs, $7.05 million for PHE Units, $0.58 million for heat meters and $1.75 million for HPs, an overall decrease of $3.24 million or 25%. The 25% decrease in total revenue was due primarily to the decrease in sales volume of PHEs and PHE Units in the three months ended September 30, 2014, compared to the same period of 2013. Sales volume of PHEs and Heat Pumps, decreased 26% and 33%, respectively, in the three months ended September 30, 2014 compared to the same period of 2013.  The decrease in sales volume in the three months ended September 30, 2014 compared to 2013 resulted from the overall slow-down of the PRC economy and tight fiscal policy including restricted lending practice, which caused decline in new projects among state-owned enterprises. In addition, our product price decreased because of increased peer competition, which caused lower sales.

Cost of Sales. Cost of sales (“COS”) was $6.09 million in the three months ended September 30, 2014, compared to $9.95 million in 2013, a decrease of $3.86 million or 39%. The decrease in our COS is attributable to decreased inventory impairment provision by $1.93 million. COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 78% of total cost, while factory overhead cost was 19% and labor was 3% during the three months ended September 30, 2014 as compared to 69%, 26% and 5%, respectively, for the same period of 2013.  Our materials cost as a percentage of total costs increased to 78% from 69%, our products are custom-made; the raw material price varies based on the place of origin, which was chosen at customers’ choice. The COS as a percentage of sales was 61% in the three months ended September 30, 2014 compared with 76% for the same period of 2013 due to production cost as well as decreased reserve for inventory impairment.

We performed an inventory impairment assessment as of September 30, 2014, and December 31, 2013, for the write-down of raw materials and finished goods in inventory. We reserved $ 2.46 million and $4.39 million for inventory impairment provision during the three months ended September 30, 2014 and 2013, respectively.

Gross Profit. Gross profit was $3.84 million in the three months ended September 30, 2014, compared to $3.22 million in the same period of 2013. Profit margin were 39% and 24% for the three months ended September 30, 2014 and 2013 respectively. The increase in gross margin in the three months ended September 30, 2014 was primarily due to decreased cost of goods sold as described above.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $3.89 million in three months ended September 30, 2014, compared to $12.95 million operating expense in the same period of 2013, a decrease of $9.06 million or 70%. Operating expense as a percentage of sales were 39% in the three months ended September 30, 2014, compared to operating expense as a percentage of sales of 98% in 2013. The decrease in operating expense mainly resulted from a reversal of bad debt allowance for accounts receivable of $0.41 million for the three months ended September 30, 2014 compared with provision for bad debt allowance for accounts receivable of $9.23 million for the same period of 2013.

We recorded a reversal of bad debt allowance of $(1.11) million for accounts and retention receivable (consisting of $(1.00) million for PHEs and related products and $(0.11) million for HPs and related products), bad debt allowance of $1.52 million for other receivables (consisting of $1.49 million for PHEs and related products and $0.03 million for HPs and related products), and allowance of $14,248 for advance to suppliers (consisting of $14,512 for PHEs related and $(264) for HPs related), for the three months ended September 30, 2014, compare with bad debt allowance of $9.22 million for accounts and retention receivable (consisting of $9.21 million for PHEs and related products and $10,000 for HPs and related products), $0.02 million (consisting of $0.03 million for PHEs and related products and $(4,400) for HPs and related products) for other receivables, and $0.04 million (consisting of $0.02 million for PHEs related and $15,000 for HPs related) for advances to suppliers, for the same period of 2013. The reversal of bad debt allowance for accounts receivable was primarily attributable to our accounting policy on bad debt reserves, which we will adjust from time to time. Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due. We believe the stringent fiscal policy impacting our customers in China will be temporary and the expansion and training of our marketing team and other employees will increase sales and improve the efficiency of our operations.

Non-Operating Expenses, net. Our net non-operating expenses for the three months ended September 30, 2014 was $215,540 compared to $294,738 for 2013, a decrease of expenses of $0.08 million or 27%. The decrease was due mainly to increased interest income $60,899 and decreased interest expense of $443,726 compare with $16,789 and $515,849, respectively in the third quarter of 2013.

Income Tax Benefit. We had income tax benefit of $12,184 for the three months ended September 30, 2014, compared to income tax benefit of $5,393 for the same period of 2013. The effective income tax rate to taxable loss for the three months ended September 30, 2014 and 2013 was 4.5% and 0.1%, respectively.

Net Loss. Our net loss for the three months ended September 30, 2014, was $0.25 million compared to net loss of $10.02 million for the same period of 2013, a decrease of $9.77 million or 98%. Net loss as a percentage of sales were 3% and 76% in the three months ended September 30, 2014 and 2013, respectively. This significant decrease in net loss was mainly caused by decreased operating expenses as a percentage of sales, including decreased provision for bad debts, in spite of our decreased sales for the three months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and equivalents of $13.60 million. Working capital was $51.23 million at September 30, 2014. The ratio of current assets to current liabilities was 2.1:1 at September 30, 2014.

Presently, the Company’s US parent company is experiencing difficulty up streaming cash. As a consequence, the Company obtained a revolving line of credit providing for borrowings of up to $ $3.25 million, to address the cash needs of the Company’s US parent. The outstanding balance under the Credit Agreement as of September 30, 2014 was $2.45 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2014 and 2013:

	2014	2013
Cash provided by (used in):
Operating activities	$(8,317,334)	$(11,845,772)
Investing activities	$12,769,374	$420,087
Financing activities	$(4,265,283)	$1,848,173

Net cash flow used in operating activities was $8.32 million in the nine months ended September 30, 2014, compared to net cash flow used in operating activities of $11.85 million in the same period of 2013. The decrease in net cash outflow in operating activities was due mainly to decreased net loss of $7.16 million for the nine months ended September 30, 2014, compared with net loss of $32.35 million in the same period of 2013; increased cash inflow from accounts receivable of $4.55 million in the nine months ended September 30, 2014, compared with cash outflow from accounts receivable of $1.47 million in the same period of 2013; decreased cash outflow for advance to suppliers of $0.73 million in the nine months ended September 30, 2014, compared with cash outflow of $2.97 million in the same period of 2013; decreased cash outflow of $3.60 million for other receivables, prepayments and deposits in the nine months ended September 30, 2014, compared with $4.43 million outflow in the same period of 2013; and cash inflow of $0.37 million from tax receivable in the nine months ended September 30, 2014 compared with cash outflow of $1.82 million in the same period of 2013.

Net cash flow provided by investing activities was $12.77 million in the nine months ended September 30, 2014, compared to net cash provided by investing activities of $0.42 million in the same period of 2013. In the nine months ended September 30, 2014, we had $1.31 million cash inflow from note receivable, $1.84 million cash inflow from changes in restricted cash, $10.32 million cash inflow from government refund of land use right of SmartHeat Energy, $0.13 million cash inflow from assets disposal, offset with $0.80 million cash outflows for purchase of fixed assets and $0.03 million cash outflows from construction in progress; while in the same period of 2013, we had $2.00 million cash inflow from notes receivable, offset with $1.04 million cash outflow from changes in restricted cash, $0.02 million cash outflow from purchase of intangible assets, and $0.53 million cash outflow for purchase of fixed assets.

Net cash used in financing activities was $4.27 million in the nine months ended September 30, 2014, compared to net cash flow provided by financing activities of $1.85 million in the same period of 2013. The cash outflow in the nine months ended September 30, 2014 consisted primarily of repayment on short-term loans of $27.01 million, but offset with proceeds from a credit line of $1.15 million and proceeds from short-term loans of $21.59 million. In the nine months ended September 30, 2013, we had $13.27 million in proceeds from short-term loans and $0.82 million proceeds from a credit line, but offset with $12.24 million repayment on short-term loans.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date, or up to 2 heating seasons. Our receipts from sales of our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation, testing times and warranty periods. For example, PHEs and HPs are less complex than PHE Units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We experience payment delays from time to time, which historically have been from 1 to 3 months from the due date, but given the temporary financial difficulties of some of our state-owned customers resulting from tightened fiscal policies in China, we have experienced longer payment delays from these customers. Our accounts receivable and inventory turnover are relatively low and days sales outstanding ratio relatively high. Consequently, collection on our sales is slow and capital is tied up in inventories, which may result in pressure on cash flows. The low accounts receivable turnover and high days outstanding in the nine months ended September 30, 2014, was due primarily to the financial difficulties of some of our state-owned customers that resulted in delays in payment. The low inventory turnover rate in the nine months ended September 30, 2014, was due to overall less purchase orders received from our state-owned customers in China who are having temporary financial difficulties.

As of September 30, 2014, we had gross accounts receivable (including retention receivable) of $59,437,099, of which $1,852,941 was with aging within 30 days, $5,330,742 with aging between 31 and 90 days, $4,683,266 with aging between 91and 180 days, $16,312,257 with aging between 181 and 360 days, and $31,257,893 with aging over 360 days. At September 30, 2014, net accounts receivable was $15,946,417, or gross accounts receivable of $59,437,099 less bad debt allowance of $39,366,240, unearned interest of $26,414, and gross retention receivables of $4,098,028.

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

We recognize the final 5-10% of the purchase price as retention receivable, which is due no later than the termination of our warranty period. The deferral of the final payment is a common practice in the heating manufacturing business in China. Sometimes our customers are required to deposit 5-10% of the sales price on high value products, like an assembled heat exchanger unit or the main part of a PHE, into designated bank accounts as restricted cash for securing the payment after such period expires. Based on our historical experience, there have been no defaults on such deferrals. Therefore, we believe the potential risks and uncertainty associated with defaults on such receivables are not material. As of this report date, the Company collected 64% of the accounts receivable that were outstanding as of December 31, 2012, and collected 27% of the accounts receivable that were outstanding as of December 31, 2013.

Dividend Distribution

We are a US holding company that conducts substantially all of our business through our wholly owned and other consolidated operating entities in China and Germany. We rely in part on dividends paid by our subsidiaries in China for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. In particular, PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our PRC subsidiaries also are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to a statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of registered capital. These reserves are not distributable as cash dividends. In addition, our PRC subsidiaries, at their discretion, may allocate a portion of their after-tax profit to their staff welfare and bonus fund, which may not be distributed to equity owners except in the event of liquidation. Moreover, if any of our subsidiaries incur debt on its own behalf in the future, the instruments governing the debt may restrict such subsidiary’s ability to pay dividends or make other distributions to us. Any limitation on the ability of one of our subsidiaries to distribute dividends and other distributions to us could materially and adversely limit our ability to make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

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

Contractual Obligations

The Company was obligated for the following short-term loans as of September 30, 2014 and December 31, 2013:

	2014	2013	Subsidiary obligated
From a commercial bank in the PRC for RMB7.2 million entered into on February 20, 2014.The loan bore interest at 6% with maturity on February 19, 2015.	$1,170,256	$-	Taiyu
From a commercial bank in the PRC for RMB20 million entered into on August 11, 2014. The loan bore interest at 7.2% with maturity on August 11, 2015. The loan was guaranteed by Heat Pump and SanDeKe.	3,250,711	-	Taiyu
From a commercial bank in the PRC for RMB20 million entered into on August 19, 2014. The loan bore interest at 7.2% with maturity on August 19, 2015. The loan was guaranteed by Heat Pump and SanDeKe.	3,250,711	-	Taiyu
From a commercial bank in the PRC for RMB8.77 million entered into on September 17, 2014. The loan bore interest at 7.2% with maturity on March 17, 2015. The loan was pledged by the Taiyu’s accounts receivable.	1,424,643	-	Taiyu
From a commercial bank in the PRC for RMB13.34 million entered into on September 26, 2012. The loan bore interest at 6.16% with maturity on January 18, 2014. The loan was repaid at maturity.	-	2,188,684	Taiyu
From a commercial bank in the PRC for RMB10 million entered into on November 30, 2012. The loan bore interest at 7.87% with maturity on November 22, 2014. The loan was guaranteed by Taiyu. The loan was paid in full at maturity.	1,625,355	1,640,178	Siping
From a commercial bank in the PRC for RMB40 million entered into on March 11, 2013. The loan bore interest at 6.60% with maturity on March 10, 2014. The loan was guaranteed by Siping, HeatPump and management of Chinese subsidiaries. This loan was repaid at maturity.	-	6,560,711	Taiyu
From a commercial bank in the PRC for RMB10 million entered into on May 21, 2013. The loan bore interest at 6.60% with maturity on May 20, 2014. This loan was repaid at maturity.	-	1,640,178	Taiyu
From a commercial bank in the PRC for RMB5 million entered into on August 29, 2013. The loan bore interest at 7.20% with maturity on August 29, 2014. The loan was guaranteed by Taiyu. This loan was repaid at maturity.	-	820,089	Siping
From a commercial bank in the PRC for RMB5 million entered into on September 4, 2013. The loan bore interest at 7.20% with maturity on September 4, 2014. The loan was guaranteed by Taiyu. This loan was repaid at maturity.	-	820,089	Siping
From a commercial bank in the PRC for RMB30 million entered into on August 8, 2013. The loan bore interest at 6.90% with maturity on August 7, 2014. The loan was paid in full at maturity.	-	4,920,533	Taiyu
From a commercial bank in the PRC for RMB9.9 million entered into on September 18, 2013. The loan bore interest at 6.0% with maturity on September 17, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	-	1,623,776	Taiyu
From a commercial bank in the PRC for RMB9.9 million entered into on October 11, 2013. The loan bore interest at 6.0% with maturity on October 10, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	1,609,102	1,623,776	Taiyu
From a commercial bank in the PRC for RMB16 million entered into on July 10, 2013. The loan bore interest at 6.0% with maturity on January 9, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	-	2,624,285	Taiyu
From a commercial bank in the PRC for RMB36 million entered into on April 23, 2014. The loan bore interest at 7.2% with maturity on April 22, 2015. This loan was pledged by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries.	5,851,280	-	Taiyu
From a commercial bank in the PRC for RMB4 million entered into on April 23, 2014. The loan bore interest at 7.2% with maturity on April 22, 2015. This loan was guaranteed by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries.	650,142	-	Taiyu
TOTAL	$18,832,200	$24,462,299

The banks sometimes require loan guarantee provided by a third party to the Company, the third party loan guarantor was Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee of RMB46 million ($7.32 million). The guarantee is for the loans entered from February 20, 2012 to August 16, 2013, with the guarantee length equal to the loan term; the guarantee service was extended for the loans entered or will be entered from September 18, 2013 to September 12, 2014 with the guarantee length equal to the loan term, the maximum guarantee amount was revised to RMB44 million ($7.05 million).  The Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB20 million ($3.18 million) to Liaoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee is for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company does not require Guorui to pay any guarantee fees.  The Company did not extend the guarantee term for Guorui after January 11, 2013.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.  As of September 30, 2014 and December 31, 2013, the Company did not have any loan guarantees from Liaoning Wugang.

The Company was obligated for the following long-term loan as of September 30, 2014:

Taiyu entered into a long-term loan of $2.11 million (RMB13 million) with China Construction Bank on November 30, 2013 with maturity on November 29, 2015. The interest rate for the loan is variable currently at 6.46%, and to be paid on the 20th of each month. This loan is guaranteed by Taiyu’s building and land.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013, as amended, which could materially affect our business.

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

SMARTHEAT INC.
(Registrant)

Date: December 19, 2014	By:	/s/ Oliver Bialowons
Oliver Bialowons President (Principal Executive Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Acting Chief Accountant pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of President and Acting Chief Accountant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith