Form 10-K/A
period 2013-12-31
SMARTHEAT INC.
filed 2015-02-10
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2 )

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report on Form 10-K of SmartHeat Inc. (the “Company”) for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission on April 14, 2014 (the “Form 10-K”), is   (1) to amend the “Report of The Independent Registered Accounting Firm” to reflect that our financial statements have been restated and refers to the required restatement disclosures in Note 24 and (2) to update our Legal Proceedings and Subsequent Events sections of the Notes to reflect a recent finding the Company believes is in its favor by the United States District Court for the Southern District of New York regarding the putative class action.

This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, and except for the disclosures required to be disclosed in the Subsequent Events section of the Notes, does not reflect events that may have occurred subsequent to the original filing date, and does not, except as stated above, modify or update in any way disclosures made in the original Form 10-K.

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

Experienced Personnel. The managers of our subsidiaries have extensive business and industry experience. Jun Wang, the general manger of our subsidiaries, was the founder of Taiyu in 2002 and previously was a sales manager for Honeywell International Inc. from 1996 to 1999 and a sales manager for Alfa Laval from 1994 to 1996. Mr. Wang obtained his master’s degree in Engineering from Tsinghua University in 1989. Wen Sha, our subsidiaries’ Vice President of Marketing, has extensive sales experience and industry contacts. Prior to joining us as a regional sales manager in 2005, he served as the general manager of Nanjing Hui Dun Ltd. and as sales director of APV Accessen in Shanghai, a leading international PHE firm. Feng Chen, Ph.D., our subsidiaries’ Chief Technology Officer, joined us in 2008 as part of our SanDeKe acquisition. Prior to founding SanDeKe, he served in a leading engineering position in China with Alfa Laval. Mr. Harald Kumpfert, the general manager of our heat pump business, is an experienced German engineering and marketing professional that has been working and living in China for more than 15 years. Prior to joining our subsidiaries he was the sales director of Siemens China and Honeywell China. Mr. Xu Wen Ke, the sales manager of our heat pump business, used to be the sales director of Haier China, a large manufacturer of air conditioners.

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

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , SmartHeat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice. On August 6, 2014, the lead plaintiff once again filed a motion for class certification.  On September 19, 2014, we filed an opposition to the lead plaintiff’s motion for class certification, to which plaintiff filed a response on October 20, 2014.  By Opinion and Order dated January 21, 2015, the Court denied plaintiffs’ class certification motion, finding that it failed to satisfy the requirements of Fed. R. Civ. Pro. 23 for typicality, adequacy and predominance.  Specifically, the Court found that plaintiffs’ theory of liability required a trade-by-trade inquiry as to whether the sale of the locked-up shares resulted in price inflation of the company’s stock, and that, as a result, the injury to all class members could not be established by common proof.  In addition to finding a lack of predominance of common issues, the Court expressed substantial concerns about the adequacy of the class representative, and that his claims were typical of other class members.  The Court also expressed doubts as to how plaintiffs would establish damages.  The Court’s denial of class certification was without prejudice, and the Court gave plaintiffs until February 17, 2015 to file a “far more rigorous, and a far more convincing submission…”  The pleadings and court orders are publicly available. We intend to continue to vigorously defend this action, as we believe the allegations against us are without merit.

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

As discussed in Note 24 to the consolidated financial statements, the financial statements for the year ended December 31, 2013, have been restated to correct a misstatement.

/s/ Goldman Kurland and Mohidin, LLP
Goldman Kurland and Mohidin, LLP
Encino, California
April 11, 2014 except for note s 2, 5, 7, 16, 23 & 24 are as of October 21, 2014

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

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , SmartHeat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, we filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice. On August 6, 2014, the lead plaintiff once again filed a motion for class certification.  On September 19, 2014, we filed an opposition to the lead plaintiff’s motion for class certification, to which plaintiff filed a response on October 20, 2014.  By Opinion and Order dated January 21, 2015, the Court denied plaintiffs’ class certification motion, finding that it failed to satisfy the requirements of Fed. R. Civ. Pro. 23 for typicality, adequacy and predominance.  Specifically, the Court found that plaintiffs’ theory of liability required a trade-by-trade inquiry as to whether the sale of the locked-up shares resulted in price inflation of the company’s stock, and that, as a result, the injury to all class members could not be established by common proof.  In addition to finding a lack of predominance of common issues, the Court expressed substantial concerns about the adequacy of the class representative, and that his claims were typical of other class members.  The Court also expressed doubts as to how plaintiffs would establish damages.  The Court’s denial of class certification was without prejudice, and the Court gave plaintiffs until February 17, 2015 to file a “far more rigorous, and a far more convincing submission…”  The pleadings and court orders are publicly available. We intend to continue to vigorously defend this action, as we believe the allegations against us are without merit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTHEAT INC.
(Registrant)
Date: February 10, 2015	By:	/s/ Oliver Bialowons
Oliver Bialowons President (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
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