Form 10-K
period 2014-12-31
SMARTHEAT INC.
filed 2015-05-06
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.

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
 Yes  ☑                      No  ☐

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
Yes  ☐                      No  ☑

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2014, was $0.15 per share. Accordingly, effective as of June 30, 2014, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of May 6, 2015, there were 6,783,399 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SMARTHEAT INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, the competitive nature of our business and markets and product qualification requirements of our customers. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	Our goals and strategies;
•	Our expansion plans;
•	Our future development, financials conditions and results of operations;
•	The expected growth of the market for PHE products, heat meters and heat pumps in China;
•	Our expectations regarding demand for our products;
•	Our expectations regarding keeping and strengthening our relationships with key customers;
•	Our ability to stay abreast oof market trends and technological advances;
•	Our ability to protect our intellectual property rights effectively and not infringe on the intellectual property rights of others;
•	Our ability to attract and retain quality employees;
•	Our ability to pursue strategic acquisitions and alliances;
•	Competition in our industry in China;
•	General economic and business conditions in the regions in which we sell our products;
•	Relevant government policies and regulations relating to our industry; and
•	Market acceptance of our products.

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

On December 30, 2013, SmartHeat closed a transaction contemplated by an Equity Interest Purchase Agreement dated October 10, 2013, whereby the buyers purchased 40% of the equity interests in Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng and XinRui. The purchase price was RMB 5,000,000.

On November 28, 2014, Heat PHE entered into an Amended Equity Interest Purchase Agreement. Under the terms of the Amended EIPA Buyers agreed to purchase the remaining 60% of Target Companies (constituting all of our remaining equity interests in the companies being sold). The purchase price for the remaining 60% consists of: (i) consideration of RMB 8,500,000 and (ii) the forgiveness of all net indebtedness owing to the companies being sold by SmartHeat and each of its other subsidiaries which was $8.79 million as of December 31, 2014.

The effectiveness of the transaction is subject to the following conditions: (i) approval of its stockholders and (ii) receipt by the Board of Directors of the Company of an opinion that the sale is fair to the stockholders of SmartHeat from a financial point of view. The parties will execute a mutual release to be effective as of the Closing which will provide, in part, for the companies being sold to forgive all net indebtedness from SmartHeat and all of its other subsidiaries owing to such companies as of the effective date of the Closing. On December 24, 2014, the consideration and all documents were deposited into escrow and will be released when the conditions have been satisfied; provided that if the conditions are not satisfied on or before April 15, 2015, either party may terminate the Amended EIPA and the funds and documents will be returned to the depositing party. The termination deadline for the Amended EIPA was extended to May 15, 2015.

Our Business Segments

On August 23, 2013, the Company formed two new wholly-owned subsidiaries in the state of Nevada, Heat HP, Inc.(“Heat HP”) and Heat PHE, Inc. (“Heat PHE”), in order to reorganize the Company’s ownership structure over its subsidiaries. On August 23, 2013, the Company entered into an assignment agreement (“Assignment Agreement”) with each of Heat HP and Heat PHE which effected the reorganization.  The reorganization was performed so the Company’s subsidiaries would be organized along their respective operating segments with Heat HP holding those subsidiaries that operated in the heat pumps and related products segment and Heat PHE holding those subsidiaries that operated in the plate heating equipment, meters and related products segment.  The Company initially presented its financial results for the quarter ended March 31, 2013, in accordance with these operating segments and has continued segment reporting since that time.

Under the Assignment Agreement with Heat HP, the Company agreed to transfer, and in the case of indirectly owned subsidiaries, caused to be transferred, to Heat HP the following subsidiaries of the Company:

Heat HP
SmartHeat (China) Investment Co., Ltd.
SmartHeat (Shenyang) Heat Pump Technology Co., Ltd.
SmartHeat Deutschland GmbH
SmartHeat (Shanghai) Trading Co., Ltd.
Beijing SmartHeat Jinhui Energy Technology Co., Ltd.

Under the Assignment Agreement with Heat PHE, the Company agreed to transfer, and in the case of indirectly owned subsidiaries, caused to be transferred, to Heat PHE the following subsidiaries of the Company:

Heat PHE
SmartHeat Taiyu (Shenyang) Energy Technology Co., Ltd.
SanDeKe Co., Ltd.
SmartHeat (Shenyang) Energy Equipment Co., Ltd.
SmartHeat Siping Beifang Energy Technology Co., Ltd.
Hohhot Ruicheng Technology Co., Ltd.

For financial information regarding our business segments, see Note 2 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report.

Sale of Equity Interests

On December 30, 2013, the Company sold 40% of the Company’s equity interests in SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang) Energy Equipment Co. Ltd.; Hohot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company (collectively, the “Target Companies”). The purchase price was RMB 5,000,000.  On November 28, 2014, Heat PHE entered into an Amended Equity Interest Purchase Agreement. Under the terms of the Amended EIPA Buyers agreed to purchase the remaining 60% of Target Companies (constituting all of our remaining equity interests in the companies being sold). The purchase price for the remaining 60% consists of: (i) consideration of RMB 8,500,000 and (ii) the forgiveness of all net indebtedness owing to the companies being sold by SmartHeat and each of its other subsidiaries which was $8.79 million as of December 31, 2014.

The effectiveness of the transaction is subject to the following conditions: (i) approval of its stockholders and (ii) receipt by the Board of Directors of the Company of an opinion that the sale is fair to the stockholders of SmartHeat from a financial point of view. The parties will execute a mutual release to be effective as of the Closing which will provide, in part, for the companies being sold to forgive all net indebtedness from SmartHeat and all of its other subsidiaries owing to such companies as of the effective date of the Closing. On December 24, 2014, the consideration and all documents were deposited into escrow and will be released when the conditions have been satisfied; provided that if the conditions are not satisfied on or before April 15, 2015, either party may terminate the Amended EIPA and the funds and documents will be returned to the depositing party. The termination deadline for the Amended EIPA was extended to May 15, 2015.

The buyers consisted of 25 natural PRC. citizens, including Wen Sha, Jun Wang and Xudong Wang, managers of the Company’s subsidiaries engaged in the PHE segment of its business, and Huajuan Ai and Yingkai Wang, the Company’s Corporate Secretary and Acting Chief Accountant, respectively.  Huajuan Ai, Wen Sha, Jun Wang and Xudong Wang are also principals in Northtech Holdings Inc., the company that provided a credit line of $2.5 million to the Company.

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

Recent Developments

In order to remedy structural economic issues and overheated growth in the real estate market, the PRC government tightened fiscal policies beginning approximately two years ago  that contributed to a general slowdown in many sectors of China’s economy and restricted bank lending practices.  Historically, approximately 40% of our subsidiaries’ customers, representing the majority of their total sales, consist of state-owned enterprises in China. Many of these customers, the majority of who are real estate developers, encountered difficulties in the past two to three years  in obtaining grants from the PRC government and faced an extended bank loan application process, both of which typically are used to finance the purchase of our subsidaries’ products. These conditions continued into 2014. Accordingly, the continued deflationary policy of the PRC government still affects the rate of growth of our sales of PHEs and PHE Units as certain state-owned enterprises deferred bidding for new projects because of their working capital difficulties or abandoned existing projects. The decline in new projects among state-owned enterprises and increased peer competition contributed to a decline in sales of PHEs and PHE Units in the past two to three years.  Our subsidiaries also canceled contracts in the past two to three years with certain of these state-owned customers that were unable to make payments or that had requested adjustments to their payment terms in response to their financial difficulties.

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

On November 28, 2014, Heat PHE entered into an Amended Equity Interest Purchase Agreement. Under the terms of the Amended EIPA Buyers agreed to purchase the remaining 60% of Target Companies (constituting all of our remaining equity interests in the companies being sold). The purchase price for the remaining 60% consists of: (i) consideration of RMB 8,500,000 and (ii) the forgiveness of all net indebtedness owing to the companies being sold by SmartHeat and each of its other subsidiaries which was $8.79 million as of December 31, 2014.

The effectiveness of the transaction is subject to the following conditions: (i) approval of its stockholders and (ii) receipt by the Board of Directors of the Company of an opinion that the sale is fair to the stockholders of SmartHeat from a financial point of view. The parties will execute a mutual release to be effective as of the Closing which will provide, in part, for the companies being sold to forgive all net indebtedness from SmartHeat and all of its other subsidiaries owing to such companies as of the effective date of the Closing. On December 24, 2014, the consideration and all documents were deposited into escrow and will be released when the conditions have been satisfied; provided that if the conditions are not satisfied on or before April 15, 2015, either party may terminate the Amended EIPA and the funds and documents will be returned to the depositing party. The termination deadline for the Amended EIPA was extended to May 15, 2015.

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

In addition to manufacturing their own PHEs, they import finished stainless steel plates from Sondex and assemble customized PHEs and PHE Units based on client specifications. All designs of PHEs and PHE Units are done in-house by engineers utilizing software and proprietary in-house Computer-aided design (“CAD”) software. Our subsidiaries sources plates from Sondex and from our Siping Beifang subsidiary, which manufactures plates, tubes, and gaskets, for the manufacture of PHE and PHE Units. The plates our subsidiaries produce provide solutions for a market segment with strong demand for PHE products that are priced 10%-15% lower than PHE products manufactured with Sondex plates. PHEs accounted for 26% and 11% of our sales in 2014 and 2013, respectively.

PHE Units

Taiyu commenced designing, manufacturing and selling PHE Units in May 2003. PHE Units integrate PHEs with various pumps, temperature sensors, valves and automated control systems to form a “unit.” While PHE Units are used in a variety of industrial processes, our subsidiaries have developed an expertise in designing and integrating PHE Units for HVAC systems in residential and commercial buildings. Often PHE Units are used along with other units to form a “PHE network” installed in a local district heating system. The production and sale of PHE Units have been central to our historical growth. PHE Units require a comparatively higher level of technical skill and knowledge of the applications in which they are used. As a result, PHE Units are generally sold at a higher selling price. Our subsidiaries’ PHE Units are designed by in-house by system engineers employing customized CAD software. PHE Units accounted for 52% and 8% of our sales in 2014 and 2013, respectively.
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

Using established relationships with provincial governments and utility companies throughout China, Taiyu introduced our patented heat meters to the market during the second quarter of 2006. Our subsidiaries will continue to work with national and local government entities to establish a national heating standard in China and become an active leader in China’s heat meter market. Sales to date have been small relative to our PHE and PHE Unit product lines. Heat meters accounted for 4% and 79% of our sales in 2014 and 2013, respectively.
Heat Meter

Heat Pumps

Heat pump systems provide heating, cooling and hot water for residential and commercial buildings and process heat for industrial applications by moving heat between two locations using small amounts of electricity. In a typical system, heat pumps draw heat from outside air or ground to warm the inside of a home or office building. Many heat pumps have reversible cycles, too, using the same system to cool the inside of a building by transferring heat outside. Heat pumps replace conventional energy sources such as oil, gas and coal with the energy stored in water, soil and air or heat recovered from wastewater or exhaust air. By transferring heat between locations, rather than burning fuel to create a heat source, heat pumps are extremely efficient energy transfer systems. Commercial users install heat pump systems not only to reduce energy consumption but also carbon dioxide, or CO2, emissions, a trend that is encouraged by policymakers in China. The advantages of heat pumps in terms of energy efficiency, operating cost, CO2 emission reduction and their ability to provide heating and cooling in one machine has made them the leading energy source for new buildings in Germany and Austria, and has replaced conventional fossil fuel based technology in these countries to a large degree. As the PRC government continues to focus on emissions reduction and energy conservation, we believe there are significant opportunities for strong incremental growth in the rapidly growing heat pump market in China. We also anticipate expanding sales of heat pumps manufactured in China under EU design standards to the European market. Heat pumps accounted for 18% and 2% of our sales in 2014 and 2013, respectively.
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

Quality Engineering, Research and Development. Our subsidiaries emphasize efficiency, durability and quality engineering in all of their products. All of their products utilize the latest technologies, and their designs are created using advanced software systems. Our subsidiaries have 17 registered patents in China for PHE-related products and heat meters. To maintain their competitive edge in the marketplace and keep pace with new technologies, they fund research and development on an ongoing basis to find improved efficiencies in design, cost and energy capture. Research and development costs for 2013 and 2014 were $1.42 million and $.72 million, respectively. Our subsidiaries plan to continue to invest in research and development to identify new industry applications for PHEs, improve and expand product lines, develop multifunctional PHE Units and modify PHE designs to meet current market demand.

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

Diversified End Markets and Customers. PHEs and PHE Units are broadly used across a variety of industrial end markets including the energy, such as conventional and nuclear power plants, HVAC, petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. Our subsidiaries also benefit from a diverse customer mix, with no individual customer accounting for greater than 10% of sales in 2014. This diversification of end markets and customer base helps to insulate us from sales volatility that would occur if we concentrated in specific industries. The majority of our subsidiaries’ customers are state-owned utilities, engineering and construction companies and industrial companies.

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

Pursue High Growth End Markets in China. Our subsidiaries target their sales efforts on a number of high growth end markets in China, such as the nuclear power, and petrochemical industries. They currently have a presence in these segments but believe there are significant opportunities to improve their market share by leveraging their premium product quality and high quality service. Their solutions are commonly used in many of these industries and customers continue to assess the cost savings and positive environmental attributes of PHEs.

We believe that heat pump systems are a rapidly growing market in China and the leading energy source for new buildings in Germany and Austria. Heat pumps have replaced conventional fossil fuel based technology to a large degree in these European countries for heating, cooling and hot water for residential and commercial buildings. As the PRC government continues to focus on emissions reduction and energy conservation, we believe there are significant opportunities for strong incremental growth in the residential and commercial markets in China. We anticipate our subsidiaries will expand sales of our heat pumps manufactured in China under EU design standards to the European market because our heat pump business has expanded its sales network.

Production

Our subsidiaries currently operate five manufacturing facilities in China, including our Taiyu plant in Shenyang, which is our principal manufacturing facility, and our SanDeKe, Siping Beifang, Ruicheng and SmartHeat Pump plants, and one manufacturing facility for heat pumps in Germany. If the stock sale is completed, we expect to retain our manufacturing capabilities in China and Germany for heat pumps. Our manufacturing facilities, in the aggregate, currently have the capacity to produce approximately 2,000 PHEs, 900 PHE Units, 12,000 heat meters and 400 heat pumps monthly. Our operations in China generally operate on an 8-hour shift, with the exception of the high season from May to November, during which we may operate for 11-12 hours per day. Production is driven by orders from clients and typically is scheduled on a just-in-time delivery basis.

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

Suppliers

Plates and components together constituted approximately 40% of our raw material purchases in 2014 and 42% in 2013. Plates for PHEs and PHE Units are manufactured in our subsidiaries’ facilities and also are purchased from Sondex under the terms of Taiyu’s Sondex authorized dealer arrangement. While Taiyu is an authorized dealer of Sondex products, annual or quarterly purchasing prices are not fixed and fluctuate according to Sondex’s most recent pricing list.  Sondex plate purchases accounted for approximately % of our total annual raw material purchases in 2014.

Components generally include pumps, valves, pipes and electronic meters purchased from a number of premium international and domestic suppliers who have been certified to meet our quality specifications. Representative component suppliers include Siemens, Wilo A.G. and Honeywell, as well as others. Our subsidiaries typically maintain a relatively small inventory of component parts for resale.

Customers

Our subsidiaries sell both directly through their sales force and through a network of national distributors located throughout China. All of their work is performed based on written contracts with customers and there are no oral contracts. Their customer base consists primarily of state-owned enterprises diversified across a number of end markets in China, such as real estate development, with one customer accounting for 10% of our sales in 2014 but no other customer accounting for more than 10% of our sales in 2014.

Intellectual Property

Our subsidiaries use the SmartHeat and Taiyu brand names on their products in China and the SmartHeat brand on their heat pumps in Europe. They have registered trademarks for their brand names with the China Trademark Bureau, which expire in 2020. We believe our subsidiaries’ brand names are recognized in China’s heating industry for quality and efficiency. In addition, we have registered and maintain numerous internet domain names related to our business, including “smartheatinc.com.” Collectively, the trademarks and domain names that we and our subsidiaries hold are of material importance to us. We have 2 new registered patents in China in 2014 related to our products. We have altogether 25 registered patents in China related to our products, of which 4 expire in 2015, 2 in 2017, 2 in 2018, 5 in 2021, 4 in 2022 and 6 in 2023. We intend to apply for additional patents in China to protect our core product designs.

Research and Development

To maintain our subsidiaries’ competitive edge in the marketplace and keep pace with new technologies, we believe it is important to devote resources to ongoing research and development to find improved efficiencies in design, cost and energy capture. Research and development costs for 2014 and 2013 were $ $0.72 million and $1.42 million, respectively. Our subsidiaries plan to continue to invest in research and development to identify new industry applications for PHEs, improve and expand product lines, develop multifunctional PHE Units and modify PHE designs to meet current market demand.  Our heat pump subsidiaries expect to continue to invest in research and development activities.

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

Our subsidiaries’ principal competitors in the domestic China market for PHEs include Si Ping Ju Yuan Han Yang Plate Heat Exchange Co., Ltd.; Lan Zhou Lan Shi Heat Exchange Equipment Co., Ltd. , and foreign producers hold an approximately 50% market share. We believe the quality of our subsidiaries’ PHEs is equal to those sold by our competitors. In comparison with other domestic producers, our subsidiaries’ prices for PHEs are approximately 10%-15% higher, reflecting a premium we believe attributable to the quality of their products and after-sales services.

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

Employees

We do not have direct employees.  However, as of December 31, 2014, our subsidiaries had 565 full time employees and  63 seasonal employees in China and Germany, among which  421 employees work in PHE segment while 144  employees work in HP segment. Our subsidiaries maintain strong ties with their employees and staff and retention is stable. Employee contracts in China adhere to both state and provincial employment regulations and all social security regulations. All compensation, including social insurance, is paid in a timely manner to authorities and employees. There have been no disputes to date and there are no collective bargaining agreements.

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

Our subsidiaries have generated losses from operations in the fiscal years ended December 31, 2012 and 2011.  As such, our subsidiaries have been unable to remit funds to us for the payment of our obligations. To fulfill our need for short-term financing, on July 27, 2012, we executed a Credit Agreement with Northtech, which, as amended, provides us with a $3,250,000 revolving line of credit with amounts borrowed due to October 15, 2015. We believe this line of credit will be sufficient to satisfy our operating costs through 2015.

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

We do not have sufficient cash to continue as a going concern through December 2015, and our independent registered public accounting firm expressed substantial doubt regarding our ability to continue as a going concern in its audit opinion for our December 31, 2014 consolidated financial statements.

Our consolidated financial statements for the year ended December 31, 2014 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report in connection with the audit of our financial statements for the year ended December 31, 2014 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our liquidity.  The fact that we have received this going concern qualification from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations.  We have limited capital. Because we do not have sufficient working capital for continued operations for at least the next 12 months, our continued existence is dependent upon us sustaining operating profitability or obtaining the necessary capital to meet our expenditures. The funding for our operations will primarily come from our existing line of credit with Northtech Holdings, proceeds from the proposed stock sale of our subsidiaries, as well as obtaining traditional lines of credit and loans to finance equipment, furniture, leasehold improvements and operations. Our credit line from Northtech is due on October 15, 2015.  We cannot be assured we will have the funds to repay the outstanding principal and interest at that time. We cannot assure you that we will be able to generate sufficient sales, extend our credit terms with Northtech or raise adequate capital to meet our future working capital needs.

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

We record revenue and corresponding accounts receivable when products are delivered to customers, and for PHE Units, when customer acceptance occurs following delivery. Payments received prior to product delivery, or customer acceptance for PHE Units, are recorded as unearned revenue. Our subsidiaries may experience payment delays from time to time, which historically have ranged from 1 to 3 months from the due date. While these payment delays are common in the heating manufacturing industry in China, such delays cause capital to be tied up in receivables, which may result in pressure on our cash flows and liquidity. In 2014, we had accounts receivable turnover of 2,42, with days sales outstanding of ____ and inventory turnover of____. In 2013, we had accounts receivable turnover of 1.94, with days sales outstanding of 151 and inventory turnover of 0.62. The low accounts receivable turnover and high days outstanding in 2014 is due to an unexpected abandonment of projects, cancelation of orders and delays in the performance of PHE and PHE Unit contracts from certain state-owned customers due to the tightened fiscal policy in China during the past two or three years. The low inventory turnover in 2014 was due to increased raw materials inventory on hand for the readiness of the high production season during the second half of 2014 and increased finished goods inventory resulting from orders that have been delayed or canceled in 2014. While historically collections have been reasonably assured, delays in collections and the significant period of time our subsidiaries’ accounts receivable remain outstanding may negatively impact our cash flow and liquidity.

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

Some of our subsidiaries products are subject to PRC and international regulations related to the heating manufacturing industry. Manufacturers of heat meters and heat pumps in China require licenses issued by the PRC government to produce and sell these products in the domestic market. The Safety Bureau overseeing heat meter and heat pump production conducts site visits and inspections of documents on a periodic basis to verify adherence to the standards. PHEs and PHE Units are not subject to material regulation by the PRC government or other national agencies, but many purchasers of these products in industries utilizing high temperatures or pressure in the production process prefer to source from manufactures that have obtained a PRC National Safety Certification for their PHE products. The European Commission has promulgated standards, such as EN 378 Safety and Environmental Requirements, for heat pumps and products sold in the European Union must carry CE marking, indicating conformity with such requirements. As of December 31, 2014, our subsidiaries had no regulatory approvals pending for our products or that we need to obtain to conduct our business. Our subsidiaries received licenses to manufacture and sell heat meters and heat pumps in China in 2005 and 2008, respectively, which are continuing to be maintained through renewals. Our subsidiaries seek to manufacture all products to customer specifications and believe that their products meet all currently applicable national test standards. Any failure to manufacture and deliver products in compliance with all applicable standards and regulations for the markets in which our subsidiaries’ products are distributed may subject them to fines, penalties or business interruptions and could result in a decrease in clients or loss of market share. In addition, new or revised standards and regulations applicable to our subsidiaries’ products could require them to redesign existing and planned products, acquire new manufacturing equipment or incur other significant expenses. If our subsidiaries are not able to obtain regulatory approvals for our products based on the applicable standards and regulations, it could have material and adverse effects on our business, financial condition and prospects.

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

In connection with the ongoing development and expansion of our business, we may incur significant expenses. We believe that we can increase our sales and net income by implementing a growth strategy that focuses on increasing sales of our subsidiaries’ products in China by targeting high growth end markets and expanding sales of heat pumps in China and Europe. Management anticipates that our existing capital resources and proceeds from amounts borrowed under our Credit Agreement with Northtech will satisfy the liquidity requirements of our business until the end of 2015. However, if available funds are not sufficient to meet our current operating expenses, our plans include pursuing alternative financing arrangements, including bank loans based on our good credit rating or funds raised through offerings of our equity or debt, if and when we determine such offerings are required. Our ability to obtain additional capital on acceptable terms or at all is subject to a variety of uncertainties, including:

•	Investors’ perceptions of, and demand for, companies in our industry;
•	Investors’ perceptions of, and demand for, companies operating in China;
•	Conditions of the US and other capital markets in which we may seek to raise funds;
•	Our future results of operations, financial condition and cash flows;
•	Governmental regulation of foreign investment in companies in particular countries;
•	Economic, political and other conditions in the US, China and other countries; and
•	Governmental policies relating to foreign currency borrowings.

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

Our subsidiaries attempt to strengthen and differentiate their product lines by developing new and innovative product designs and functionality. As a result, their patents, trademarks and other intellectual property rights are important assets to their business. Our success will depend in part on our subsidiaries ability to obtain and protect their products, methods, processes and other technologies, to preserve their trade secrets and to operate without infringing on the proprietary rights of third parties in China and abroad. Despite our subsidiaries’ efforts to preserve their intellectual property rights, any of the following occurrences may reduce the value of their intellectual property:

•	Issued patents and trademarks may not provide our subsidiaries with any competitive advantages;
•	Our subsidiaries’ efforts to protect their proprietary rights may not be effective in preventing misappropriation of their intellectual property;
•	Our subsidiaries’ efforts may not prevent the development and design by other of products or technologies similar to our competitive with, or superior to those they develop; or
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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2014, because of one identified material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented, or detected and corrected on a timely basis. The material weakness identified relates to the lack of sufficient internal accounting personnel with appropriate levels of knowledge, experience and training in generally accepted accounting principles in the U.S., or U.S. GAAP, for the preparation of financial statements in accordance with U.S. GAAP. Furthermore, our management concluded that, as of December 31, 2014 our disclosure controls and procedures were not effective because of this identified material weakness in our internal control over financial reporting. See “Item 9A. Controls and Procedures.” Our Board of Directors and management are evaluating remediation measures that we will undertake to address this material weakness and will continue this evaluation in order to implement a comprehensive remediation plan. Until such time as we hire qualified accounting staff or train our current accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate this material weakness in our internal control over financial reporting.

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

Furthermore, certain tax exemptions that certain of our subsidiaries presently enjoy in China are scheduled to expire after 2013. Taiyu and SanDeKe are governed by the Income Tax Law of the PRC concerning privately run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. Taiyu has been classified as a high-tech enterprise eligible for certain tax benefits, including a preferential enterprise income tax rate of 15% through 2013. SanDeKe was entitled to a 50% discount on its income tax rate from 2010 through 2012, resulting in an income tax rate of 13% and 12% for 2012 and 2011, respectively. SanDeKe’s income tax rate increased to 25% in 2013. We received extensions for the tax benefits that expired.  If these tax benefits enjoyed by Taiyu expire at any time without renewal, however, our income tax expenses will increase, which will reduce our net income.

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

Our Articles of Incorporation authorize the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share. As of April 6, 2014, there were 68,216,601authorized and unissued shares of our common stock available for future issuance, based on 6,783,399 shares of our common stock outstanding and our reservation of 2,400 shares of our common stock issuable upon exercise of outstanding options. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination, to raise capital or to repay outstanding debt obligation, including amounts we may borrow under the Credit Agreement with Northtech. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing stockholders and may adversely affect prevailing market prices for our common stock.

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

Risks Related to the Proposed Stock Sale of Our Subsidiaries.

If the stock sale is not consummated, we will continue to seek other financing alternatives and operate for as long as possible.

If the stock sale is not consummated we will continue to seek additional financing option and operate for as long as possible. If we are unable to find alternatives to finance and expand our PHE segment and we continue to operate at a loss we will need to consider options in bankruptcy as we will have not enough operating cash to continue our business.

We cannot be sure if or when the stock sale will be completed.

The effectiveness of the stock sale is subject to the satisfaction or waiver of various conditions, including the authorization of the stock sale by our stockholders and receipt of a fairness opinion to the effect that the sale of the remaining 60% of the Companies to be sold (constituting all of our remaining equity interests in the Companies to be sold) is fair to the stockholders of the Company from a financial point of view. We cannot guarantee that the conditions set forth in the Amended EIPA will be satisfied. If we are unable to satisfy such conditions in the Buyer’s favor or if other mutual conditions are not satisfied, the stock sale will not be complete.

If the stock sale is not completed, our board of directors, in discharging its fiduciary obligations to our stockholders, will evaluate other strategic alternatives that may be available. Such other strategic alternatives may not be as favorable to our stockholders as the stock sale. Any future sale of substantially all of our assets or other transactions may be subject to further stockholder approval.

While the stock sale is pending, it creates uncertainty about our future that could have a material adverse effect on our business, financial condition and results of operations.

While the stock sale is pending, it creates uncertainty about our future. As a result of this uncertainty, our current or potential business partners may decide to delay, defer or cancel entering into new business arrangements with us pending completion or termination of the stock sale. In addition, while the stock sale is pending, we are subject to a number of risks, including:

•	The diversion of management and employee attention from our day-to-day business;
•	The potential disruption to business partners and other service providers; and
•	The possible inability to respond effectively to competitive pressures, industry developments and future opportunities.

The occurrence of any of these events individually or in combination could have a material adverse effect on our business, financial condition and results of operation.

In addition, pending the completion of the stock sale, we may be unable to attract and retain key personnel and our management’s focus and attention and employee resources may be diverted from operational matters during the pendency of the stock sale.

In the event that the stock sale is not completed, the announcement of the termination of the Amended Equity Interest Purchase Agreement may also adversely affect the trading price of our Common Stock, our business or our relationships with lenders, customers, suppliers and employees.

Our former officers and current executive officers and managers of the Company’s subsidiaries have interests in the stock sale other than, or in addition to, the interests of our stockholders generally.

Buyers consist of a group of 25 natural persons, all of whom are PRC. citizens, including Wen Sha, Jun Wang and Xudong Wang, managers of the Company’s subsidiaries engaged in the PHE segment of its business, and Huajun Ai and Yingkai Wang, the Company’s Corporate Secretary and Acting Chief Accountant, respectively. Huajun Ai, Wen Sha, Jun Wang and Xudong Wang are also principals in Northtech Holdings Inc. Our board of directors was aware of these interests and considered them, among other matters, in approving the Amended Equity Interest Purchase Agreement.

We will continue to incur the expenses of complying with public company reporting requirements following the closing of the stock sale.

After the stock sale, we will continue to be required to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even though compliance with such reporting requirements is economically burdensome.

If the stock sale is not completed and the Amended EIPA is terminated, there may not be any other offers from potential acquirers.

If the stock sale is not completed and the Amended Equity Interest Purchase Agreement is terminated, we may seek another purchaser for our assets. There can be no assurances that we would be able to enter into meaningful discussions or to otherwise complete any transaction with any other party who may have an interest in purchasing our assets on terms acceptable to us. Additionally, the inability to complete the stock sale could make potential acquirers more reluctant to engage in a transaction with us.

We may be exposed to litigation related to the stock sale from the holders of our Common Stock.

Transactions such as the stock sale are often subject to lawsuits by stockholders. Because the holders of our Common Stock will not receive any consideration from the stock sale, it is possible that they may sue the Company or its board of directors.

We will incur a substantial one-time loss for financial reporting purposes as a result of the stock sale.

The stock sale will result in an expected a loss of  $35.27 million from the 100% equity interest sale of the sold entities consisting of a $44.06 million loss on sale resulting from the difference of the total selling price and the net assets of sold entities, netted with the $8.79 million due to the forgiveness of all net indebtedness owing to the companies to be sold by SmartHeat and each of its other subsidiaries. The Company determined that the restated carrying values of the assets and liabilities being sold are appropriate and comply with US GAAP.

We will incur significant expenses in connection with the Stock Sale.

We expect to pay legal fees, accounting fees and proxy filing costs whether or not the Stock Sale closes. Any significant expenses or payment obligations incurred by us in connection with the stock sale could adversely affect our financial condition and cash position.

The Company’s stockholders will not receive any of the proceeds of the Stock Sale.

If the stock sale is consummated, the cash purchase price will be paid directly to a subsidiary of Heat PHE located in China.  None of the net proceeds of the purchase price will be received by the Company’s stockholders, unless the Board of Directors ultimately proposes a distribution to the stockholders.

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

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , SmartHeat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, the Company filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice. On August 6, 2014, the lead plaintiff once again filed a motion for class certification.  On September 19, 2014, the Company filed an opposition to the lead plaintiff’s motion for class certification, to which plaintiff filed a response on October 20, 2014.  By Opinion and Order dated January 21, 2015, the Court denied plaintiffs’ class certification motion, finding that it failed to satisfy the requirements of Fed. R. Civ. Pro. 23 for typicality, adequacy and predominance.  Specifically, the Court found that plaintiffs’ theory of liability required a trade-by-trade inquiry as to whether the sale of the locked-up shares resulted in price inflation of the company’s stock, and that, as a result, the injury to all class members could not be established by common proof.  In addition to finding a lack of predominance of common issues, the Court expressed substantial concerns about the adequacy of the class representative, and that his claims were typical of other class members.  The Court also expressed doubts as to how plaintiffs would establish damages.  The Court’s denial of class certification was without prejudice, and the Court gave plaintiffs until February 17, 2015 to file a “far more rigorous, and a far more convincing submission…”.  The pleadings and court orders are publicly available.

The Company entered into an agreement to settle all claims in a US securities class action lawsuit. No findings of any wrongdoings were ever made against SmartHeat, any current or former officer or director of Smartheat or any of the defendants, and the Company and all other defendants continue to deny any wrongdoing.  The default judgment previously entered against James Jun Wang was vacated and was dismissed with prejudice. The Company entered into the settlement in order to avoid further cost of defending any of the purported actions. According to the settlement, the Company paid the plaintiffs $120,000. In return, the plaintiffs dismissed all claims against the Company and all of the individual defendants with prejudice.  As a result of the settlement, the case will not be allowed to be re-filed.

The settlement is not an admission of wrongdoing or acceptance of fault by the Company or any of the individual defendants.  The Company has and continues to assert that the allegations made in the consolidated lawsuits lack merit and no evidence was ever asserted supporting the allegations made in the consolidated lawsuits. The Company has nevertheless agreed to the settlement in order to eliminate the uncertainties, burden and expense of further litigation. The Company believes that putting this matter behind it is in the best interest of its customers, employees and shareholders so that it can remain focused on growing and strengthening its business.

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

	2014		2013
	High	Low	High	Low
First Quarter (through March 31)	$0.30	$0.05	$0.70	$0.30
Second Quarter (through June 30)	0.25	0.10	0.55	0.22
Third Quarter (through September 30)	0.29	0.05	0.60	0.21
Fourth Quarter (through December 31)	0.18	0.01	0.50	0.15

Holders of Record

On April 6, 2014, there were approximately 50 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

On November 28, 2014, we entered into an Amended and Restated Equity Interest Purchase Agreement (the “Amended and Restated EIPA”), which amended and restated the Equity Interest Purchase Agreement (the “Equity Interest Purchase Agreement”) dated October 10, 2013 between the Company and the buyers. Under the terms of the Amended EIPA, the buyers had agreed to purchase the remaining 60% of the Company’s equity interests in the Target Companies effective as of December 31, 2014 (the “Closing Date”). The purchase price for the remaining 60% consists of: (i) consideration of RMB8.5 million and (ii) the forgiveness of all net indebtedness owing to the Target Companies by SmartHeat and each of its subsidiaries as of December 31, 2014. The effectiveness of the transaction is subject to the following conditions: (i) approval of its shareholders and (ii) receipt by the Board of Directors of the Company of an opinion that the purchase and sale transaction is fair to the shareholders of SmartHeat from a financial point of view. The parties will execute a mutual release to be delivered at the closing which will provide, in part, for the Target Companies to forgive all net indebtedness from SmartHeat and all of its other subsidiaries. In the event that the conditions are not met prior to December 31, 2014, the consideration and all documents will be deposited into escrow and released when the conditions have been satisfied; provided that if the conditions are not satisfied on or before March 31, 2015, either party may terminate the Amended EIPA and the funds and documents will be returned to the depositing party. The termination deadline of the Amended EIPA was extended to May 15, 2015.

The conditions were not met at December 31, 2014 and the consideration and all documents were deposited into the escrow. As of March 31, 2015, the conditions were not yet satisfied, but parties are proceeding towards the satisfaction of the conditions, and expect the conditions to be satisfied on May 11, 2015.

Significant Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances of $39.26 million and $48.25 million at December 31, 2014 and 2013, respectively.

Revenue Recognition

Our revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and HPs are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue under “Advance from customers.”

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

Our standard warranty is provided to all customers and is not considered an additional service; rather, it is an integral part of the product sale. We believe the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply FASB ASC subtopic 605-25) separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450, “Contingencies,” specifically addresses the accounting for standard warranties FASB ASC Topic 605 does not supersede FASB ASC Topic 450. We believe that accounting for its standard warranty pursuant to FASB ASC Topic 450 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

We charge for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. We recognize such revenue when service is provided. For the years ended December 31, 2014 and 2013, revenue from after-sales services after the expiration of the warranty period was $216,000 and $25,000, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, which include tangible assets, such as property and equipment and other intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

On December 30, 2013, the Company closed the transaction contemplated by the Equity Interest Purchase Agreement dated October 10, 2013, whereby certain buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries (“Target Companies”): Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng and XinRui for the purchase price of RMB5 million ($0.82 million) (See Note 1). The buyers had the option to purchase remaining 60% equity interest in the Target Companies for an additional purchase price of RMB8.5 million.

According to FASB Subtopic ASC 360-10-35, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company believed the following events or changes in circumstances indicated the carrying amount of its long-lived assets (asset group) may not be recoverable: 1) a current expectation that, more likely than not, a long-lived assets (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, and 2) a significant decrease in the market price of a long-lived asset (asset group). Since the Company has the option to sell 100% ownership in Target Companies for RMB13.5 million ($2.21 million), a significant decrease in the market price, before the end of its previously estimated useful life for their long-lived assets, the Company therefore performed assets recoverability testing by comparing the assets estimated future undiscounted cash flows with their carrying value, and concluded the long-lived assets were not recoverable as a result of future cash flows are less than the carrying amount.  The Company further calculated the impairment loss amount of Target Companies by determining the FV for the long-lived asset group and recorded a write-down (loss) for the difference between their carrying value and their FV.  FV is an asset’s purchase or sale price in a current transaction between willing parties. The best evidence of FV is prices quoted in active markets, although the Company has the option to sell 100% ownership in Target Companies for RMB13.5 million ($2.21 million), the market prices are not available for many long-lived assets such as equipment, the Company therefore used discounted cash flow method for estimating the FV of long-lived assets which are acceptable under FASB Subtopic ASC 360-10.

Based on its evaluation, the Company believed, as of December 31, 2013, the long-lived assets of Target Companies including construction in progress, property and equipment, and intangible assets were impaired for $13.73 million.  In addition, the Company retained remaining 30.6% and 27.6% interest in Ruicheng and XinRui (after the 40% sale), respectively, at December 31, 2013, that was accounted for under the equity method of accounting, the Company recorded the long-term investment in Ruicheng and XinRui at FV as provided in FASB Subtopic ASC 323-10-30-2.  The FV of the long-term investment was the prorated selling price for the remaining 60% equity interest that are allocated to Ruicheng and XinRui for $26,720; accordingly, the Company recorded $0.91 million impairment loss of long-term investment in Ruicheng and XinRui for the excess of the carrying amount over the FV for the year ended December 31, 2013.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (“ASU”)  No. 2014-12, Compensation - Stock Compensation, FASB ASC Topic 718, “Accounting for Share-Based Payments,” When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date FV of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements FASB ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In January 2014, FASB issued, ASU 2014-05, Service Concession Arrangements (Topic 853). The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

As of December 31, 2014, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Year ended December 31, 2014 Compared to the Year ended December 31, 2013

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$34,075,959		$44,709,526
Cost of sales	32,941,074	97%	40,401,380	90%
Gross profit	1,134,885	3%	4,308,146	10%
Operating expenses	13,137,446	38%	58,550,417	131%
Loss from operations	(12,002,561)	(35)%	(54,242,271)	(121)%
Non-operating expenses, net	(834,536)	(3)%	(1,289,970)	(3)%
Income tax expense (benefit)	48,717	-%	(50,657)	(0.1)%
Less: loss attributable to noncontrolling interest	(3,317,826)	(10)%	(5,812,243)	13%
Net Loss to SmartHeat Inc.	$(9,567,988)	(28)%	$(49,669,341)	(111)%

The following table sets forth the results of our operations for our PHE and heat meter segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$28,010,658		$38,882,321
Cost of sales	28,330,463	101%	36,076,054	93%
Gross profit (loss)	(319,805)	(1)%	2,806,267	7%
Operating expenses	7,421,988	26%	51,723,608	133%
Loss from operations	(7,741,793)	(28)%	(48,917,341)	(126)%
Non-operating expenses, net	(1,076,229)	(4)%	(1,154,267)	(3)%
Income tax expense	102,646	-%	9,456	0.02%
Less: loss attributable to noncontrolling interest	(3,287,149)	(12)%	(5,798,050)	(15)%
Net Loss to SmartHeat Inc.	$(5,633,519)	(20)%	$(44,283,014)	(114)%

The following table sets forth the results of our operations for our HP segment for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2014		2013
	$	% of Sales	$	% of Sales
Sales	$6,065,301		$5,959,011
Cost of sales	4,610,611	76%	4,457,132	75%
Gross profit	1,454,690	24%	1,501,879	25%
Operating expenses	4,340,188	72%	4,388,694	74%
Loss from operations	(2,885,498)	(48)%	(2,886,815)	(48)%
Non-operating income, net	474,750	8%	717,301	12%
Income tax benefit	(53,929)	(1)%	(60,113)	(1)%
Less: loss attributable to noncontrolling interest	(30,677)	(1)%	(14,194)	-%
Net Loss to SmartHeat Inc.	$(2,326,142)	(38)%	$(2,095,207)	(35)%

Sales. Net sales in the year ended December 31, 2014, were $34.08 million, consisting of $8.80 million for PHEs, $17.79 million for PHE Units, $1.42 million for heat meters and $6.07 million for HPs, while net sales in the year ended December 31, 2013, were $44.71 million, consisting of $27.39 million for PHEs, $10.49 million for PHE Units, $1.13 million for heat meters and $5.70 million for HPs, an overall decrease of $10.63 million or 24%. The 24% decrease in total revenue was due primarily to the decrease in sales of PHEs and PHE units in the year ended December 31, 2014, compared to the same period of 2013. Sales of HPs in China slightly increased while sales of HPs in Germany decreased by 8% in the year ended December 31, 2014, compared to the same period of 2013. The overall slow-down of the PRC economy and tight fiscal policy including restricted lending practice continued in 2014, which caused decline in new projects among state-owned enterprises and increased peer competition resulted in decreased selling price; despite a portion of the previously canceled or delayed orders were reinstated and performed in the year ending December 31, 2014, we obtained less new sales contracts in 2013 and 2014 for PHE unit which is more commonly used in the real estate industry; the real estate industry is very slow in the PRC in recent years with supply outpacing demand, decreased newly constructed properties put into market, and decreased trading volumes resulting from the slow PRC economy, government control on real estate price increases and tight bank lending policies.

We have a review process for approving each sales contract, including sales price. Sales price is determined under each contract in proportion to our estimated cost in order to ensure our gross profit. Our sales price varies according to each sale depending primarily on each customer’s specific requirements and our negotiation of the contract amount and term.

Cost of Sales. Cost of sales (“COS”) was $32.94 million in the year ended December 31, 2014, compared to $40.40 million in the same period of 2013, a decrease of $7.46 million or 18%. The decrease in our COS is attributable to decrease of sales. COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 57% of total cost, while factory overhead cost was 38% and labor was 5% during the year ended December 31, 2014, as compared to 69%, 27% and 4%, respectively, for the same period of 2013.  Our materials cost as a percentage of total costs decreased to 57% from 69% as a result of decreased raw material price. Our products are custom-made; the raw material prices vary based on the place of origin, which was chosen at customers’ choice. The COS as a percentage of sales was 97% in the year ended December 31, 2014 compared with 90% for the same period of 2013 due to decreased selling price resulting from increased competition.

We performed an inventory impairment assessment as of December 31, 2014 and 2013, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment provision of $18,528,631 and $11,395,714 as of December 31, 2014 and 2013, respectively.

Gross Profit. Gross profit was $1.13 million in the year ended December 31, 2014, compared to $4.31 million in the same period of 2013. Gross margin was 3% and 10% for the year ended December 31, 2014 and 2013 respectively. The decrease in gross margin in the year ended December 31, 2014 was primarily due to decreased sales volume and decreased selling price.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $13.14 million in the year ended December 31, 2014, compared to $58.55 million in the same period of 2013, a decrease of $45.41 million or 78%. Operating expenses as a percentage of sales were 39% in the year ended December 31, 2014, compared to 131% in the same period of 2013. The decrease in operating expenses was mainly due to a reversal for the provision for bad debts of $(4.66) million and general and administrative expense of $7.77 million for the year ended December 31, 2014, compared with $24.98 million provision for bad debts and $10.40 million general and administrative expense for the year ended December 31, 2013.

We recorded a reversal of bad debt allowance of $(6.45) million for accounts, and retention receivable (consisting of $(6.54) million for reversal of bad debt allowance for PHEs and related products and $0.08 million reserve of bad debt allowance for HPs and related products), $1.79 million for bad debt allowance for other receivables (consisting of $1.79 million for PHEs and related products and $0 million for HPs and related products), and $3.47 million for allowance for advances to suppliers (consisting of $3.43 for PHEs related and $0.04 for HPs related), respectively, for the year ended December 31, 2014, compared with $18.81 million for accounts receivable (consisting of $18.64million for PHEs and related products and $0.17 million for HPs and related products), $6.17 million for bad debt allowance for other receivables (consisting of $6.15 million for PHEs and related products and $23,495 for HPs and related products), and $1.67 million for allowance for advances to suppliers (consisting of $1.58 million for PHEs related and $89,134 for HPs related), respectively, for the year ended December 31, 2013. The reversal of provision for bad debt allowance for accounts receivables was primarily due to our accounting policy on bad debt reserves, which we will adjust from time to time. Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due. We believe the stringent fiscal policy impacting our customers in China will be temporary and the expansion and training of our marketing team and other employees will increase sales and improve the efficiency of our operations.

Non-Operating Expenses, net. Our net non-operating expenses for the year ended December 31, 2014 was $0.83 million compared to $1.29 million for the same period of 2013, a decrease of expenses of $0.46 million or 35%. The decrease in non-operating expenses was due mainly to a loss on sale of equity interest of $0.84 million in 2013 while there was no such loss in 2014.  The net other income of $952,470 for the year ended December 31, 2014 mainly consisted of income (net), from selling of raw material of $460,043, government subsidy of $174,364, tax refund for hiring disables of $228,133, and other non-operating income of $358,184, but offset by loss (net) from after-sales services of $268,254.  The net other income of $1,314,945 for the year ended December 31, 2013 mainly consisted of income (net), from selling of raw material of $810,653, government subsidy of $457,717 and other non-operating income of $245,119, but offset by loss (net) from after-sales services of $198,544.

Income Tax Expense (Benefit). We had income tax expense of $48,717 for the year ended December 31, 2014, compared to income tax benefit of $50,657 for the same period of 2013. The effective income tax rate to taxable loss for the year ended December 31, 2014, was 0.4% compared to (0.1)% for the same period of 2013.

Net Loss. Our net loss for the year ended December 31, 2014, was $9.57 million compared to net loss of $49.67 million for the same period of 2013, a decrease of $40.1 million or 81%. Net loss as a percentage of sales was 28% in the year ended December 31, 2014, and net loss as a percentage of sales was 111% in the same period of 2013. This decrease in net loss was attributable to decreased operating expenses including decreased bad debt allowance and no loss on impairment of long-lived assets and long-term investment in 2014 while it was $14.64 million in 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and equivalents of $13.68 million. Working capital was $44.26 million at December 31, 2014. The ratio of current assets to current liabilities was 1.79:1 at December 31, 2014.

Presently, the Company’s US parent company is experiencing difficulty up streaming cash. As a consequence, the Company obtained a revolving line of credit providing for borrowings of up to $ $3.25 million, to address the cash needs of the Company’s US parent. The outstanding balance under the Credit Agreement as of December 31, 2014 was $2.75 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2014 and 2013:

	2014	2013
Cash provided by (used in):
Operating activities	$(3,804,266)	$(4,545,268)
Investing activities	$3,965,887	$(1,621,293)
Financing activities	$68,663	$949,832

Net cash flow used in operating activities was $3.80 million in the year ended December 31, 2014, compared to net cash flow used in operating activities of $4.55 million in the same period of 2013. The decrease in net cash outflow in operating activities was due mainly to decreased net loss of $12.89 million for the year ended December 31, 2014, compared with net loss of $55.48 million in the same period of 2013; increased cash inflow from accounts receivable of $4.85 million in the year ended December 31, 2014, compared with cash inflow from accounts receivable of $1.13 million in the same period of 2013; decreased cash outflow for other receivables, prepayments and deposits of $4.20 million in the year ended December 31, 2014, compared with cash outflow of $6.85 million in the same period of 2013; decreased cash outflow of $0.50 million for inventories in the year ended December 31, 2014, compared with $2.75 million outflow in the same period of 2013; and cash inflow of $0.57 million from tax receivable in the year ended December 31, 2014 compared with cash outflow of $0.83 million in the same period of 2013.

Net cash flow provided by investing activities was $3.97 million in the year ended December 31, 2014, compared to net cash used in investing activities of $1.62 million in the same period of 2013. In the year ended December 31, 2014, we had $0.48 million cash inflow from note receivable, $1.38 million cash inflow from sale of equity interest on certain subsidiaries, $10.32 million cash inflow from government refund of land use right of SmartHeat Energy, $0.13 million cash inflow from assets disposal, offset with $7.42 million cash outflows for changes in restricted cash, $0.87 million cash outflows for purchase of fixed assets, and $0.06 million cash outflows from construction in progress; while in the same period of 2013, we had $0.80 million proceeds from sale of 40% equity interest on Taiyu, Siping, Shenyang Energy, Ruicheng and Xinrui, $0.12 million cash inflow from note receivable, offset with $1.50 million cash outflows for restricted cash, and $0.57 million for purchase of fixed assets

Net cash provided by financing activities was $0.07 million in the year ended December 31, 2014, compared to $0.95 million in the same period of 2013. The cash inflow in the year ended December 31, 2014 consisted primarily of proceeds from short-term loans of $28.87 million and proceeds from a credit line of $1.45 million, but offset with repayment on short-term loans of $30.26 million. In the year ended December 31, 2013, we had proceeds from a credit line of $1.31 million and proceeds from short-term loans of $24.48 million, but offset with repayment on short-term loans of $24.85 million.

Our agreements with our customers generally provide that 30% of the purchase price is due upon the placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from 3 to 24 months from the acceptance date, or up to 2 heating seasons. Our receipts from sales of our products depend on the complexity of the equipment ordered, which impacts manufacturing, delivery, installation, testing times and warranty periods. For example, PHEs and HPs are less complex than PHE Units and therefore have a shorter manufacturing, acceptance, warranty and payment schedule. We experience payment delays from time to time, which historically have been from 1 to 3 months from the due date, but given the temporary financial difficulties of some of our state-owned customers resulting from tightened fiscal policies in China, we have experienced longer payment delays from these customers. Our accounts receivable and inventory turnover are relatively low and days sales outstanding ratio relatively high. Consequently, collection on our sales is slow and capital is tied up in inventories, which may result in pressure on cash flows. The low accounts receivable turnover and high days outstanding in the year ended December 31, 2014, was due primarily to the financial difficulties of some of our state-owned customers that resulted in delays in payment. The low inventory turnover rate in the year ended December 31, 2014, was due to overall less purchase orders received from our state-owned customers in China who are having temporary financial difficulties as well as overall slowing down of the PRC economy especially the real estate industry.

As of December 31, 2014, we had gross accounts receivable (including retention receivable) of $58,981,506, of which $2,125,582 was with aging within 30 days, $10,235,703 with aging between 31 and 90 days, $7,398,108 with aging between 91 and 180 days, $11,852,549 with aging between 181 and 360 days, and $27,369,564 with aging over 360 days. At December 31, 2014, net accounts receivable was $16,052,184, or gross accounts receivable of $58,981,506 less bad debt allowance of $39,261,203, unearned interest of $26,558, and gross retention receivables of $3,641,560.

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

We recognize the final 5-10% of the purchase price as retention receivable, which is due no later than the termination of our warranty period. The deferral of the final payment is a common practice in the heating manufacturing business in China. Sometimes our customers are required to deposit 5-10% of the sales price on high value products, like an assembled heat exchanger unit or the main part of a PHE, into designated bank accounts as restricted cash for securing the payment after such period expires. Based on our historical experience, there have been no defaults on such deferrals. Therefore, we believe the potential risks and uncertainty associated with defaults on such receivables are not material. As of this report date, the Company collected 58% of the accounts receivable that were outstanding as of December 31, 2012, and collected 36% of the accounts receivable that were outstanding as of December 31, 2013.

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

Contractual Obligations

The Company was obligated for the following short-term loans as of December 31, 2014 and 2013:

	2014	2013	Subsidiary obligated
From a commercial bank in the PRC for RMB 7,200,000 entered into on February 20, 2014.The loan bore interest at 6% with maturity on February 19, 2015. This loan was repaid at maturity.	$1,176,663	$-	Taiyu
From a commercial bank in the PRC for RMB 20,000,000 entered into on August 11, 2014. The loan bore interest at 7.2% with maturity on August 11, 2015. The loan was guaranteed by Heat Pump and SanDeKe.	3,268,508	-	Taiyu
From a commercial bank in the PRC for RMB 20,000,000 entered into on August 19, 2014. The loan bore interest at 7.2% with maturity on August 19, 2015. The loan was guaranteed by Heat Pump and SanDeKe.	3,268,508	-	Taiyu
From a commercial bank in the PRC for RMB 8,765,114 entered into on September 17, 2014. The loan bore interest at 7.2% with maturity on March 17, 2015. The loan was pledged by the Taiyu’s accounts receivable. This loan was repaid at maturity.	1,432,442	-	Taiyu
From a commercial bank in the PRC for RMB 13,344,190 entered into on September 26, 2012. The loan bore interest at 6.16% with maturity on January 18, 2014. The loan was repaid at maturity.	-	2,188,684	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 30, 2012. The loan bore interest at 7.87% with maturity on November 22, 2014. The loan was guaranteed by Taiyu. This loan was repaid at maturity.	-	1,640,178	SmartHeat Siping
From a commercial bank in the PRC for RMB 40,000,000 entered into on March 11, 2013. The loan bore interest at 6.60% with maturity on March 10, 2014. The loan was guaranteed by Siping, HeatPump and management of Chinese subsidiaries. This loan was repaid at maturity.	-	6,560,711	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on May 21, 2013. The loan bore interest at 6.60% with maturity on May 20, 2014. This loan was repaid at maturity.	-	1,640,178	Taiyu
From a commercial bank in the PRC for RMB 5,000,000 entered into on August 29, 2013. The loan bore interest at 7.20% with maturity on August 29, 2014. The loan was guaranteed by Taiyu. This loan was repaid at maturity.	-	820,089	SmartHeat Siping
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 4, 2013. The loan bore interest at 7.20% with maturity on September 4, 2014. The loan was guaranteed by Taiyu. This loan was repaid at maturity.	-	820,089	SmartHeat Siping
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 8, 2013. The loan bore interest at 6.90% with maturity on August 7, 2014. The loan was paid in full at maturity.	-	4,920,533	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on September 18, 2013. The loan bore interest at 6.0% with maturity on September 17, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	-	1,623,776	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on October 11, 2013. The loan bore interest at 6.0% with maturity on October 10, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	-	1,623,776	Taiyu
From a commercial bank in the PRC for RMB 16,000,000 entered into on July 10, 2013. The loan bore interest at 6.0% with maturity on January 9, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	-	2,624,285	Taiyu
From a commercial bank in the PRC for RMB 36,000,000 entered into on April 23, 2014. The loan bore interest at 7.2% with maturity on April 22, 2015. This loan was pledged by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries.	5,883,314	-	Taiyu
From a commercial bank in the PRC for RMB 4,000,000 entered into on April 23, 2014. The loan bore interest at 7.2% with maturity on April 22, 2015. This loan was guaranteed by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries.	653,702	-	Taiyu
From a commercial bank in the PRC for RMB 24,693,389 entered into on October 15, 2014. The loan bore interest at 7.2% with maturity on April 15, 2015.	4,035,527	-	Taiyu
From a commercial bank in the PRC for RMB 13,000,000 entered into on October 30, 2013. The loan bore interest at 6.46% with maturity on October 29, 2015. The loan was pledged by the Taiyu’s land and building.	2,124,530	-	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 17, 2014. The loan bore interest at 7.00% with maturity on November 17, 2015. The loan was guaranteed by Taiyu.	1,634,254	-	SmartHeat Siping
From a commercial bank in the PRC for RMB 10,000,000 entered into on October 13, 2014. The loan bore interest at 5.60% with maturity on September 19, 2015. The loan was guaranteed by Taiyu.	1,634,254	-	SmartHeat Siping
TOTAL	$25,111,702	$24,462,299

The banks sometimes require loan guarantee provided by a third party to the Company, the third party loan guarantor was Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee of RMB46 million ($7.32 million). The guarantee was for the loans entered from February 20, 2012 to August 16, 2013, with the guarantee length equal to the loan term; the guarantee service was extended for the loans entered from September 18, 2013 to September 12, 2014 with the guarantee length equal to the loan term, the maximum guarantee amount was revised to RMB44 million ($7.05 million).  The Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB20 million ($3.18 million) to Liaoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee was for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company did not require Guorui to pay any guarantee fees.  The Company did not extend the guarantee term for Guorui after January 11, 2013.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.  As of December 31, 2014 and 2013, the Company did not have any loan guarantees from Liaoning Wugang.

The Company was obligated for the following long-term loan as of December 31, 2014:

Taiyu entered into a long-term loan of $2.11 million (RMB13 million) with China Construction Bank on November 30, 2013 with maturity on November 29, 2015. The interest rate for the loan is variable currently at 6.46%, and to be paid on the 20th of each month. This loan is guaranteed by Taiyu’s building and land. As of December 31, 2014, long-term bank loan was $0 due to this loan was reclassified as a short-term bank loan.

Contingencies

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , SmartHeat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, the Company filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice. On August 6, 2014, the lead plaintiff once again filed a motion for class certification.  On September 19, 2014, the Company filed an opposition to the lead plaintiff’s motion for class certification, to which plaintiff filed a response on October 20, 2014.  By Opinion and Order dated January 21, 2015, the Court denied plaintiffs’ class certification motion, finding that it failed to satisfy the requirements of Fed. R. Civ. Pro. 23 for typicality, adequacy and predominance.  Specifically, the Court found that plaintiffs’ theory of liability required a trade-by-trade inquiry as to whether the sale of the locked-up shares resulted in price inflation of the company’s stock, and that, as a result, the injury to all class members could not be established by common proof.  In addition to finding a lack of predominance of common issues, the Court expressed substantial concerns about the adequacy of the class representative, and that his claims were typical of other class members.  The Court also expressed doubts as to how plaintiffs would establish damages.  The Court’s denial of class certification was without prejudice, and the Court gave plaintiffs until February 17, 2015 to file a “far more rigorous, and a far more convincing submission…”.  The pleadings and court orders are publicly available.

The Company has entered into an agreement to settle all claims in a US securities class action lawsuit. No findings of any wrongdoings were ever made against SmartHeat, any current or former officer or director of Smartheat or any of the defendants, and the Company and all other defendants continue to deny any wrongdoing.  The default judgment previously entered against James Jun Wang was vacated and was dismissed with prejudice. The Company entered into the settlement in order to avoid further cost of defending any of the purported actions. According to the settlement, the Company paid the plaintiffs $120,000. In return, the plaintiffs dismissed all claims against the Company and all of the individual defendants with prejudice.  As a result of the settlement, the case will not be allowed to be re-filed.

The settlement is not an admission of wrongdoing or acceptance of fault by the Company or any of the individual defendants.  The Company has and continues to assert that the allegations made in the consolidated lawsuits lack merit and no evidence was ever asserted supporting the allegations made in the consolidated lawsuits. The Company has nevertheless agreed to the settlement in order to eliminate the uncertainties, burden and expense of further litigation. The Company believes that putting this matter behind it is in the best interest of its customers, employees and shareholders so that it can remain focused on growing and strengthening its business.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and acting principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014, because of a material weakness related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Oliver Bialowons	46	President and Director
Yingkai Wang	42	Acting Chief Accountant
Huajun Ai	43	Corporate Secretary
Kenneth Scipta	73	Director
Weiguo Wang	49	Director
Xin Li	41	Director
Qingtai Kong	68	Director

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
•
Subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in an type of business, securities or banking activities;

•
Found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

•
Subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
Subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Audit Committee and Audit Committee Financial Expert

We have established a separately-designated standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Messrs. Scipta, Wang, Li and Kong, each of whom is an independent director. Mr. Scipta, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our Board of Directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. As more fully described in its charter, a copy of which is available on our website at www.smartheatinc.com, the functions of the Audit Committee include the following:

•	Appointment of independent auditors, determination of their compensation and over sight of their work;
•	Review the arrangement for and scope of the audit by independent auditors;
•	Review the independence of the independent auditors;
•	Consider the adequacy and effectiveness of the internal controls over financial reporting;
•	Pre-approve audit and non-audit services;
•	Establish procedures regarding complaints relating to accounting, internal accounting controls, or auditing matters;
•	Review and approve any related party transactions;
•	Discuss with management our major financial risk exposures and our risk assessment and risk management policies; and
•	Discuss with management and the independent auditors our draft quarterly interim and annual financial statements and key accounting and reporting matters.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
Oliver Bialowons	2014	100,000	-	5,000	-	-	-	-	105,000
President	2013	100,000	-	-	-	-	-	-	100,000
Yingkai Wang	2014	21,242	-	-	-	-	-	-	21,242
Acting Chief Accountant	2013	21,242	-	-	-	-	-	-	21,242

(1)
Amounts shown reflect aggregate grant date fair value of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by selling the stock or exercising the options.

The following table sets forth information concerning the outstanding equity awards held by each of our named executive officers at December 31, 2014.

Outstanding Equity Awards at Fiscal Year-End for 2014

Option Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	($)	Date
Oliver Bialowons	-	-	-	-
Yingkai Wang	-	-	-	-

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

On March 27, 2014, Oliver Bialowons was granted by the Board of Directors 100,000 shares of the Company’s common stock.

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

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2013.

Director Compensation Table for 2013

	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Name	($)	($)	($)	($)
Kenneth Scipta	25,000	-	$2,500	27,500
Weiguo Wang	12,000	-	-	12,000
Xin Li	17,910	-	-	17,910
Qingtai Kong	3,750	-	-	3,750

Our independent directors receive cash compensation, paid in equal quarterly installments, for their service. In addition, at the discretion of the non-interested members of the Compensation Committee, independent directors are eligible to receive bonuses for service to our company outside the normal duties as a director and grants of options to purchase our common stock under the 2010 Equity Incentive Plan. Messrs. Li and Kong receive compensation of $17,910 and $3,750 per year, respectively, paid in equal quarterly installments. Mr. Scipta receives $25,000 per year, paid in equal quarterly installments. We do not compensate our non-independent directors for serving as our directors. All directors are eligible to receive reimbursement of expenses incurred with respect to attendance at board meetings and meetings of committees thereof, which is not included in the above table. We do not maintain a medical, dental or retirement benefits plan for the directors. On March 27, 2014, Ken Scipta was granted 50,000 shares of our common stock.

The directors may determine remuneration to be paid to the directors with interested members refraining from voting. The Compensation Committee will assist the directors in reviewing and approving the compensation structure for the directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of April 6, 2014, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

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

As of April 6, 2015, there were 6,783,399 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Northtech Holdings Inc. Mill Mall 5, Wickhams Cay 1 P.O. Box 3085 Road Town, Tortola British Virgin Islands	2,100,000	(5)	30.96%
Beijing YSKN Machinery & Electronic Equipment Co., Ltd. Rm 1106, Huapu International Plaza No.19, Chaowai Street, Chaoyang District Beijing, China	680,800	(1)	10.04%
Yang In Cheol #630-5, Namchon-Dong Namdong-Yu Incheon, South Korea 302-405	384,800	(2)	5.67%
William J & Mary Ann P McGrath Foundation 943 Edgemere Court Evanston, IL 60202	300,000	(3)	4.42%
ShenYang ZhiCe Investment Co., Ltd No. 1 Yuebin Street Shenhe District Shenyang, China 110027	296,000	(4)	4.36%

Directors and Named Executive Officers
Oliver Bialowons	200,000		2.95%
Kenneth Scipta	50,000		0.74%
All Directors and Named Executive Officers as a Group (7 Persons)	250,000		3.96%

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

(5)	Disclosed on the Schedule 13D for Northtech Holdings filed on March 7, 2013, as amended on August 29, 2013 and Form 4 filed on 7/28/2015.

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

On December 30, 2013, the Company closed the transactions contemplated by the Equity Interest Purchase Agreement discussed above (See Sale of Equity Interests). The buyers consist of a group of 25 natural persons, all of whom are PRC. citizens, including Wen Sha, Jun Wang and Xudong Wang, managers of the Company’s subsidiaries engaged in the PHE segment of its business, and Huajuan Ai and Yingkai Wang, the Company’s Corporate Secretary and Acting Chief Accountant, respectively.

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

	2013	2014
Audit Fees
GKM	$175,000	$-
MJF	-	110,000
Audit-related fees
GKM	10,000	-
Tax fees	-	-
All other fees	-	-

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

SMARTHEAT INC.

Consolidated Financial Statements
Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SmartHeat Inc.

We have audited the accompanying consolidated balance sheet of SmartHeat Inc. as of December 31, 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. SmartHeat Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SmartHeat Inc. as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred significant recurring losses from operations and has agreed to sell a significant part of its business at a loss. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans are also discussed in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MJF & Associates, APC
Los Angeles, CA
March 30, 2015

515 S. Flower Street, Suite 3600, Los Angeles, CA 90071 Telephone: (213) 626-2701 Fax: (866) 510-6726

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
SmartHeat Inc.

We have audited the accompanying consolidated balance sheets of SmartHeat, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013, and the consolidated results of their operations and their cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Goldman Kurland and Mohidin LLP
Goldman Kurland and Mohidin LLP

Encino, California
April 11, 2014, except for Notes, 2,6,7,16, and 23 for which the date is October 21, 2014

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash and equivalents	$13,682,624	$13,602,399
Restricted cash	9,913,104	2,458,758
Accounts receivable, net	16,052,184	12,167,565
Retentions receivable, net	1,309,057	4,202,109
Advances to suppliers, net	2,417,949	4,280,593
Other receivables (net), prepayments and deposits	5,068,411	4,948,761
Inventories, net	49,349,195	56,324,363
Taxes receivable	325,252	989,635
Notes receivable - bank acceptances	2,271,131	2,759,251

Total current assets	100,388,907	101,733,434

NONCURRENT ASSETS
Long term investment	29,540	26,721
Restricted cash	123,002	135,926
Retentions receivable, net	-	237,882
Property and equipment, net	1,995,520	1,638,120
Intangible assets, net	576,999	11,042,719
Construction in progress	84,533	-

Total noncurrent assets	2,809,594	13,081,368

TOTAL ASSETS	$103,198,501	$114,814,802

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,384,756	$6,683,860
Advances from customers	2,714,603	2,630,061
Taxes payable	196,246	197,078
Accrued liabilities and other payables	19,319,461	17,215,006
Notes payable - bank acceptances	1,401,530	2,590,025
Loans payable	25,111,702	24,462,299

Total current liabilities	56,128,298	53,778,329

CREDIT LINE PAYABLE	2,749,335	1,396,378

LONG-TERM LOAN	-	2,132,231

DEFERRED TAX LIABILITY	66,024	17,177

TOTAL LIABILITIES	58,943,657	57,324,115

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 6,783,399 shares and 6,133,399 shares issued and outstanding as of December 31, 2014 and 2013, respectively	6,783	6,133
Paid-in capital	87,500,456	87,393,606
Statutory reserve	5,389,057	5,389,057
Accumulated other comprehensive income	8,549,568	8,991,269
Accumulated deficit	(76,198,760)	(66,630,772)

Total Company stockholders' equity	25,247,104	35,149,293

NONCONTROLLING INTEREST	19,007,740	22,341,394

TOTAL EQUITY	44,254,844	57,490,687

TOTAL LIABILITIES AND EQUITY	$103,198,501	$114,814,802

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31,
	2014	2013

Net sales	$34,075,959	$44,709,526
Cost of sales	32,941,074	40,401,380

Gross income	1,134,885	4,308,146

Operating expenses
Selling	6,563,729	6,864,060
General and administrative	7,767,391	10,400,323
Long-lived assets impairment	-	13,730,849
Impairment of long-term investment	-	908,084
Provision for bad debts	(4,663,703)	24,980,195
Provision for advance to supplier	3,470,029	1,666,906

Total operating expenses	13,137,446	58,550,417

Loss from operations	(12,002,561)	(54,242,271)

Non-operating income (expenses)
Investment income	2,808	153,237
Interest income	161,123	159,972
Interest expense	(1,792,765)	(1,816,457)
Financial expense	(284,387)	(249,681)
Foreign exchange transaction loss	(3,785)	(9,495)
Gain on issuance of stock	130,000	-
Loss on sale of equity interest	-	(842,491)
Other income, net	952,470	1,314,945

Total non-operating expenses, net	(834,536)	(1,289,970)

Loss before income tax	(12,837,097)	(55,532,241)

Income tax (benefit) expense	48,717	(50,657)

Net loss including noncontrolling interest	(12,885,814)	(55,481,584)

Less: loss attributable to noncontrolling interest	(3,317,826)	(5,812,243)

Net loss to SmartHeat Inc.	(9,567,988)	(49,669,341)

Other comprehensive item
Foreign currency translation loss attributable to SmartHeat Inc.	(441,701)	(2,282,228)

Foreign currency translation loss attributable to noncontrolling interest	(15,828)	(31,371)

Comprehensive loss attributable to SmartHeat Inc.	$(10,009,689)	$(51,951,569)

Comprehensive loss attributable to noncontrolling interest	$(3,333,654)	$(5,843,614)

Basic and diluted weighted average shares outstanding	6,564,084	5,870,111

Basic and diluted net loss per share	$(1.46)	$(8.46)

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(12,885,814)	$(55,481,584)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Investment loss	(2,808)	(153,237)
Depreciation and amortization	816,240	2,151,325
Long-lived assets impairment	-	13,730,849
Impairment of long-term investment	-	908,084
Provision for bad debts	(4,663,703)	24,980,195
Provision for inventory impairment	7,145,929	6,343,530
Provision for advances to suppliers	3,470,029	1,666,906
Changes in warranty reserves	(44,518)	(44,518)
Loss (gain) on disposal of fixed assets	(124,153)	19,133
Gain on issuance of stock	(130,000)	-
Loss on sale of equity interest	-	842,491
Unearned interest on accounts receivable	-	13,476
Amortization of loan amendment fee paid by shares	-	31,315
Shares issued for equity interest sale consent	-	30,000
Loss on settlement of note by shares	-	20,000
Stock based compensation for shares issued to officers and director	37,500	-
Changes in deferred taxes	48,717	(77,269)
(Increase) decrease in assets and liabilities:
Accounts receivable	4,846,488	1,134,956
Retentions receivable	779,325	(73,493)
Advances to suppliers	656,818	1,461,069
Other receivables, prepayments and deposits	(4,199,351)	(6,846,995)
Inventories	(498,765)	(2,746,109)
Taxes receivable	569,812	(827,925)
Accounts payable	(439,247)	3,966
Advances from customers	(2,872,095)	(32,609)
Taxes payable	84,079	(676,552)
Accrued liabilities and other payables	3,601,250	9,077,728

Net cash used in operating activities	(3,804,267)	(4,545,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(7,421,563)	(1,502,829)
Cash received from fixed assets disposal	130,227	-
Cash disposed in equity interest sale	-	(399,241)
Acquisition of property and equipment	(867,851)	(565,295)
Acquisition of intangible asset	-	(79,169)
Government refund of land use right	10,322,150	-
Sale of equity interest	1,383,666	804,609
Notes receivable	476,278	122,483
Construction in progress	(57,020)	(1,851)

Net cash provided by (used in) investing activities	3,965,887	(1,621,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	28,874,261	24,483,311
Repayment on bank loans	(30,255,598)	(24,846,320)
Credit line payable	1,450,000	1,312,841

Net cash provided by financing activities	68,663	949,832

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(150,058)	482,965

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	80,225	(4,733,764)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	13,602,399	18,336,163

CASH AND EQUIVALENTS, END OF YEAR	$13,682,624	$13,602,399

Supplemental cash flow data:
Income tax paid	$12,719	$720,001
Interest paid	$1,851,127	$1,663,459

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common stock
	Shares	Amount	Paid in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings (accumulated deficit)	Total	Noncontrolling interest

Balance at January 1, 2013	5,733,399	$5,733	$103,607,559	$5,396,014	$11,273,497	$(11,771,349)	$108,511,454	$1,057,872

Shares issued for debt repayment	200,000	200	119,800	-	-	-	120,000	-

Shares issued for loan amendment fee	100,000	100	59,900	-	-	-	60,000	-

Shares issued for equity interest sale consent	100,000	100	29,900	-	-	-	30,000	-

Sale of equity interest and deconsolidation	-	-	(16,423,553)	(9,537)	(4,924,845)	(5,187,502)	(26,545,437)	27,127,137

Net loss for year	-	-	-	-	-	(49,669,341)	(49,669,341)	(5,812,244)

Transfer to statutory reserves	-	-	-	2,580	-	(2,580)	-	-

Foreign currency translation gain (loss)	-	-	-	-	2,642,617	-	2,642,617	(31,371)

Balance at December 31, 2013	6,133,399	6,133	87,393,606	5,389,057	8,991,269	(66,630,772)	35,149,293	22,341,394

Shares issued to officers and directors	250,000	250	37,250	-	-	-	37,500	-

Shares issued for loan extension fee	400,000	400	69,600	-	-	-	70,000	-

Net loss for year	-	-	-	-	-	(9,567,988)	(9,567,988)	(3,317,826)

Transfer to statutory reserves	-	-	-	-	-	-	-	-

Foreign currency translation loss	-	-	-	-	(441,701)	-	(441,701)	(15,828)

Balance at December 31, 2014	6,783,399	$6,783	$87,500,456	$5,389,057	$8,549,568	$(76,198,760)	$25,247,104	$19,007,740

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

On September 25, 2008, the Company entered into a Share Exchange Agreement with Asialink (Far East) Limited to acquire all of the outstanding capital stock of SanDeKe Co., Ltd., a Shanghai-based manufacturer of PHEs (“SanDeKe”) for $741,500.  In June 2013, SanDeKe temporary halted its factory operations as a result of cost control; Taiyu temporarily took over SanDeKe’s business including existing sales orders and manufacturing tasks fulfillment, and consumption of inventory in stock.  The management resumed the operation of SanDeKe’s factory in Shanghai in 2014.

On June 12, 2009, the Company incorporated a new subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd. (“SmartHeat Siping”), to manufacture PHEs.

On June 16, 2009, Taiyu closed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd. (“SipingBeifang”), a company organized under the laws of the PRC, to purchase certain assets consisting of plant, equipment and certain land use rights for RMB 54,000,000 ($7.91 million). Taiyu then transferred all the acquired assets to SmartHeat Siping, the newly incorporated subsidiary. The Company paid RMB 7,250,000 ($1.06 million) on completion of inventory inspection, with the remaining consideration paid as of June 30, 2011.

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

In April 2012, the Company invested RMB 4,600,000 ($0.72 million) to establish a new JV named Urumchi XinRui Technology Limited Liability Company (“XinRui”). The Company owns 46% of XinRui. During 2012, XinRui commenced operations. Xinrui mainly conducts research and development, production and selling of heat meters and automatic control of heat supply network. Urumchi Annai energy Conservation Company Ltd. (“Annai”) owns 30% of Xinrui’s registered capital and Beijing Taiyu Huineng Company Ltd. (“Huineng”) owns 24% of Xinrui’s registered capital.

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

After the assignment, Heat HP Inc. owned 100% of SmartHeat (China) Investment Co., Ltd. (“SmartHeat Investment”), SmartHeat Trading, Jinhui, SmartHeat Germany, and 98.8% of SmartHeat Pump.

After the assignment, Heat PHE Inc. owned 100% of Taiyu, SanDeKe, SmartHeat Siping, SmartHeat Energy, and 51% of Ruicheng.

On August 23, 2013, the Company entered into a Stock Pledge Agreement with Northtech Holdings Inc. (“Northtech”).  The Company agreed to deliver share certificates to Northtech representing 55% of Heat HP Inc. and Heat PHE Inc. to perfect the security interest in each of the Company’s directly and wholly-owned subsidiaries granted to Northtech as collateral security for all of the obligations of the Company owed to Northtech.

In December 2013, SmartHeat US parent incorporated SmartHeat Heat Exchange Equipment Co. (“Heat Exchange”) in China with register capital of $3.00 million for manufacturing and sale of PHE and PHE related products.

On December 30, 2013, the Company, closed the transaction contemplated by the Equity Interest Purchase Agreement (“EIPA”) dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries: Taiyu; SmartHeat Siping; SmartHeat Energy; Ruicheng; and XinRui (collectively, the “Target Companies”). The purchase price was RMB 5 million. XinRui was 46% owned by SmartHeat US parent prior to 40% equity interest sell.

The 40% equity interest sale of Taiyu, SmartHeat Siping, SmartHeat Energy changes the parent company’s ownership interest while it retains controlling financial interest in the subsidiaries and is accounted for as an equity transaction (investments by owners and distributions to owners acting in their capacity as owners).  No gain or loss was recognized in consolidated net income or comprehensive income. The carrying amount of the noncontrolling interest was adjusted to reflect the change in the parent’s ownership interest in the subsidiaries. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted is recognized in equity attributable to the parent. The amount of difference recognized and allocated to noncontrolling interest was $22.09 million including $4.86 million the carrying amount of accumulated other comprehensive income (FASB ASC Topic 810-10-45-23 & 24). The 40% equity interest sale of Ruicheng and Xinrui changes the parent’s ownership interest and the parent lost controlling interest; accordingly, an $842,491 loss was recognized from the sale.

On November 28, 2014, the Company entered into an Amended and Restated EIPA, which amended and restated the EIPA dated October 10, 2013 between the Company and the buyers. Under the terms of the Amended EIPA, the buyers have agreed to purchase the remaining 60% of the Company’s equity interests in the Target Companies effective as of December 31, 2014 (the “Closing Date”). The purchase price for the remaining 60% consists of: (i) consideration of RMB 8.5 million and (ii) the forgiveness of all net indebtedness owing to the Target Companies by SmartHeat and each of its other subsidiaries as of December 31, 2014 subject to termination provisions as set forth in EIPA.

The effectiveness of the transaction is subject to the following conditions: (i) approval of its shareholders and (ii) receipt by the Board of Directors (“BOD” or the “Board”) of the Company of an opinion that the purchase and sale transaction is fair to the shareholders of SmartHeat from a financial point of view. The parties executed a mutual release to be delivered at the closing which provided, in part, for the target companies to forgive all net indebtedness from SmartHeat and all of its other subsidiaries. In the event that the conditions are not met prior to December 31, 2014, the consideration and all documents will be deposited into escrow and released when the conditions have been satisfied; provided that if the conditions are not satisfied on or before March 31, 2015, either party may terminate the Amended EIPA and the funds and documents will be returned to the depositing party.  The conditions are not met at December 31, 2014.

The buyers consist of a group of 25 natural persons, all of whom are PRC citizens, including Wen Sha, Jun Wang and Xudong Wang, managers of the Company’s subsidiaries engaged in the PHE segment of its business, and Huajuan Ai and Yingkai Wang, the Company’s Corporate Secretary and Acting Chief Accountant, respectively.  Huajuan Ai, Wen Sha, Jun Wang and Xudong Wang are also principals in Northtech.  SmartHeat's subsidiaries made an application to State Administration for Industry and Commerce (“SAIC”) to register the ownership transfers as of December 31, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, Ruicheng, SmartHeat Germany, SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation. After the sale of 40% equity interest of Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng and Xinrui (See Note 9) on December 30, 2013, the Company now owns 60% of Taiyu, SmartHeat Siping and SmartHeat Energy, and 30.6% of Ruicheng, which is accounted for under the equity method of accounting.

Going Concern

The Company has incurred significant recurring losses from operations in the past several years, including a net loss of $9.57 million for the year ended December 31, 2014; of which, $4.93 million was attributable to sold entities and $4.64 million was attributable to the remaining entities. In addition, the Company expected to recognize a loss of $35.27 million from the 100% equity interest sale on the entities to be sold. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. However, given the fact of increasing demand for heat pump products in China, the Company will put more resources and efforts to grow heat pump business after completing the operation restructure of disposing PHE business.

Equity Method Investee

Prior to the sale of 40% equity interest of Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng and Xinrui, the Company owned 46% of XinRui and accounted for this investment under the equity method of accounting (FASB ASC Subtopic 323-30). The Company recorded its investment at the original cost. This investment increased with income and decreased for dividends and losses accrued by the Company. After 40% equity interest sale on December 30, 2013, the Company now owns 30.6% of Ruicheng (See Note 9) and 27.6% of XinRui, which are accounted for under the equity method of accounting.

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

After the sale of 40% equity interest of Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng and Xinrui (See Note 9) on December 30, 2013, the Company now owns 60% of Taiyu, SmartHeat Siping and SmartHeat Energy, and 30.6% of Ruicheng and 27.6% of Xinrui. For accounting purposes, the 40% net loss of Taiyu, SmartHeat Siping, SmartHeat Energy were not allocated to noncontrolling interest between December 30, 2013 and December 31, 2013, as the change in ownership interest may not change financial results substantially between December 30, 2013 and December 31, 2013. However, the Company performed long-lived assets impairment test for Taiyu, SmartHeat Siping, SmartHeat Energy on December 31, 2013, and recognized $13.73 million impairment loss with $5.49 million allocated to noncontrolling interest on December 31, 2013.

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

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2014 and December 31, 2013, the Company maintained restricted cash deposit in several bank accounts for the purposes described below.

	2014	2013
	(In millions)
Support of performance guarantee	$0.41	$1.16
Support of bank acceptance	0.70	1.29
Support of letter of credit	0.21	0.01
Financial product *	8.59	-
Total restricted cash - current	$9.91	$2.46
Performance guarantee - noncurrent	$0.12	$0.14

* Financial product from a commercial bank in the PRC for RMB 40,000,000 ($8.59 million) was entered into on November 27, 2014 with maturity on January 7, 2015. The financial product has an expected annual interest rate of 4.5%.

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of December 31, 2014 and 2013, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Germany	Total
December 31, 2014	$68,103	$13,118,523	$495,998	$13,682,624
December 31, 2013	$251,461	$11,326,282	$2,024,656	$13,602,399

Accounts and Retentions Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $39.26 million and $48.25 million at December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, the Company had retentions receivable from customers for product quality assurance of $3.64 million and $4.44 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date, of the products and the number of heating seasons that the warranty period covers. The Company had allowances of $2.33 million and $0 at December 31, 2014 and 2013, respectively.

Accounts receivable is net of unearned interest of $26,558 and $26,655 at December 31, 2014 and 2013, respectively. Unearned interest is imputed interest on accounts receivable with due dates over one year from the invoice date discounted at the Company’s borrowing rate of 6.15% at December 31, 2012. The Company did not record additional unearned interest after December 31, 2012 due to no long-term accounts receivable.

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

Advances to Suppliers

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

Impairment of Long-Lived Assets

Long-lived assets, which include tangible assets, such as property and equipment, goodwill and other intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

On December 30, 2013, the Company closed the transaction contemplated by the EIPA dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the Target Companies: Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng and XinRui for the purchase price of RMB 5 million ($0.82 million) (See Note 1). The buyers had the option to purchase the remaining 60% equity interest in the Target Companies for an additional purchase price of RMB 8.5 million ($1.39 million).

According to FASB ASC Subtopic 360-10-35, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate its carrying amount may not be recoverable. The Company believed the following events or changes in circumstances indicated the carrying amount of its long-lived assets (asset group) may not be recoverable: 1) a current expectation that, more likely than not, a long-lived assets (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, and 2) a significant decrease in the market price of a long-lived asset (asset group). Since the Company has the option to sell 100% ownership in Target Companies for RMB13.5 million ($2.21 million), a significant decrease in the market price before the end of its previously estimated useful life for their long-lived assets, the Company therefore performed asset recoverability testing by comparing the assets’ estimated future undiscounted cash flows with their carrying value, and concluded the long-lived assets were not recoverable as a result of future cash flows being less than the carrying amount.  The Company further calculated the impairment losses of Target Companies by determining the FV for the long-lived asset group and recorded a write-down (loss) for the difference between their carrying value and their FV.  FV is an asset’s purchase or sale price in a current transaction between willing parties. The best evidence of FV is prices quoted in active markets, although the Company has the option to sell 100% ownership in Target Companies for RMB13.5 million ($2.21 million), the market prices are not available for many long-lived assets such as equipment, the Company therefore used discounted cash flow method for estimating the FV of long-lived assets which are acceptable under FASB ASC Subtopic 360-10.

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

Activity in the Company’s warranty reserve from January 1, 2013, to December 31, 2014, is as follows:

	2014	2013
Beginning balance	$472,558	$517,076
Provisions	338,589	331,989
Actual costs incurred	(338,589)	(376,507)
Ending balance in current liabilities (Note 13)	$472,558	$472,558

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the years ended December 31, 2014 and 2013, were $723,910 and $1,424,400, respectively.

Income Taxes

The Company utilizes FASB ASC Topic 740, “Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of operation. At December 31, 2014, the Company had not taken any significant uncertain tax position on its tax returns for 2013 or prior years, or in computing its tax provision for 2014.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and heat pumps are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue under “Advance from customers.”

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

Sales returns and allowances were $0 for the years ended December 31, 2014 and 2013. The Company does not provide a right of return, price protection or any other concessions to its customers.

The Company provides a standard warranty to all customers, which is not considered an additional service; rather, an integral part of the product’s sale. The Company believes the existence of its standard product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the FASB ASC Subtopic 605-25 separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450,  “Contingencies,”  specifically addresses the accounting for standard warranties. The Company believes that accounting for its standard warranty pursuant to FASB ASC Topic 450 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when the service is provided. For the years ended December 31, 2014 and 2013, revenue from after-sales services after the expiration of the warranty period was $215,867 and $24,732, respectively.  Such revenue was recorded in other income.

Cost of Sales

Cost of sales (“COS”) consists primarily of material costs and direct labor and manufacturing overhead directly attributable to the products. Write-down of inventories to the lower of cost or market is also recorded in COS.  The Company also records inventory reserve for inventories aging over 360 days to COS.

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

Basic and diluted shares outstanding are the same for the years ended December 31, 2014 and 2013, because the common stock equivalent of the convertible securities outstanding, consisting of unexercised options issued to the Company’s directors and an officer, are anti-dilutive and, accordingly, were excluded from the computation of diluted loss per share. At December 31, 2014 and December 31, 2013, options to purchase 2,500 shares of common stock were outstanding and exercisable, respectively.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts and other receivables, advances to suppliers, accounts payable, advances from customers, accrued liabilities and short-term debts, the carrying amounts approximate their FVs due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the FV of financial instruments held by the Company. FASB ASC Topic 825, “Financial Instruments,”  defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815, “Derivatives and Hedging”.

As of December 31, 2014 and 2013, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the US parent company are maintained in USD. The functional currency of the Company’s China subsidiaries is the Chinese Yuan Renminbi (“RMB”) and the functional currency of SmartHeat Germany, the Company’s subsidiary in Germany, is the Euro (“EUR”). The accounts of the China subsidiaries and German subsidiary were translated into USD in accordance with FASB ASC Topic 830,  “Foreign Currency Matters .” According to FASB ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at the historical rates and statement of operations items were translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220,  “Comprehensive Income).”

The RMB to USD exchange rates and EUR to USD exchange rates in effect as of December 31, 2014 and 2013, and the average exchange rates for the years ended December 31, 2014 and 2013 are as following.  The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange (“SAFE”) of the PRC. The exchange rates used in translation from EUR to USD were published by OANDA Rates.

	Average Exchange Rate		Balance Sheet Date
	For the Years Ended		Exchange Rate
	12/31/14	12/31/13	12/31/14	12/31/13
RMB - USD	6.1431	6.2142	6.1190	6.0969

EUR - USD	0.7535	0.7530	0.8266	0.7263

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with FASB ASC Topics 718 “Compensation – Stock Compensation”  and 505  “Equity” . The Company recognizes in the income statement the grant date FV of stock options and other equity-based compensation issued to employees and non-employees.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The following table shows the operations of the Company's reportable segments for the years ended December 31, 2014 and 2013, and as of December 31, 2014 and 2013, respectively.

	Years Ended December 31,
	2014	2013

Revenue from unaffiliated customers:
Plate heating, meters and related	$28,010,658	$38,882,321
Heat pumps and related	6,065,301	5,959,011
Inter-segment elimination	-	(131,806)
Consolidated	$34,075,959	$44,709,526
Operating loss:
Plate heating, meters and related	$(7,741,793)	$(48,917,343)
Heat pumps and related	(2,885,498)	(2,886,815)
Corporation	(1,375,270)	(2,439,168)
Inter-segment elimination	-	1,055
Consolidated	$(12,002,561)	$(54,242,271)
Net loss to SmartHeat Inc:
Plate heating, meters and related	$(5,633,520)	$(44,283,015)
Heat pumps and related	(2,326,142)	(2,095,207)
Corporation	(1,608,326)	(3,292,174)
Inter-segment elimination	-	1,055
Consolidated	$(9,567,988)	$(49,669,341)
Depreciation and amortization:
Plate heating, meters and related	$176,476	$1,537,002
Heat pumps and related	462,512	511,846
Corporation	177,252	133,792
Consolidated	$816,240	$2,182,640

Total assets:	As of December 31, 2014	As of December 31, 2013
Plate heating, meters and related	$105,010,408	$113,919,061
Heat pumps and related	41,466,608	13,674,622
Corporation	3,921,076	3,374,858
Inter-segment elimination	(47,199,591)	(16,153,739)
Consolidated	$103,198,501	$114,814,802

New Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update (“ASU”) 2014-05, Service Concession Arrangements (ASC Topic 853). The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with FASB ASC Topic 840, “ Leases ”. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in FASB ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

As of December 31, 2014, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period, which includes the reclassification of a $2.30 million allowance for other receivables to allowance for advances to suppliers.

3. INVENTORIES, NET

Inventories at December 31, 2014 and 2013, were as follows:

	2014	2013
Raw materials	$47,748,997	$48,258,773
Work in process	8,473,197	6,822,102
Finished goods	11,655,631	12,639,202
Total	67,877,825	67,720,077
Inventory allowance	(18,528,630)	(11,395,714)
Inventories, net	$49,349,195	$56,324,363

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payments for accounts receivable. The Company discounted the commercial notes with the banks or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than nine months. As of December 31, 2014 and 2013, the Company was contingently liable for the notes endorsed to vendors of $0.92 million and $1.37 million, respectively.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at December 31, 2014 and 2013, respectively:

	2014	2013
Advance to third party companies	$14,212,310	$10,059,572
Deposit for public bids of sales contracts	168,235	758,465
Prepayment for freight, related, insurance, advertisement and consulting expenses	287,998	73,773
Other deposits	60,185	53,863
Advance to employees	1,334,715	926,441
Others	676,157	680,588
Total	16,739,600	12,552,702
Less: bad debt allowance	(11,671,189)	(7,603,941)
Other receivables (net), prepayments and deposits	$5,068,411	$4,948,761

Advances to third party companies were short-term unsecured advances to unrelated parties with payment usually due within a year and includes an advance to Siping Beifang of RMB 22.13 million ($3.60 million) that is non-interest bearing and with due date extended to the end of 2014. The Company had bad debt allowance of $3.60 million for advance to Siping Beifang as of December 31, 2014.

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

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2014 and 2013:

	2014	2013
Buildings	$4,967,230	$4,980,184
Production equipment	9,134,092	8,599,701
Office equipment	1,139,249	1,124,176
Vehicles	932,657	940,624
Total	16,173,228	15,644,685
Less: accumulated depreciation	(5,661,537)	(5,459,525)
Less: impairment	(8,516,171)	(8,547,040)
Property and equipment, net	$1,995,520	$1,638,120

Depreciation for the years ended December 31, 2014 and 2013, was $371,172 and $1,482,500, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted mainly of land use rights, trademarks, computer software, know-how technology, customer lists and covenants not to compete. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2005 for RMB 3.55 million ($0.44 million). In June 2009, the Company acquired land use rights for $3.1 million from Siping Beifang. In November 2010, the Company’s subsidiary, SmartHeat Energy, acquired land use rights for $10.10 million. The Company has the right to use the land for 50 years and is amortizing such rights on a straight-line basis over that period.

SmartHeat Energy later cancelled the purchase of the land use right due to the adjustments of the overall development plan of the area by the local authority. On May 21, 2014, SmartHeat Energy and Shenyang City Development and Land Resource Bureau Economy and Technology Development Office entered into an official agreement, whereby full purchase price of the land use right would be returned to SmartHeat Energy in installments within five days from the effective date of the official agreement.  SmartHeat Energy will make the ownership change of the land use right upon receiving the refund from the local authority. SmartHeat Energy received total amount of $14.89 million (RMB 91.62 million) as of December 31, 2014 and is in the process of title transfer, which is expected to complete by the end of 2015. Currently the land is used by an unrelated third party.

Intangible assets consisted of the following at December 31, 2014 and 2013, respectively:

	Estimated Useful Life (In years)	2014	2013
Land use rights	50	$4,134,587	$15,167,552
Know-how technology	5 – 10	610,121	911,423
Customer lists	5	-	214,841
Covenants not to compete	5	-	116,873
Software	5	460,899	680,049
Trademarks	7	297,471	298,549
Total		5,503,078	17,389,287
Less: accumulated amortization		(1,097,055)	(2,503,664)
Less: impairment		(3,829,024)	(3,842,904)
Intangible assets, net		$576,999	$11,042,719

Amortization of intangible assets for the years ended December 31, 2014 and 2013, was $267,810 and $566,300, respectively.  Annual amortization for the next five years from December 31, 2014, is expected to be $138,010, $133,180, $128,500, $75,750 and $66,740, and $34,820 thereafter.

8. CONSTRUCTION IN PROGRESS

As of December 31, 2014, SmartHeat Siping had construction in progress of $84,533 for expanding and upgrading its production line and production equipment. Total cost for the construction is $0.98 million, and is expected to complete in June 2015.

9. LONG TERM INVESTMENT

Prior to December 30, 2013, the Company invested $722,700 to establish XinRui. The Company owned 46% of XinRui and accounted for this investment under the equity method. On December 30, 2013, the Company sold 40% equity interest of XinRui and owns 27.6% of Xinrui after the sale (See Note 2). The carrying amount of investment in Xinrui after the sale was $612,808. The investment income from XinRui was $10,390 during the year ended December 31, 2014.

The unaudited condensed Statement of Income of XinRui for the year ended December 31, 2014 is below:

Net revenue	$1,150,104
Cost of revenue	(866,903)
Gross profit	283,201
Operating expenses	234,612
Income from operations	48,589
Non-operating income	1,628
Income tax expense	(12,571)
Net income	$37,646

Prior to December 30, 2013, the Company invested $771,600 for 51% of the equity in Ruicheng.  The Company sold 40% equity interest of Ruicheng on December 30, 2013, and owns 30.6% of Ruicheng after the sale (See Note 2). The carrying amount of investment in Ruicheng after the sale was $321,997. The investment loss from Ruicheng was $7,582 during the year ended December 31, 2014.

The unaudited condensed Statement of Income of Ruicheng for the year ended December 31, 2014 is below:

Net revenue	$1,006,085
Cost of revenue	(864,666)
Gross profit	141,419
Operating expenses	171,379
Loss from operations	(29,960)
Non-operating income	5,181
Income tax expense	-
Net loss	$(24,779)

The long term investment was accounted for under the equity method of accounting, the Company recorded the long-term investment in Ruicheng and XinRui at FV as provided in FASB ASC Subtopic 323-10-30-2.  The FV of the long-term investment was the prorated selling price for the remaining 60% equity interest that are allocated to Ruicheng and XinRui for $26,721 at December 31, 2013,  accordingly, the Company recorded $0.91 million impairment loss of long-term investment in Ruicheng and XinRui for the excess of the carrying amount over the FV for the year ended December 31, 2013.  The FV of the long-term investment was $29,540 at December 31, 2014.

10. MAJOR CUSTOMERS AND VENDORS

For the year ended December 31, 2014, no customers accounted for over 10% of the Company’s total sales.

One customer accounted for 10% of total sales for the year ended December 31, 2013. At December 31, 2013, total receivable from this customer was $1,286,257.

For the year ended December 31, 2014, one vendor accounted for 14% of the Company’s total purchases. At December 31, 2014, total payable to this vendor was $0.

For the years ended December 31, 2013, no vendors accounted for over 10% of the Company’s total purchases.

11. TAXES RECEIVABLE

Taxes receivable consisted of the following at December 31, 2014 and 2013:

	2014	2013
Income	$180,111	$180,764
Value-added	122,816	787,293
Other	22,325	21,578
Taxes receivable	$325,252	$989,635

12. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2014 and 2013:

	2014	2013
Income	$-	$516
Value-added	160,033	160,118
Other	36,213	36,444
Taxes payable	$196,246	$197,078

13. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2014 and 2013:

	2014	2013
Advance from third parties	$3,273,985	$3,378,167
Payable to Siping Beifang	2,368,285	2,306,184
Payable for equipment purchase	326,688	322,295
Payable to employees	226,308	-
Deposit from customer	2,977,447	2,988,240
Refund of land use right purchased	4,816,685	4,627,270
Other	2,805,560	1,738,241
Warranty reserve (See Note 2)	472,558	472,558
Accrued expenses	2,051,945	1,382,051
Accrued liabilities and other payables	$19,319,461	$17,215,006

Advances from third parties were short-term, non-interest-bearing advances due on demand. Payable to Siping Beifang (unrelated third party company) represented loans to them without interest and payable upon demand. Deposit from customer represented advance payment from a customer for the Company to execute the sales order; however, the customer wanted to cancel the order after the Company commenced manufacturing and the Company refused to return the deposit claiming breach of the contract by the customer. The dispute was filed with the court and is currently docketed for trial.

Refund of land use right previously purchased represented the refund received for the land use right SmartHeat Energy purchased in November 2010. SmartHeat Energy later cancelled the purchase due to the adjustments of the overall development plan of the area by the local authority. The local government agreed to the cancellation and refunded SmartHeat Energy $4.63 million as of December 31, 2013, and was committed to refund SmartHeat Energy the remaining purchase price.  On May 21, 2014, SmartHeat Energy and Shenyang City Development and Land Resource Bureau Economy and Technology Development Office entered into an official agreement, whereby full purchase price of the land use right will be returned to SmartHeat Energy in installments within 5 days from the effective date of the official agreement.  SmartHeat Energy will make the ownership change of the land use right upon receiving the refund from the local authority. As of December 31, 2014, SmartHeat Energy received a total of $14.89 million (RMB 91.62 million), of which, $4.82 million received in excess of the amount paid to acquire land use right. The local government has not yet made qualitative determination about the excess amount and until such time SmartHeat Energy receives further information, the excess amount will be recorded as other payable. The land use right title transfer is expected to complete by the end of 2015. Currently the land is used by the third party.

Other represented payables for the Company’s certain construction and installation projects, and miscellaneous expenses including postage, business insurance, employee benefits, project bidding fee, and medical insurance, etc. Accrued expenses mainly consisted of accrued property and land rental fee of $1.23 million, accrued payroll of $0.36 million, accrued welfare, interest and utility.  The accrued rental of $1.23 million represented the office and factory lease of HeatPump from Shenyang Economic and Technological Development Zone State-owned Assets Management Co., Ltd., whom is the minority shareholder of HeatPump, there was no contract for the lease and the lease was on month-to-month basis.

14. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued by a bank. The Company deposited a portion of the acceptance amount into the bank as collateral. The terms of the notes range from 3-6 months and bear no interest. At December 31, 2014 and 2013, the Company deposited $0.70 million and $1.29 million with the bank as restricted cash for the bank issuing the notes (See note 2). The restricted cash is refundable when the notes are repaid.

15. LOANS PAYABLE

Short-Term Bank Loans

The Company was obligated for the following short-term loans as of December 31, 2014 and 2013:

	2014	2013	Subsidiary obligated
From a commercial bank in the PRC for RMB 7,200,000 entered into on February 20, 2014.The loan bore interest at 6% with maturity on February 19, 2015. This loan was repaid at maturity.	$1,176,663	$-	Taiyu
From a commercial bank in the PRC for RMB 20,000,000 entered into on August 11, 2014. The loan bore interest at 7.2% with maturity on August 11, 2015. The loan was guaranteed by Heat Pump and SanDeKe.	3,268,508	-	Taiyu
From a commercial bank in the PRC for RMB 20,000,000 entered into on August 19, 2014. The loan bore interest at 7.2% with maturity on August 19, 2015. The loan was guaranteed by Heat Pump and SanDeKe.	3,268,508	-	Taiyu
From a commercial bank in the PRC for RMB 8,765,114 entered into on September 17, 2014. The loan bore interest at 7.2% with maturity on March 17, 2015. The loan was pledged by the Taiyu’s accounts receivable. This loan was repaid at maturity.	1,432,442	-	Taiyu
From a commercial bank in the PRC for RMB 13,344,190 entered into on September 26, 2012. The loan bore interest at 6.16% with maturity on January 18, 2014. The loan was repaid at maturity.	-	2,188,684	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 30, 2012. The loan bore interest at 7.87% with maturity on November 22, 2014. The loan was guaranteed by Taiyu. This loan was repaid at maturity.	-	1,640,178	SmartHeat Siping
From a commercial bank in the PRC for RMB 40,000,000 entered into on March 11, 2013. The loan bore interest at 6.60% with maturity on March 10, 2014. The loan was guaranteed by Siping, HeatPump and management of Chinese subsidiaries. This loan was repaid at maturity.	-	6,560,711	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on May 21, 2013. The loan bore interest at 6.60% with maturity on May 20, 2014. This loan was repaid at maturity.	-	1,640,178	Taiyu
From a commercial bank in the PRC for RMB 5,000,000 entered into on August 29, 2013. The loan bore interest at 7.20% with maturity on August 29, 2014. The loan was guaranteed by Taiyu. This loan was repaid at maturity.	-	820,089	SmartHeat
From a commercial bank in the PRC for RMB 5,000,000 entered into on September 4, 2013. The loan bore interest at 7.20% with maturity on September 4, 2014. The loan was guaranteed by Taiyu. This loan was repaid at maturity.	-	820,089	SmartHeat
From a commercial bank in the PRC for RMB 30,000,000 entered into on August 8, 2013. The loan bore interest at 6.90% with maturity on August 7, 2014. The loan was paid in full at maturity.	-	4,920,533	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on September 18, 2013. The loan bore interest at 6.0% with maturity on September 17, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	-	1,623,776	Taiyu
From a commercial bank in the PRC for RMB 9,900,000 entered into on October 11, 2013. The loan bore interest at 6.0% with maturity on October 10, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	-	1,623,776	Taiyu
From a commercial bank in the PRC for RMB 16,000,000 entered into on July 10, 2013. The loan bore interest at 6.0% with maturity on January 9, 2014. This loan was pledged by Taiyu’s accounts receivable. This loan was repaid at maturity.	-	2,624,285	Taiyu
From a commercial bank in the PRC for RMB 36,000,000 entered into on April 23, 2014. The loan bore interest at 7.2% with maturity on April 22, 2015. This loan was pledged by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries.	5,883,314	-	Taiyu
From a commercial bank in the PRC for RMB 4,000,000 entered into on April 23, 2014. The loan bore interest at 7.2% with maturity on April 22, 2015. This loan was guaranteed by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries.	653,702	-	Taiyu
From a commercial bank in the PRC for RMB 24,693,389 entered into on October 15, 2014. The loan bore interest at 7.2% with maturity on April 15, 2015.	4,035,527	-	Taiyu
From a commercial bank in the PRC for RMB 13,000,000 entered into on October 30, 2013. The loan bore interest at 6.46% with maturity on October 29, 2015. The loan was pledged by the Taiyu’s land and building.	2,124,530	-	Taiyu
From a commercial bank in the PRC for RMB 10,000,000 entered into on November 17, 2014. The loan bore interest at 7.00% with maturity on November 17, 2015. The loan was guaranteed by Taiyu.	1,634,254	-	SmartHeat Siping
From a commercial bank in the PRC for RMB 10,000,000 entered into on October 13, 2014. The loan bore interest at 5.60% with maturity on September 19, 2015. The loan was guaranteed by Taiyu.	1,634,254	-	SmartHeat Siping
TOTAL	$25,111,702	$24,462,299

The banks sometimes require loan guarantee provided by a third party to the Company, the third party loan guarantor was Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee of RMB 46 million ($7.32 million). The guarantee was for the loans entered from February 20, 2012 to August 16, 2013, with the guarantee length equal to the loan term; the guarantee service was extended for the loans entered from September 18, 2013 to September 12, 2014 with the guarantee length equal to the loan term, the maximum guarantee amount was revised to RMB 44 million ($7.05 million).  The Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB 20 million ($3.18 million) to Liaoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee was for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company did not require Guorui to pay any guarantee fees.  The Company did not extend the guarantee term for Guorui after January 11, 2013.  These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank.  As of December 31, 2014 and 2013, the Company did not have any loan guarantees from Liaoning Wugang.

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

On December 21, 2012, the Company’s BOD approved the issuance of 1,300,000 Restricted Shares of Common Stock to Northtech in cancellation of $1,301,300 of indebtedness under the Credit Facility.  The balance owing to Northtech under the Credit Agreement as of December 31, 2014 and 2013 was $2,749,335 and $1,396,378, respectively, and was recorded as a noncurrent obligation under FASB ASC Subtopic 470-10-45-12 through FASB ASC Subtopic 470-10-45-14 due to the Note being secured by 55% of the equity interest in each of HEAT PHE Inc. and HEAT HP Inc., and the Company’s option to repay the note by issuance of the Company’s shares.

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

On March 26, 2014, the Company gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 3, 2015. The Company elected to pay the extension fee of 4% of the credit line amount of $2.5 million by issuing 200,000 shares of its common stock to Northtech at $0.50 per share. The BOD approved such extension on March 27, 2014.  The FV of 200,000 shares on March 27, 2014 was $30,000. The Company recorded $70,000 gain from issuance of 200,000 shares.

On July 14, 2014, the Board approved and the Company entered the third amendment to the Credit Agreement with Northtech, the Amendment modifies the definition of “Average Share Price” in the Credit Agreement to decrease the minimum and maximum values for the “Average Share Price,” by 20% each from $0.50 to $0.40 and from $3.50 to $2.80, respectively.  The Amendment also increases the maximum line which may be borrowed under the Credit Agreement from $2,500,000 to $3,250,000 and extends the maturity date for amounts borrowed from April 30, 2014 to October 31, 2015.  Pursuant to the terms of the Amendment, the Company extended the Initial Maturity Date by a payment to Northtech of an extension fee of 4% of the Maximum Line under the Credit Agreement. Northtech agreed to the extension of the maturity in consideration of an extension fee of 200,000 Restricted Shares of the Company’s Common Stock at $0.50 per share issued on July 22, 2014. The FV of 200,000 shares on July 22, 2014 was $40,000.  The Company recorded $60,000 gain from issuance of 200,000 shares.

Long-Term Bank Loan

Taiyu entered into a long-term loan of $2,112,962 (RMB13 million) with China Construction Bank on November 30, 2013 with maturity on November 29, 2015. The interest rate for the loan is variable currently at 6.46%, and to be paid on the 20th of each month. This loan is guaranteed by Taiyu’s building and land. As of December 31, 2014, long-term bank loan was $0 due to this loan was reclassified as a short-term bank loan.

16. DEFERRED TAX ASSET (LIABILITY)

As of December 31, 2014 and 2013, deferred tax asset (liability) consisted of the following:

	2014	2013
Deferred tax asset - current (bad debt allowance for accounts receivable)	$6,361,682	$7,715,041
Deferred tax asset - current (bad debt allowance to retention receivable)	364,697	-
Deferred tax asset - current (inventory allowance)	3,446,251	2,321,878
Deferred tax asset – current (bad debt allowance for other receivables)	2,822,959	1,523,065
Deferred tax asset – current (allowance for advance to supplier)	589,761	974,284
Deferred tax asset – current (reserve for warranty)	42,643	75,808
Deferred tax asset – noncurrent (NOL)	2,931,171	2,464,239
Deferred tax asset – noncurrent (impairment loss on long – lived assets)	3,054,588	3,334,594
Less: valuation allowance	(19,613,752)	(18,408,909)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$(66,024)	$(17,177)

17. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.  The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

SmartHeat, the parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $8.50 million at December 31, 2014, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the years ended December 31, 2014 and 2013:

	2014	2013
US statutory tax (benefit) rates	(34.0)%	(34.0)%
Tax rate difference	8.0%	8.4%
Effect of tax holiday	5.0%	5.2%
Valuation allowance	21.4%	20.3%
Tax (benefit) per financial statements	0.4%	(0.1)%

The income tax expense (benefit) for the years ended December 31, 2014 and 2013, consisted of the following:

	2014	2013
Income tax expense - current	$-	$26,612
Income tax expense (benefit) - deferred	48,717	(77,269)
Total income tax expense (benefit), net	$48,717	$(50,657)

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the BOD for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment and Ruicheng were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. As of December 31, 2014, the Company met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40.00 million in registered capital by April 2015 (See note 20).

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

Following is a summary of the option activity:

	Number of Shares	Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years
Outstanding at January 1, 2013	3,500	97.80	1.65
Exercisable at January 1, 2013	3,500	97.80	1.65
Granted	-	-	-
Exercised	-	-	-
Forfeited	1,000	46.00	-
Outstanding at December31, 2013	2,500	118.5	1.34
Exercisable at December31, 2013	2,500	118.5	1.34
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2014	2,500	$118.5	0.08
Exercisable at December 31, 2014	2,500	$118.5	0.08

There were no options exercised during the years ended December 31, 2014 and 2013. The Company recorded $0 as compensation expense for stock options during the years ended December 31, 2014 and 2013.

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

On July 14, 2014, the Company entered the third amendment to the Credit Agreement with Northtech, Pursuant to the terms of the Amendment, the Company extended the Initial Maturity Date by a payment to Northtech of an extension fee of 4% of the Maximum Line under the Credit Agreement. Northtech agreed to the extension of the maturity in consideration of an extension fee of 200,000 Restricted Shares of the Company’s Common Stock at $0.50 per share issued on July 22, 2014. The FV of 200,000 shares on July 22, 2014 was $40,000 and the Company recognized $60,000 gain from such stock issuance.

20. OTHER INCOME, NET

The Company had net other income, of $952,470 and $1,314,945 for the years ended December 31, 2014 and 2013, respectively.  The net other income for the year ended December 31, 2014 consisted of income (net) from sales of raw material of $460,043, government subsidy of $174,364 and other non-operating income of $586,317, but offset by loss (net) from after-sales services of $268,254.  The net other income for the year ended December 31, 2013 consisted of income (net) from sales of raw material of $810,653, government subsidy of $457,717 and other non-operating income of $245,119, but offset by loss (net) from after-sales services of $198,544.

21. COMMITMENTS

Lease Agreements

The Company leased offices for its sales representative in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the years ended December 31, 2014 and 2013, was $465,800 and $425,400, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy, a wholly owned subsidiary in Shenyang with registered capital of $30 million, subsequently satisfied out of the registered capital of SmartHeat Investment, for the research, development, manufacturing and sale of energy products. As of December 31, 2014, the Company is committed to contributing the remaining $40 million in registered capital to SmartHeat Investment by April 2015. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date.

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

As of December 31, 2014, the outstanding balance to Nimbus for the service fee was paid in full.

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

Legal Proceedings

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , SmartHeat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, the Company filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff's motion for class certification, without prejudice. On August 6, 2014, the lead plaintiff once again filed a motion for class certification.  On September 19, 2014, the Company filed an opposition to the lead plaintiff’s motion for class certification, to which plaintiff filed a response on October 20, 2014.  By Opinion and Order dated January 21, 2015, the Court denied plaintiffs’ class certification motion, finding that it failed to satisfy the requirements of Fed. R. Civ. Pro. 23 for typicality, adequacy and predominance.  Specifically, the Court found that plaintiffs’ theory of liability required a trade-by-trade inquiry as to whether the sale of the locked-up shares resulted in price inflation of the company’s stock, and that, as a result, the injury to all class members could not be established by common proof.  In addition to finding a lack of predominance of common issues, the Court expressed substantial concerns about the adequacy of the class representative, and that his claims were typical of other class members.  The Court also expressed doubts as to how plaintiffs would establish damages.  The Court’s denial of class certification was without prejudice, and the Court gave plaintiffs until February 17, 2015 to file a “far more rigorous, and a far more convincing submission…”.  The pleadings and court orders are publicly available.

The Company has entered into an agreement to settle all claims in a US securities class action lawsuit. No findings of any wrongdoings were ever made against SmartHeat, any current or former officer or director of SmartHeat or any of the defendants, and the Company and all other defendants continue to deny any wrongdoing.  The default judgment previously entered against James Jun Wang was vacated and was dismissed with prejudice. The Company entered into the settlement in order to avoid further cost of defending any of the purported actions. According to the settlement, the Company paid the plaintiffs $120,000. In return, the plaintiffs dismissed all claims against the Company and all of the individual defendants with prejudice.  As a result of the settlement, the case will not be allowed to be re-filed.

The settlement is not an admission of wrongdoing or acceptance of fault by the Company or any of the individual defendants.  The Company has and continues to assert that the allegations made in the consolidated lawsuits lack merit and no evidence was ever asserted supporting the allegations made in the consolidated lawsuits. The Company has nevertheless agreed to the settlement in order to eliminate the uncertainties, burden and expense of further litigation. The Company believes that putting this matter behind it is in the best interest of its customers, employees and shareholders so that it can remain focused on growing and strengthening its business.

23. CONDENSED FINANCIAL INFORMATION OF US PARENT

SmartHeat Inc. is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Set forth below are condensed financial statements of SmartHeat Inc. (US Parent) on a stand-alone, unconsolidated basis as of December 31, 2014 and 2013.

CONDENSED BALANCE SHEETS

	2014	2013

ASSETS

Cash and equivalents	$68,103	$251,461
Investment in subsidiaries	26,229,140	34,630,504
Other current assets	3,852,973	3,830,224
TOTAL ASSETS	$30,150,216	$38,712,189

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued liabilities and other payables	$6,292,228	$3,562,896

STOCKHOLDERS' EQUITY:
Common stock	$6,783	$6,133
Additional paid-in capital	86,111,340	87,393,606
Statutory reserve	5,389,057	5,389,056
Other comprehensive income	8,549,568	8,991,270
Accumulated deficit	(76,198,760)	(66,630,772)
Total stockholders' equity	23,857,988	35,149,293
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,150,216	$38,712,189

CONDENSED STATEMENTS OF OPERATIONS

	2014	2013
Operating expenses
General and administrative expenses	$1,375,270	$1,531,085
Impairment of long-term investment	-	908,084

Loss from operations	(1,375,270)	(2,439,169)

Non-operating expenses	(233,056)	(1,006,242)

Equity loss in subsidiaries	(7,959,661)	(46,223,930)

Total non-operating loss	(8,192,717)	(47,230,172)

Loss before income tax	(9,567,987)	(49,669,341)

Income tax	-	-

Net loss	$(9,567,987)	$(49,669,341)

CONDENSED STATEMENTS OF CASH FLOWS

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,567,987)	$(49,669,341)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	37,500	-
Shares issued for loan consenting fee	-	30,000
Loss on settlement of debt	-	20,000
Gain on issuance of stock	(130,000)	-
Amortization of loan origination and extension fee	148,566	102,477
Amortization of loan amendment fee paid by shares	28,685	31,315
Equity loss in subsidiaries	7,959,661	46,223,930
Loss on sale of equity interest	-	842,491
Impairment of long-term investment	-	908,084
Increase in current liabilities	1,340,217	367,185

Net cash used in operating activities	(183,358)	(1,143,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit line payable	-	1,312,841

Net cash provided by financing activities	-	1,312,841

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(183,358)	168,982

CASH AND EQUIVALENTS, BEGINNING OF YEAR	251,461	82,479

CASH AND EQUIVALENTS, END OF YEAR	$68,103	$251,461

24. UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

On December 30, 2013, the Company, closed the transaction contemplated by the EIPA dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries: Taiyu; SmartHeat Siping; SmartHeat Energy; Ruicheng; and XinRui (collectively, the “Target Companies”). The purchase price was RMB 5 million.  Ruicheng was 51% owned and XinRui was 46% owned by SmartHeat US parent company prior to 40% equity interest sell.

On November 28, 2014, the Company entered into an Amended and Restated EIPA, which amended and restated the EIPA dated October 10, 2013 between the Company and the buyers. Under the terms of the Amended EIPA, the buyers have agreed to purchase the remaining 60% of the Company’s equity interests in the Target Companies effective as of December 31, 2014 (the “Closing Date”). The purchase price for the remaining 60% consists of: (i) consideration of RMB8.5 million and (ii) the forgiveness of all net indebtedness owing to the Target Companies by SmartHeat and each of its other subsidiaries as of December 31.  As of December 31 2014, the Company evaluated it is highly probably the shareholders will approve the additional 60% equity sale, and accordingly, the pro forma consolidated financial statements reflecting the total of 100% equity interest sale of Target Companies were presented as following.

The following pro forma consolidated statements of operations present the SmartHeat Inc. for the years ended December 31, 2014 and 2013, as if the 100% equity sale occurred on January 1, 2013, and January 1, 2014, for the purpose of the statements of operations, respectively. The accompanying pro forma consolidated balance sheet presents the accounts of SmartHeat Inc. as if the 100% equity sale occurred on December 31, 2014. The 100% equity sales results in deconsolidation of disposed entities.

SMARTHEAT INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
REFLECTING THE SALE OF CERTAIN ENTITIES OF PHE SEGMENT

AS OF DECEMBER 31, 2014
	Company Historical	Sales of PHE segment	Pro Forma adjustments		Company Pro Forma

ASSETS

CURRENT ASSETS
Cash & equivalents	$13,682,624	$9,490,641	$-		$4,191,983
Restricted cash	9,913,104	9,847,182	-		65,922
Accounts receivable, net	16,052,184	18,437,984	3,829,234	a, b	1,443,434
Retentions receivable, net	1,309,057	1,206,786	-		102,271
Advances to suppliers, net	2,417,949	3,012,776	(609,745)	b	(1,204,572)
Other receivables (net), prepayments and deposits	5,068,411	26,902,540	22,677,382	a, b	843,253
Inventories, net	49,349,195	42,233,818	-		7,115,377
Taxes receivable	325,252	303,108	-		22,144
Notes receivable - bank acceptances	2,271,131	2,271,131	-		-

Total current assets	100,388,907	113,705,966	25,896,871		12,579,812

NONCURRENT ASSETS
Long term investment	29,540	-	(29,540)	b	-
Restricted cash	123,002	123,002	-		-
Construction in progress	84,533	84,533	-		-
Property and equipment, net	1,995,520	757,330	-		1,238,190
Intangible assets, net	576,999	-	-		576,999

Total noncurrent assets	2,809,594	964,865	(29,540)		1,815,189

TOTAL ASSETS	$103,198,501	$114,670,831	25,867,331		$14,395,001

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,384,756	$8,106,600	$1,467,290	a, b	$745,446
Advance from customers	2,714,603	1,992,933	(609,745)	b	111,925
Taxes payable	196,246	183,185	-		13,061
Accrued liabilities and other payables	19,319,461	31,649,373	14,860,195	a, b	2,530,283
Notes payable - bank acceptances	1,401,530	1,401,530	-		-
Loans payable	25,111,702	25,111,702	-		-

Total current liabilities	56,128,298	68,445,323	15,717,740		3,400,715

CREDIT LINE PAYABLE	2,749,335	-	-		2,749,335

LONG-TERM LOAN	-	-	-		-

DEFERRED TAX LIABILITY	66,024	-	-		66,024

STOCKHOLDERS' EQUITY
Common stock	6,783	-	-		6,783
Paid-in capital	87,500,456	59,341,363	77,326,388	b	105,485,481
Statutory reserve	5,389,057	4,608,375	4,608,375	b	5,389,057
Accumulated other comprehensive income	8,549,568	7,065,900	7,065,900	b	8,549,568
Accumulated deficit	(76,198,760)	(43,579,536)	(78,851,072)	a, b	(111,470,296)

Total Company stockholders' equity	25,247,104	27,436,102	10,149,591		7,960,593

NONCONTROLLING INTEREST	19,007,740	18,789,406	-		218,334

TOTAL EQUITY	44,254,844	46,225,508	10,149,591		8,178,927

TOTAL LIABILITIES AND EQUITY	$103,198,501	$114,670,831	$25,867,331		$14,395,001

(a) To reflect the effect of forgiveness of all net indebtness owing to Target Companies by SmartHeat and each of its other subsidiaries.
(b) To reflect the sale of 100% equity interest in Target companies, and loss on the sale.

SMARTHEAT INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF OPERATION
REFLECTING THE SALE OF CERTAIN ENTITIES OF PHE SEGMENT

	YEAR ENDED DECEMBER 31, 2014
	Company Historical	Sales of PHE segment	Pro Forma adjustments		Company Pro Forma

Net sales	$34,075,959	$28,480,330	$1,489,420	a	$7,085,049
Cost of goods sold	32,941,074	28,657,177	1,489,420	a	5,773,317

Gross profit (loss)	1,134,885	(176,847)	-		1,311,732

Operating expenses
Selling	6,563,729	4,748,596	-		1,815,133
General and administrative	7,767,391	3,221,930	-		4,545,461
Provision for bad debts	(4,663,703)	(2,241,241)	-		(2,422,462)
Provision for advance to supplier	3,470,029	1,143,178			2,326,851

Total operating expenses	13,137,446	6,872,463	-		6,264,983

Loss from operations	(12,002,561)	(7,049,310)	-		(4,953,251)

Non-operating income (expenses)
Investment income	2,808	-	-		2,808
Interest income	161,123	142,154	-		18,969
Interest expense	(1,792,765)	(1,578,275)	-		(214,490)
Financial expense	(284,387)	(132,823)	-		(151,564)
Gain on issuance of stock	130,000	-	-		130,000
Foreign exchange transaction loss	(3,785)	(3,785)	-		-
Other income, net	952,470	401,389	-		551,081

Total non-operating expenses, net	(834,536)	(1,171,340)	-		336,804

Loss before income tax	(12,837,097)	(8,220,650)	-		(4,616,447)
Income tax expense	48,717	-	-		48,717

Net loss before noncontrolling interest	(12,885,814)	(8,220,650)	-		(4,665,164)
Less: loss attributable to noncontrolling interest	(3,317,826)	(3,288,260)	-		(29,566)

Net loss to SmartHeat Inc.	(9,567,988)	(4,932,390)	-		(4,635,598)

Basic and diluted weighted average shares outstanding	6,564,084	-	-		6,564,084

Basic and diluted loss per share	$(1.46)	-	-		$(0.71)

(a) To include the inter-company sales between disposed entities and other subsidiaries of SmartHeat Inc.
(b) The transaction will result in an expected loss of $35.27 million from the 100% equity interest sale of the entities to be sold consisting of a $44.06 million loss on sale resulting from the difference of the total selling price and the net assets of sold entities, netted off with the $8.79 million the forgiveness of all net indebtedness owing to the sold entities by SmartHeat and each of its other subsidiaries.  The loss is not reflected in the unaudited pro forma statements of operations because it is a material non-recurring charge directly related to the transaction that will be included in our results within the 12 months after the transaction.

SMARTHEAT INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
REFLECTING THE SALE OF CERTAIN ENTITIES OF HEAT PHE SEGMENT

	YEAR ENDED DECEMBER 31, 2013
	Company Historical (1)	Sales of PHE segment (2)	Pro Forma adjustments		Company Pro Forma

Net sales	$44,709,526	$38,915,416	$1,974,163	a	$7,768,273
Cost of goods sold	40,401,380	35,659,348	1,974,163	a	6,716,195

Gross profit	4,308,146	3,256,068	-		1,052,078

Operating expenses
Selling	6,864,060	5,084,636	-		1,779,424
General and administrative	10,400,323	5,582,360	-		4,817,963
Long-lived assets impairment	13,730,849	13,730,849	-		-
Impairment of long term investment	908,084	-	-		908,084
Provision for bad debts	24,980,195	24,638,062	-		342,133
Provision for advance to supplier	1,666,906	(682,973)	-		2,349,879

Total operating expenses	58,550,417	48,352,934	-		10,197,483

Loss from operations	(54,242,271)	(45,096,866)	-		(9,145,405)

Non-operating income (expenses)
Investment income (loss)	153,237	-	-		153,237
Interest income	159,972	79,704	-		80,268
Interest expense	(1,816,457)	(1,758,210)	-		(58,247)
Financial expense	(249,681)	(73,567)	-		(176,114)
Foreign exchange transaction gain	(9,495)	(9,478)	-		(17)
Loss on sale of equity interest	(842,491)	-	-		(842,491)
Other income, net	1,314,945	470,730	-		844,215

Total non-operating expenses, net	(1,289,970)	(1,290,821)	-		851

Loss before income tax	(55,532,241)	(46,387,687)	-		(9,144,554)
Income tax expense (benefit)	(50,657)	26,725	-		(77,382)

Net loss before noncontrolling interest	(55,481,584)	(46,414,412)	-		(9,067,172)
Less: loss attributable to noncontrolling interest	(5,812,243)	(5,798,050)	-		(14,193)

Net loss to SmartHeat Inc.	(49,669,341)	(40,616,362)	-		(9,052,979)

Basic and diluted weighted average shares outstanding	5,870,111	-	-		5,870,111

Basic and diluted loss per share	$(8.46)	-	-		$(1.54)

(a) To include the inter-company sales between disposed entities and other subsidiaries of SmartHeat Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTHEAT INC.
(Registrant)
Date: May 6, 2015	By:	/s/ Oliver Bialowons
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

Signature	Title	Date

/s/ Oliver Bialowons	President and Director	May 6, 2015
Oliver Bialowons	(Principal Executive Officer)

/s/ Yingkai Wang	Acting Chief Accountant	May 6, 2015
Yingkai Wang	(Principal Financial and Accounting Officer)

/s/ Kenneth Scipta	Director	May 6, 2015
Kenneth Scipta

/s/ Weiguo Wang	Director	May 6, 2015
Weiguo Wang

/s/ Xin Li	Director	May 6, 2015
Xin Li

/s/ Qingtai Kong	Director	May 6, 2015
Qingtai Kong

EXHIBIT INDEX

Exhibit No.	Description
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

21.1†	Subsidiaries of the Registrant
24.1†	Power of Attorney (Included on the Signature Page of the Annual Report on Form 10-K filed on May 6, 2015)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#           Indicates management contract or compensatory plan, contract or arrangement.
†           Filed herewith.
‡           Furnished herewith.