Form 10-Q
period 2015-03-31
SMARTHEAT INC.
filed 2015-09-21
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110141
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

As of September 1, 2015 there were 6,783,399 shares of common stock outstanding.

SmartHeat Inc.

EXPLANATORY NOTE

On May 11, 2015 the holders of 62.3% of our holders of our outstanding common stock authorized the sale of all of the remaining interests, constituting 100% of its ownership interests, in SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang Energy Equipment) Co. Ltd.; Hohhot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company. The sale was effective on December 31, 2014. The financial statements and description of our company refer to periods both prior and after the sale.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$2,999,900	$13,682,624
Restricted cash	12,435	9,913,104
Accounts receivable, net	782,472	16,052,184
Retentions receivable, net	12,666	1,309,057
Advances to suppliers, net	19,702	2,417,949
Other receivables (net), prepayments and deposits	1,831,864	5,068,411
Inventories, net	5,752,038	49,349,195
Taxes receivable	23,663	325,252
Notes receivable - bank acceptances	-	2,271,131

Total current assets	11,434,740	100,388,907

NONCURRENT ASSETS
Long term investment	-	29,540
Restricted cash	-	123,002
Property and equipment, net	1,094,746	1,995,520
Intangible assets, net	539,976	576,999
Construction in progress	-	84,533

Total noncurrent assets	1,634,722	2,809,594

TOTAL ASSETS	$13,069,462	$103,198,501

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$614,534	$7,384,756
Advances from customers	1,416,402	2,714,603
Taxes payable	36,818	196,246
Accrued liabilities and other payables	2,879,569	19,319,461
Notes payable - bank acceptances	-	1,401,530
Loans payable	-	25,111,702

Total current liabilities	4,947,323	56,128,298

CREDIT LINE PAYABLE	3,074,335	2,749,335

DEFERRED TAX LIABILITY	53,460	66,024

TOTAL LIABILITIES	8,075,118	58,943,657

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 6,783,399 shares issued and outstanding	6,783	6,783
Paid-in capital	103,924,009	87,500,456
Statutory reserve	780,682	5,389,057
Accumulated other comprehensive income	12,756,037	8,549,568
Accumulated deficit	(112,681,567)	(76,198,760)

Total Company stockholders' equity	4,785,944	25,247,104

NONCONTROLLING INTEREST	208,400	19,007,740

TOTAL EQUITY	4,994,344	44,254,844

TOTAL LIABILITIES AND EQUITY	$13,069,462	$103,198,501

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(Unaudited)

Net sales	$777,178	$216,662
Cost of sales	1,869,899	277,772

Gross loss	(1,092,721)	(61,110)

Operating expenses
Selling	365,392	360,100
General and administrative	1,092,611	1,195,478
Reversal of provision for bad debts	(74,697)	(2,285,070)
Provision for advance to suppliers	-	2,312,019

Total operating expenses	1,383,306	1,582,527

Loss from operations	(2,476,027)	(1,643,637)

Non-operating income (expenses)
Interest income	2,690	3,042
Interest expense	(80,419)	(35,229)
Financial expense	(30,891)	(19,420)
Other income, net	31,627	67,481

Total non-operating income (expenses), net	(76,993)	15,874

Loss before income tax	(2,553,020)	(1,627,763)

Income tax expense (benefit)	23,358	(14,536)

Loss from continuing operations	(2,576,378)	(1,613,227)

Cumulative foreign currency translation gain on disposed entities	11,915,632	-

Loss from discontinued operations (including loss on disposal of discontinued entities of $35,235,675 in 2015), net of tax	(47,151,307)	(11,937,293)

Net loss including noncontrolling interest	(37,812,053)	(13,550,520)

Less: income (loss) attributable to noncontrolling interest from continuing operations	(9,129)	104,287

Less: loss attributable to noncontrolling interest from discontinued operations, net of tax	-	(4,756,397)

Net loss to SmartHeat Inc.	(37,802,924)	(8,898,410)

Other comprehensive item
Foreign currency translation loss attributable to discontinued operations	-	(552,835)
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	(643,263)	140,094
Foreign currency translation loss attributable to noncontrolling interest	(805)	(2,157)

Comprehensive loss attributable to SmartHeat Inc.	$(38,446,187)	$(9,311,151)

Comprehensive loss attributable to noncontrolling interest	$(9,934)	$(4,654,267)

Basic and diluted weighted average shares outstanding	6,783,399	6,147,288

Basic and diluted loss per share from continuing operations	$(0.38)	$(0.28)

Basic and diluted loss per share from discontinued operations	$(6.95)	$(1.17)

Basic and diluted net loss per share	$(5.57)	$(1.45)

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2015	2014
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(37,812,053)	$(13,550,520)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Investment loss	-	3,609
Depreciation and amortization	124,861	261,786
Provision for bad debts	(74,697)	6,452,983
Provision for inventory impairment	1,220,571	1,042,792
Provision for advances to suppliers	-	2,371,082
Changes in warranty reserves	(80,625)	(3,482)
Gain on debt waiver	(8,790,015)	-
Loss on sale of equity interest	44,025,690	-
Stock based compensation for shares issued to officers and director	-	37,500
Changes in deferred tax	(12,569)	(14,150)
(Increase) decrease in assets and liabilities:
Accounts receivable	731,107	2,503,638
Retentions receivable	89,280	379,104
Advances to suppliers	(4,844)	3,795,413
Other receivables, prepayments and deposits	(1,421,062)	(1,788,106)
Inventories	38,815	(2,173,250)
Taxes receivable	20,645	36,344
Accounts payable	(100,155)	(867,395)
Advances from customers	90,078	(3,493,608)
Accrued liabilities and other payables	455,410	3,253,161

Net cash used in operating activities	(1,499,563)	(1,753,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	53,275	870,932
Cash disposed in equity interest sale	(9,490,641)	-
Acquisition of property and equipment	(2,358)	(10,260)
Advance for equipment purchase	-	(1,248,997)
Notes receivable	-	737,813

Net cash provided by (used in) investing activities	(9,439,724)	349,488

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	-	7,178,649
Repayment on bank loans	-	(11,334,454)
Change in credit line payable	325,000	450,000

Net cash provided by (used in) financing activities	325,000	(3,705,805)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(68,437)	(81,840)

NET DECREASE IN CASH AND EQUIVALENTS	(10,682,724)	(5,191,256)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	13,682,624	13,602,399

CASH AND EQUIVALENTS, END OF PERIOD	$2,999,900	$8,411,143

Supplemental cash flow data:
Income tax paid	$-	$12,772
Interest paid	$-	$430,154

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2015 AND YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common stock
	Shares	Amount	Paid in capital	Statutory reserves	Accumulated other comprehensive income	Accumulated deficit	Total	Noncontrolling interest

Balance at January 1, 2013	5,733,399	$5,733	$103,607,559	$5,396,014	$11,273,497	$(11,771,349)	$108,511,454	$1,057,872

Shares issued for debt repayment	200,000	200	119,800	-	-	-	120,000	-

Shares issued for loan amendment fee	100,000	100	59,900	-	-	-	60,000	-

Shares issued for equity interest sale consent	100,000	100	29,900	-	-	-	30,000	-

Sale of 40% equity interest and deconsolidation	-	-	(16,423,553)	(9,537)	(4,924,845)	(5,187,502)	(26,545,437)	27,127,137

Net loss for year	-	-	-	-	-	(49,669,341)	(49,669,341)	(5,812,244)

Transfer to statutory reserves	-	-	-	2,580	-	(2,580)	-	-

Foreign currency translation gain (loss)	-	-	-	-	2,642,617	-	2,642,617	(31,371)

Balance at December 31, 2013	6,133,399	6,133	87,393,606	5,389,057	8,991,269	(66,630,772)	35,149,293	22,341,394

Shares issued to officers and directors	250,000	250	67,050	-	-	-	67,300	-

Shares issued for loan extension fee	400,000	400	39,800	-	-	-	40,200	-

Net loss for year	-	-	-	-	-	(9,567,988)	(9,567,988)	(3,317,826)

Transfer to statutory reserves	-	-	-	-	-	-	-	-

Foreign currency translation loss	-	-	-	-	(441,701)	-	(441,701)	(15,828)

Balance at December 31, 2014	6,783,399	6,783	87,500,456	5,389,057	8,549,568	(76,198,760)	25,247,104	19,007,740

Sale of 100% equity interest in certain subsidiaries	-	-	16,423,553	-	4,849,732	(3,288,259)	17,985,026	(18,789,406)

Net loss for year	-	-	-	-	-	(37,802,924)	(37,802,924)	(9,129)

Reclassification of statutory reserves of disposed entities to retained earnings as a result of 100% equity interest sale	-	-	-	(4,608,375)	-	4,608,375	-	-

Foreign currency translation loss	-	-	-	-	(643,263)	-	(643,263)	(805)

Balance at March 31, 2015	6,783,399	$6,783	$103,924,009	$780,682	$12,756,037	$(112,681,567)	$4,785,944	$208,400

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 (UNAUDITED) AND DECEMBER 31, 2014

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006, in the State of Nevada. The Company, through its operating subsidiaries in China and Germany, designed, manufactured, sold and serviced plate heat exchangers (“PHEs”), PHE Units, which combine PHEs with various pumps, temperature sensors, valves and automated control systems, heat meters and heat pumps for use in commercial and residential buildings.

On August 23, 2013, the Company formed two new wholly-owned subsidiaries in the State of Nevada, Heat HP Inc., and HEAT PHE Inc.  On the same date, the Company’s United States (“US”) parent entered into Assignment Agreements with Heat HP Inc. and Heat PHE Inc., respectively. Under the Assignment Agreements, the Company transferred 100% of its right, title and interest in certain subsidiaries to Heat HP Inc. and Heat PHE Inc. The reorganization was performed so the Company’s subsidiaries would be organized along their respective operating segments with Heat HP holding those subsidiaries that operated in the heat pumps and related products segment and Heat PHE holding those subsidiaries that operated in the plate heating equipment, meters and related products segment.

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

On August 23, 2013, the Company entered into a Stock Pledge Agreement with Northtech Holdings Inc. (“Northtech”).  The Company delivered share certificates to Northtech representing 55% of Heat HP Inc. and Heat PHE Inc. to perfect the security interest in each of the Company’s directly and wholly-owned subsidiaries granted to Northtech as collateral security for all of the obligations of the Company to Northtech.

In December 2013, SmartHeat US parent incorporated SmartHeat Heat Exchange Equipment Co. (“Heat Exchange”) in China with registered capital of $3.00 million for manufacturing and sale of PHE and PHE related products.

On December 30, 2013, the Company, closed the transaction contemplated by the Equity Interest Purchase Agreement (“EIPA”) dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries: Taiyu; SmartHeat Siping; SmartHeat Energy; Ruicheng; and XinRui (collectively, the “Target Companies”). The purchase price was RMB 5 million ($0.82 million). XinRui was 46% owned by SmartHeat US parent prior to the 40% equity interest sale.

On November 28, 2014, the Company entered into an Amended and Restated EIPA, which amended and restated the EIPA dated October 10, 2013 between the Company and the buyers. Under the terms of the Amended EIPA, the buyers agreed to purchase the remaining 60% of the Company’s equity interests in the Target Companies effective as of December 31, 2014 (the “Closing Date”). The purchase price for the remaining 60% consists of: (i) RMB 8.5 million ($1.4 million) and (ii) the forgiveness of all net indebtedness of $11.75 million owed to the Target Companies by SmartHeat and each of its other subsidiaries as of December 31, 2014 subject to termination provisions as set forth in EIPA.

The effectiveness of the transaction was subject to the following conditions: (i) approval of its shareholders and (ii) receipt by the Board of Directors (“BOD” or the “Board”) of the Company of an opinion that the purchase and sale transaction was fair to the shareholders of SmartHeat from a financial point of view. The parties executed a mutual release to be delivered at the closing which provided, in part, for the target companies to forgive all net indebtedness of $11.75 million from SmartHeat and all of its other subsidiaries. In the event that the conditions were not met prior to December 31, 2014, the consideration and all documents were to be deposited into escrow and released when the conditions were satisfied; provided that if the conditions were not satisfied on or before March 31, 2015, either party was able to terminate the Amended EIPA and the funds and documents were to be returned to the depositing party.  The termination deadline of the Amended EIPA was extended to May 15, 2015.

On May 11, 2015, the Company’s stockholders approved the sale of all of the remaining interests, constituting 100% of its ownership interests, (the “Stock Sale”) of certain subsidiaries of the Company as described above, all of the conditions precedents to the Stock Sale were satisfied. The parties executed a mutual release which became effective and provided, in part, that the Target Companies forgave all net indebtedness from SmartHeat and all of its other subsidiaries owed to the Target Companies. The consideration and all documents relating to the transaction were released from escrow upon the satisfaction of the foregoing conditions. The Stock Sale was effective on December 31, 2014.

The buyers consisted of 25 natural persons, all of whom are PRC citizens, including Wen Sha, Jun Wang and Xudong Wang, managers of the Company’s subsidiaries engaged in the PHE segment of its business, and Huajuan Ai and Yingkai Wang, the Company’s Corporate Secretary and Acting Chief Accountant, respectively.  Huajuan Ai, Wen Sha, Jun Wang and Xudong Wang are also principals in Northtech.  SmartHeat's subsidiaries made an application to State Administration for Industry and Commerce (“SAIC”) to register the ownership transfers as of March 31, 2015.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated interim financial information as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, were prepared without audit, pursuant to the rules and regulations of the SEC (“Securities and Exchange Commission”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP are not included. The interim consolidated financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2015, its consolidated results of operations for the three months ended March 31, 2015 and 2014, and its consolidated cash flows for the three months ended March 31, 2015 and 2014, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

For the three months ended March 31, 2015, the accompanying consolidated financial statements include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Germany, SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.” For the three months ended March 31, 2014, the accompanying consolidated financial statements include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, SmartHeat Germany, SmartHeat Pump, and Heat Exchange. All significant intercompany accounts and transactions were eliminated in consolidation.

Going Concern

The Company has incurred significant recurring losses from operations in the past several years, including a net loss from continuing operations of $2.58 million for the three months ended March 31, 2015. In addition, the Company recognized a loss of $35.24 million from the 100% equity interest sale on the entities sold, including foreign currency translation gain of $11.92 million. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. However, since demand in China for heat pump products is increasing, the Company will put more resources and efforts to grow its heat pump business after completing the operational restructuring due to disposing of its PHE business. The Company expects to be able to obtain necessary bank loans for expanding the HP business.

Equity Method Investee

After the 40% equity interest sale on December 30, 2013, the Company owned 30.6% of Ruicheng (See Note 9) and 27.6% of XinRui for the three months ended March 31, 2014, which are accounted for under the equity method of accounting (FASB ASC Subtopic 323-30). The investment was recorded at the original cost, and the investment increased with income and decreased for dividends and losses accrued by the Company. On December 31, 2014, the Company sold the remaining 60% equity interest on Ruicheng and XinRui.

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

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of March 31, 2015 and December 31, 2014, the Company maintained restricted cash deposits in several bank accounts for the purposes described below.

	2015	2014
	(In millions)
Support of performance guarantee	$0.01	$0.41
Support of bank acceptance	-	0.70
Support of letter of credit	-	0.21
Financial product *	-	8.59
Total restricted cash - current	$0.01	$9.91
Performance guarantee - noncurrent	$-	$0.12

* Financial product mainly consisted of one certificate of deposit from a commercial bank in the PRC for RMB 40 million ($6.54 million), which was entered into on November 27, 2014 with maturity on January 7, 2015. The financial product had an expected annual interest rate of 4.5%.

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of March 31, 2015 and December 31, 2014, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Germany	Total
March 31, 2015	$20,080	$2,480,487	$499,333	$2,999,900
December 31, 2014	$68,103	$13,118,523	$495,998	$13,682,624

Accounts and Retentions Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1.43 million and $39.26 million at March 31, 2015 and December 31, 2014, respectively.

At March 31, 2015 and December 31, 2014, the Company had retentions receivable from customers for product quality assurance of $0.16 million and $3.64 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date of the products and the number of heating seasons that the warranty period covers. The Company had allowances of $0.15 million and $2.33 million at March 31, 2015 and December 31, 2014, respectively.

Accounts receivable is net of unearned interest of $26,558 at December 31, 2014. Unearned interest is imputed interest on accounts receivable of disposed entities with due dates over one year from the invoice date discounted at the Company’s borrowing rate of 6.15% at December 31, 2012. The Company did not record additional unearned interest after December 31, 2012 due from long-term accounts receivable.

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

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material and equipment for production. The advances are interest-free and unsecured. As of March 31, 2015 and December 31, 2014, the Company had allowances for advances to suppliers of $2.42 million and $5.17 million, respectively.

Inventories, net

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

Land Use Rights, net

A right to use land is stated at cost less accumulated amortization. Amortization is provided using the straight-line method over 50 years.

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

As stated in Note 1, on December 30, 2013, the Company closed the transaction contemplated by the EIPA dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng and XinRui for RMB 5 million ($0.82 million) and had the option to purchase the remaining 60% for an additional RMB 8.5 million ($1.39 million), which they did on December 31, 2014.

According to FASB ASC Subtopic 360-10-35, a long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate its carrying amount may not be recoverable. As of December 31, 2013, the Company believed the following events or changes in circumstances indicated the carrying amount of its long-lived assets (asset group) were not recoverable: 1) an expectation that, more likely than not, a long-lived assets (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, and 2) a significant decrease in the market price of a long-lived asset (asset group). Since the Company had the option to sell 100% ownership in Target Companies for RMB13.5 million ($2.21 million), a significant decrease in the market price before the end of its previously estimated useful life for their long-lived assets, the Company therefore performed asset recoverability testing by comparing the assets’ estimated future undiscounted cash flows with their carrying value, and concluded the long-lived assets were not recoverable as a result of future cash flows being less than the carrying amount.  The Company further calculated the impairment losses of Target Companies by determining the FV for the long-lived asset group and recorded a write-down (loss) for the difference between their carrying value and their FV.  FV is an asset’s purchase or sale price in a current transaction between willing parties. The best evidence of FV is prices quoted in active markets, although the Company had the option to sell 100% ownership in Target Companies for RMB13.5 million ($2.21 million), the market prices were not available for many long-lived assets such as equipment, the Company therefore used discounted cash flow method for estimating the FV of long-lived assets which are acceptable under FASB ASC Subtopic 360-10.

Based on its evaluation, the Company believed, as of December 31, 2013, the long-lived assets of Target Companies including construction in progress, property and equipment, and intangible assets were impaired for $13.73 million. In addition, the Company retained remaining 30.6% and 27.6% interest in Ruicheng and XinRui (after the 40% sale), respectively, at December 31, 2013, that was accounted for under the equity method of accounting, the Company recorded the long-term investment in Ruicheng and XinRui at FV as provided in FASB ASC Subtopic 323-10-30-2.  The FV of the long-term investment was the prorated selling price for the remaining 60% equity interest that were allocated to Ruicheng and XinRui for $26,720; accordingly, the Company recorded $0.91 million impairment loss of long-term investment in Ruicheng and XinRui for the excess of the carrying amount over the FV as of December 31, 2013.

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

Activity in the Company’s warranty reserve from January 1, 2014, to March 31, 2015, is as follows:

	2015	2014
Beginning balance	$472,558	$472,558
Provisions	-	338,589
Actual costs incurred	(10,410)	(338,589)
Reversal of warranty reserve due to disposal of subsidiaries	(462,148)	-
Ending balance in current liabilities (Note 12)	$-	$472,558

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the three months ended March 31, 2015 and 2014 were $0 and $157,371, respectively.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and heat pumps are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue under “Advance from customers.” For the three months ended March 31, 2015, the Company only sold PHEs and heat pumps.

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

Sales returns and allowances were $0 for the three months ended March 31, 2015 and 2014. The Company does not provide a right of return, price protection or any other concessions to its customers.

The Company provides a warranty to all customers, which is not considered an additional service; rather, an integral part of the product’s sale. The Company believes the existence of its product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply the FASB ASC Subtopic 605-25 separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450, “Contingencies,” specifically addresses the accounting for standard warranties. The Company believes that accounting for its standard warranty pursuant to FASB ASC Topic 450 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when the service is provided. For the three months ended March 31, 2015 and 2014, revenue from after-sales services after the expiration of the warranty was $4,157 and $46,244, respectively.  Such revenue was recorded in other income.

Cost of Sales

Cost of sales (“COS”) consists primarily of material costs and direct labor and manufacturing overhead directly attributable to the products. The Company also records reserve for inventories to COS.

Advances from Customers

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

Basic and diluted shares outstanding are the same for the three months ended March 31, 2015 and 2014, because the convertible securities outstanding, consisting of unexercised options issued to the Company’s directors and an officer, were anti-dilutive and, accordingly, were excluded from the computation of diluted loss per share. At March 31, 2015 and December 31, 2014, no options and options to purchase 2,500 shares of common stock were outstanding and exercisable, respectively.

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the US parent company are maintained in USD. The functional currency of the Company’s China subsidiaries is the Chinese Yuan Renminbi (“RMB”) and the functional currency of SmartHeat Germany, the Company’s subsidiary in Germany, is the Euro (“EUR”). The accounts of the China subsidiaries and German subsidiary were translated into USD in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” According to FASB ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at the historical rates and statement of operations items were translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Comprehensive Income.”

The Company sold 100% equity interest on certain subsidiaries with 40% sold on December 30, 2013 and the remaining 60% sold on December 31, 2014. According to ASC 830-30-40-1, upon the sale of a subsidiary, accumulated foreign currency translation adjustment relating to the disposed entities as of December 31, 2014 amounting to $7.1 million was reported separately in the Consolidated Statements of Operations as cumulative foreign currency translation gain on disposed entities, and was part of the loss on sale.

RMB to USD and EUR to USD exchange rates in effect as of March 31, 2015 and December 31, 2014, and the average exchange rates for the three months ended March 31, 2015 and 2014 are as follows.  The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange (“SAFE”) of the PRC. The exchange rates used in translation from EUR to USD were published by OANDA Rates.

	Average Exchange Rate For the Three Months Ended		Balance Sheet Date Exchange Rate
	3/31/15	3/31/14	3/31/15	12/31/14
RMB - USD	6.1380	6.1180	6.1422	6.1190

EUR - USD	0.8863	0.7298	0.9217	0.8266

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting.  The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

The Company had two operating segments at December 31, 2014: 1) plate heating equipment, meters and related products; and 2) heat pumps and related products. These operating segments were determined based on the nature of the products offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and acting chief accountant were identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on profitability, cash flows, and other measurement factors of each respective segment.

As a result of the 100% Stock Sale of certain subsidiaries effective December 31, 2014, the Company is now concentrating on heat pump business, whereas the PHE business is very limited and will be gradually ceased. For the three months ended March 31, 2015, sales of PHEs was $42,359 and sales of heap pumps was $734,819.  Both businesses report to the same executives. Accordingly, there was no segment reporting for the three month ended March 31, 2015 due to immaterially of PHE segment.

New Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update (“ASU”) 2014-05, Service Concession Arrangements (ASC Topic 853). The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with FASB ASC Topic 840, Leases. Service concession arrangements may become more prevalent in the US as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU did not affect the Company’s financial statements.

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in FASB ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB issued ASU No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

As of March 31, 2015, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the Company’s net loss or stockholders’ equity.

3. INVENTORIES, NET

Inventories at March 31, 2015 and December 31, 2014, were as follows:

	2015	2014
Raw materials	$6,888,572	$47,748,997
Work in process	632,869	8,473,197
Finished goods	1,715,768	11,655,631
Total	9,237,209	67,877,825
Inventory allowance	(3,485,171)	(18,528,630)
Inventories, net	$5,752,038	$49,349,195

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payments. The Company discounted the commercial notes with the banks or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than nine months. As of December 31, 2014, the Company was contingently liable for the notes endorsed to vendors of $0.92 million.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at March 31, 2015 and December 31, 2014, respectively:

	2015	2014
Advances to third party companies	$1,334,818	$14,212,310
Deposit for public bids of sales contracts	35,818	168,235
Prepayment for freight, related insurance, advertisement and consulting expenses	47,983	287,998
Other deposits	5,420	60,185
Advances to employees	365,834	1,334,715
Other	109,023	676,157
Total	1,898,896	16,739,600
Less: bad debt allowance	(67,032)	(11,671,189)
Other receivables (net), prepayments and deposits	$1,831,864	$5,068,411

As of March 31, 2015, advances to third party companies were short-term unsecured advances to unrelated parties with payments due within a year. As of December 31, 2014, advances to third party companies included an advance to Siping Beifang of RMB 22.13 million ($3.60 million) that was non-interest bearing and with due date extended to the end of 2015. The Company had bad debt allowance of $3.60 million for advance to Siping Beifang as of December 31, 2014.

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

Other deposits mainly consisted of deposits for rents, payroll expense and utilities. Advances to employees represented short-term loans to employees and advances for business trips and related expenses.

Other receivables, prepayments and deposits are reimbursed or settled within 12 months.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Buildings	$-	$4,967,230
Production equipment	1,678,751	9,134,092
Office equipment	209,146	1,139,249
Vehicles	243,410	932,657
Total	2,131,307	16,173,228
Less: accumulated depreciation	(1,036,561)	(5,661,537)
Less: impairment	-	(8,516,171)
Property and equipment, net	$1,094,746	$1,995,520

Depreciation for the three months ended March 31, 2015 and 2014, was $59,661 and $94,413, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted mainly of trademarks, computer software and know-how technology. As of December 31, 2014, intangible assets also consisted of land use right of $4.13 million. All land in the PRC is government-owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” to use the land. The Company acquired land use rights during 2005 for RMB 3.55 million ($0.44 million). In June 2009, the Company acquired land use rights for $3.1 million from Siping Beifang. In November 2010, the Company’s subsidiary, SmartHeat Energy, acquired land use rights for $10.10 million. The Company had the right to use the land for 50 years and amortized such rights on a straight-line basis over that period.  SmartHeat Energy later canceled the purchase of the land use right due to the adjustments of the overall development plan of the area by the local authority and received a full refund in June 2014.

Intangible assets consisted of the following at March 31, 2015 and December 31, 2014, respectively:

	Estimated Useful Life (In years)	2015	2014
Land use rights	50	$-	$4,134,587
Know-how technology	5 – 10	607,817	610,121
Software	5	152,843	460,899
Trademarks	7	296,347	297,471
Total		1,057,007	5,503,078
Less: accumulated amortization		(517,031)	(1,097,055)
Less: impairment of land use rights		-	(3,829,024)
Intangible assets, net		$539,976	$576,999

Amortization of intangible assets for the periods ended March 31, 2015 and 2014 was $34,734 and $127,695, respectively. Annual amortization for the next five years from March 31, 2015, is expected to be $136,170, $133,290, $115,070, $72,730 and $66,800, and $15,920 thereafter.

8. CONSTRUCTION IN PROGRESS

As of March 31, 2015, the Company had construction in progress of $0 as a result of 100% Stock Sale of certain subsidiaries. As of December 31, 2014, SmartHeat Siping had construction in progress of $84,533 for expanding and upgrading its production line and production equipment. Total cost for the construction is $0.98 million, and was expected to complete in August 2015.

9. LONG TERM INVESTMENT

Prior to December 30, 2013, the Company invested $722,700 to establish XinRui. The Company owned 46% of XinRui and accounted for this investment under the equity method. On December 30, 2013, the Company sold 40% equity interest of XinRui and owns 27.6% of XinRui after the sale (See Note 2). The carrying amount of investment in XinRui after the sale was $612,808. On December 31, 2014, the Company sold the remaining 60% equity interest on XinRui.

Prior to December 30, 2013, the Company invested $771,600 for 51% of the equity in Ruicheng. The Company sold 40% equity interest of Ruicheng on December 30, 2013, and owns 30.6% of Ruicheng after the sale (See Note 2). The carrying amount of investment in Ruicheng after the sale was $321,997. On December 31, 2014, the Company sold the remaining 60% equity interest on Ruicheng.

The long term investment was accounted for under the equity method of accounting, the Company recorded the long term investment in Ruicheng and XinRui at FV as provided in FASB ASC Subtopic 323-10-30-2. The FV of the long term investment was the prorated selling price for the remaining 60% equity interest that were allocated to Ruicheng and XinRui for $26,721 at December 31, 2013,  accordingly, the Company recorded $0.91 million impairment loss of long term investment in Ruicheng and XinRui for the excess of the carrying amount over the FV for the year ended December 31, 2013. The FV of the long term investment was $29,540 at December 31, 2014.

The Company did not have any long term investment as of March 31, 2015 as a result of 100% Stock Sale of certain subsidiaries on December 31, 2014.

10. TAXES RECEIVABLE

Taxes receivable consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Income	$-	$180,111
Value-added	9,182	122,816
Other	14,481	22,325
Taxes receivable	$23,663	$325,252

11. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Income	$35,927	$-
Value-added	-	160,033
Other	891	36,213
Taxes payable	$36,818	$196,246

12. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Advances from third parties	$374,087	$3,273,985
Payable to Siping Beifang	-	2,368,285
Payable for equipment purchase	-	326,688
Payable to employees	-	226,308
Customer deposit	-	2,977,447
Refund of land use right purchased	-	4,816,685
Other	989,771	2,805,560
Warranty reserve (See Note 2)	-	472,558
Accrued expenses	1,515,711	2,051,945
Accrued liabilities and other payables	$2,879,569	$19,319,461

Advances from third parties were short term, non-interest-bearing and due on demand. Payable to Siping Beifang (unrelated third party company) represented loans to it without interest and payable upon demand. Customer deposit represented an advance payment from a customer for the Company to execute a sales order; however, the customer wanted to cancel the order after the Company commenced manufacturing and the Company refused to return the deposit claiming breach of contract by the customer. The dispute was filed with the court and is currently docketed for trial.

Refund of land use right previously purchased represented the refund received for the land use right SmartHeat Energy purchased in November 2010. SmartHeat Energy later cancelled the purchase due to the adjustments of the overall development plan of the area by the local authority. The local government agreed to the cancellation and refunded SmartHeat Energy $4.63 million as of December 31, 2013, and was committed to refund SmartHeat Energy the remaining purchase price.  On May 21, 2014, SmartHeat Energy and Shenyang City Development and Land Resource Bureau Economy and Technology Development Office entered into an official agreement, whereby full purchase price of the land use right was to be returned to SmartHeat Energy in installments within five days from the effective date of the official agreement.  SmartHeat Energy was to make the ownership change of the land use right upon receiving the refund from the local authority. As of December 31, 2014, SmartHeat Energy received a total of $14.89 million (RMB 91.62 million), of which, $4.82 million received was in excess of the amount paid to acquire the land use right. The local government has not yet made qualitative determination about the excess amount and until such time SmartHeat Energy receives further information, the excess amount will be recorded as other payable. The land use right title transfer is expected to be completed by the end of 2015. Currently the land is used by a third party.

Other represented payables for the Company’s certain construction and installation projects, and miscellaneous expenses including postage, business insurance, employee benefits, project bidding fee, medical insurance, etc. As of March 31, 2015, accrued expenses mainly consisted of accrued property and land rental fee of $1.23 million, and accrued payroll of $104,690. As of December 31, 2014, accrued expenses mainly consisted of accrued property and land rental fee of $1.23 million, accrued payroll of $0.36 million, accrued welfare, interest and utility. The accrued rent of $1.23 million represented the office and factory lease of HeatPump from Shenyang Economic and Technological Development Zone State-owned Assets Management Co., Ltd., who is the minority shareholder of HeatPump, there was no contract for the lease and the lease was on a month-to-month basis.

13. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued by a bank. The Company deposited a portion of the acceptance amount into the bank as collateral. The terms of the notes range from three to six months and bear no interest. At December 31, 214, the Company deposited $0.70 million with the bank as restricted cash for the bank issuing the notes (See note 2). The restricted cash is refundable when the notes are repaid.

14. LOANS PAYABLE

Short Term Bank Loans

The Company was obligated for the following short term loans from various commercial banks as of December 31, 2014:

	2014	Subsidiary obligated
Due February 19, 2015 with interest of 6.00%	$1,176,663	Taiyu
Due August 11, 2015 with interest of 7.20%, guaranteed by Heat Pump and SanDeKe	3,268,508	Taiyu
Due August 19, 2015 with interest of 7.20%, guaranteed by Heat Pump and SanDeKe	3,268,508	Taiyu
Due March 17, 2015 with interest of 7.20%, secured by Taiyu’s accounts receivable	1,432,442	Taiyu
Due April 22, 2015 with interest of 7.20%, guaranteed by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries	5,883,314	Taiyu
Due April 22, 2015 with interest of 7.20%, guaranteed by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries	653,702	Taiyu
Due April 15, 2015 with interest of 7.20%	4,035,527	Taiyu
Due October 29, 2015 with interest of 6.46%, secured by Taiyu’s land and building	2,124,530	Taiyu
Due November 17, 2015 with interest of 7.00%, guaranteed by Taiyu	1,634,254	SmartHeat Siping
Due September 19, 2015 with interest of 5.60%, guaranteed by Taiyu	1,634,254	SmartHeat Siping
TOTAL	$25,111,702

The banks sometimes require loan guarantees provided by a third party to the Company, the third party loan guarantor was Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee of RMB 44 million ($7.05 million). The guarantee was for the loans entered through September 12, 2014 with the guarantee length equal to the loan term. The Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB 20 million ($3.18 million) to Liaoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee was for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company did not require Guorui to pay any guarantee fees. The Company did not extend the guarantee term for Guorui after January 11, 2013. These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank. As of December 31, 2014, the Company did not have any loan guarantees from Liaoning Wugang.

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

An origination fee of 4% of the Committed Amount was accrued to Northtech upon the signing of the Credit Agreement. As amended, Borrowings bear interest of 10%, payable quarterly, and the Credit Facility matured on April 30, 2013, and extended to April 30, 2014 with an extension fee of 4% of the Committed Amount. Generally, borrowings may be prepaid at any time without premium or penalty, provided however that if the Company prepays any amount due under the Credit Facility from the proceeds of another instrument or agreement of indebtedness, the Company shall pay a 10% prepayment fee.  All amounts due under the Credit Facility may, at the Company’s option, be paid in either cash or restricted shares of the Company’s common stock.

On June 25, 2013, the BOD approved a second amendment to the credit and security agreement and on August 23, 2013, the Company entered into a second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10% annually, compounded quarterly, effective January 1, 2013. The Company delivered to Northtech 100,000 restricted shares of the Company’s common stock as an Amendment Fee, issued in September 2013.

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

On March 26, 2014, the Company gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 3, 2015. The Company elected to pay the extension fee of 4% of the credit line amount of $2.5 million by issuing 200,000 shares of its common stock to Northtech at $0.50 per share (equal to $100,000). The BOD approved such extension on March 27, 2014. The FV of 200,000 shares on March 27, 2014 was $30,000. The Company recorded $70,000 gain from issuance of 200,000 shares.

On July 14, 2014, the BOD approved and the Company entered the third amendment to the Credit Agreement with Northtech, the Amendment modified the definition of “Average Share Price” in the Credit Agreement to decrease the minimum and maximum values for the “Average Share Price,” by 20% each from $0.50 to $0.40 and from $3.50 to $2.80, respectively. The Amendment also increased the maximum line, which may be borrowed under the Credit Agreement from $2,500,000 to $3,250,000 and extended the maturity date for amounts borrowed from April 30, 2014 to October 31, 2015. Pursuant to the terms of the Amendment, the Company extended the Initial Maturity Date by a payment to Northtech of an extension fee of 4% of the Maximum Line under the Credit Agreement. Northtech agreed to the extension of the maturity in consideration of an extension fee of 200,000 Restricted Shares of the Company’s Common Stock at $0.50 per share issued on July 22, 2014. The FV of 200,000 shares on July 22, 2014 was $40,000.  The Company recorded $60,000 gain from issuance of the 200,000 shares.

15. DEFERRED TAX ASSET (LIABILITY)

As of March 31, 2015 and December 31, 2014, deferred tax asset (liability) consisted of the following:

	2015	2014
Deferred tax asset - current (bad debt allowance for accounts receivable)	$382,622	$6,361,682
Deferred tax asset - current (bad debt allowance for retention receivable)	36,913	364,697
Deferred tax asset - current (inventory allowance)	566,359	3,446,251
Deferred tax asset – current (bad debt allowance for other receivables)	11,524	2,822,959
Deferred tax asset – current (allowance for advance to supplier)	604,343	589,761
Deferred tax asset – current (reserve for warranty)	42,482	42,643
Deferred tax asset – noncurrent (NOL of US parent company)	19,185,160	2,931,171
Deferred tax asset – noncurrent (NOL of PRC subsidiaries)	3,594,221	3,781,687
Deferred tax asset – noncurrent (impairment loss on long – lived assets)	-	3,054,588
Less: valuation allowance	(24,423,624)	(23,395,439)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$(53,460)	$(66,024)

16. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled.  The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

SmartHeat, the parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $58.96 million at March 31, 2015, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the three months ended March 31, 2015 and 2014:

	2015	2014
US statutory tax (benefit) rates	(34.0)%	(34.0)%
Tax rate difference	7.2%	6.9%
Other	1.2%	-%
Valuation allowance	26.5%	26.2%
Tax expense (benefit) per financial statements	0.9%	(0.9)%

The income tax expense (benefit) for the three months ended March 31, 2015 and 2014, consisted of the following:

	2015	2014
Income tax expense (benefit) - current	$35,927	$(386)
Income tax benefit - deferred	(12,569)	(14,150)
Total income tax expense (benefit), net	$23,358	$(14,536)

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the BOD for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment and Ruicheng were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. As of December 31, 2014, the Company met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40 million in registered capital by the end of 2015 (See note 19).

Additionally, in accordance with the Company Laws of the PRC, a domestic enterprise is required to provide surplus reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the BOD, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. SmartHeat Energy, SmartHeat Trading and SmartHeat Pump were established as domestic enterprises and therefore are subject to the above-mentioned restrictions on distributable profits.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company as a dividend.

18. STOCKHOLDERS’ EQUITY

Stock Options to Independent Directors and Officer

On February 1, 2010, the Company issued stock options to an officer. The terms of the options were 5,000 shares at an exercise price per share of $118.50, with a life of five years and vesting over two years as follows: 2,500 shares vested on June 30, 2011, and 2,500 shares vested on June 29, 2012. The options were valued using a volatility of 74%, risk free interest rate of 2.76%, and dividend yield of 0%. The grant-date FV of the options was $367,107. On May 25, 2012, the officer resigned from his position as VP of Strategy and Development of the Company, and was not entitled to the remaining unvested options. The remaining obligations of the Company to the officer were released pursuant to a severance agreement and mutual release. The 2,500 shares vested on June 30, 2011 became expired without exercise on January 31, 2015.

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

There were no options exercised during the three months ended March 31, 2015 and 2014. The Company recorded no compensation expense for stock options during the three months ended March 31, 2015 and 2014.

Common Stock Issued

On March 27, 2014, The Compensation Committee of the BOD granted certain individuals the Company’s common stock in recognition of their valuable services to the Company and its subsidiaries in 2013. The individual and number of shares granted is as follows: 100,000 shares to Oliver Bialowons, 50,000 shares to Huajun Ai, 50,000 shares to Xudong Wang and 50,000 shares to Kenneth Scipta. The stock price was $0.15 on grant date, and the FV of the shares granted at the grant date was $37,500 and were issued on April 3, 2014.

On March 27, 2014, the BOD approved the Company’s request to Northtech for extending the maturity date on the Credit Agreement from April 30, 2014 to January 3, 2015, and to pay the extension fee of 4% of the credit line amount of $2.5 million, or $100,000, by issuing 200,000 shares of its common stock to Northtech. The FV of 200,000 shares on the grant date was $30,000 and the Company recognized $70,000 gain from such stock issuance. The shared were issued on April 3, 2014.

On July 14, 2014, the Company entered the third amendment to the Credit Agreement with Northtech, Pursuant to the terms of the Amendment, the Company extended the Initial Maturity Date by a payment to Northtech of an extension fee of 4% of the Maximum Line under the Credit Agreement, or $100,000. Northtech agreed to the extension of the maturity in exchange for 200,000 restricted shares issued on July 22, 2014. The FV of 200,000 shares on July 22, 2014 was $40,000 and the Company recognized $60,000 gain from such stock issuance.

Change of Paid in Capital

Upon the sale of 40% equity interest on December 30, 2013, the Company reclassified $16,423,553 paid in capital to noncontrolling interest as a result of deconsolidation with no gain or loss on disposal recognized in accordance with US GAAP as the Company still retained a controlling interest. Upon the approval of the sale of the remaining 60% equity interest on May 11, 2015, effective December 31, 2014, the Company reclassified $16,423,553 from noncontrolling interest’s equity to loss on sale of 100% equity interest on certain subsidiaries.

19. COMMITMENTS

Lease Agreements

The Company leased offices for its sales representatives in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the three months ended March 31, 2015 and 2014 was $70,402 and $84,178, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy, a wholly owned subsidiary in Shenyang with registered capital of $30 million, subsequently satisfied out of the registered capital of SmartHeat Investment, for the research, development, manufacturing and sale of energy products. As of March 31, 2015, the Company is committed to contributing the remaining $40 million in registered capital to SmartHeat Investment by the end of 2015. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date.

20. CONTINGENCIES

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

21. DISPOSAL OF SUBSIDIARIES

On December 30, 2013, the Company, closed the transaction contemplated by the EIPA dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries: Taiyu; SmartHeat Siping; SmartHeat Energy; Ruicheng; and XinRui (collectively, the “Target Companies”). The purchase price was RMB 5 million ($0.82 million).  Ruicheng was 51% owned and XinRui was 46% owned by SmartHeat US parent company prior to the 40% equity interest sale.

On November 28, 2014, the Company entered into an Amended and Restated EIPA, which amended and restated the EIPA dated October 10, 2013 between the Company and the buyers. Under the terms of the Amended EIPA, the buyers agreed to purchase the remaining 60% of the Company’s equity interests in the Target Companies effective as of December 31, 2014 (the “Closing Date”). The purchase price for the remaining 60% consisted of: (i) consideration of RMB8.5 million ($1.39 million) and (ii) the forgiveness of all net indebtedness of $11.75 million owing to the Target Companies by SmartHeat and each of its other subsidiaries as of December 31, 2014.

On May 11, 2015, the Company’s stockholders approved the sale of all of the remaining interests, constituting 100% of its ownership interests, (the “Stock Sale”) of certain subsidiaries of the Company as described above, all of the conditions precedents to the Stock Sale were satisfied which consisted of: (i) approval of its stockholders and (ii) receipt by the BOD of the Company of an opinion that the Stock Sale was fair to the stockholders of SmartHeat from a financial point of view. The parties executed a mutual release which became effective and provided, in part, that the Target Companies forgave all net indebtedness from SmartHeat and all of its other subsidiaries owing to the Target Companies. The consideration and all documents relating to the transaction were released from escrow upon the satisfaction of the foregoing conditions. The Stock Sale was effective on December 31, 2014.

The following table summarizes the FVs of the assets and liabilities disposed of as part of the sale of the remaining interests in Taiyu, SmartHeat Siping and SmartHeat Energy at the closing date of disposal. The FVs of the assets and liabilities disposed at closing date are used for the purpose of selling price allocation. The excess of the FV of the net assets disposed over the selling price of $44,032,011 was recorded as disposal loss. The Company recorded a loss of $29,540 for disposal of Ruicheng and XinRui, which was 30.6% and 27.6% owned by the Company at the closing date of disposal.

Cash and equivalents	$9,490,641
Restricted cash	9,847,182
Accounts receivable, net	18,437,984
Retentions receivable, net	1,206,786
Advances to suppliers, net	3,012,776
Other receivables (net), prepayments and deposits	27,205,648
Inventories	42,233,818
Notes receivable – bank acceptances	2,271,131
Noncurrent assets, net	964,865
Accounts payable	(8,106,600)
Advance from customers	(1,992,933)
Other payable and accrued expenses	(31,832,558)
Notes payable – bank acceptances	(1,401,530)
Loans payable	(25,111,702)
Disposal loss	(44,032,011)
Selling price	$2,193,497

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On May 11, 2015 the holders of 62.3% of the outstanding common stock, par value $.0001 per share, of SmartHeat Inc., authorized the sale of all of the remaining interests, constituting 100% of its ownership interests, (the “Stock Sale”) of certain subsidiaries of the Company pursuant to the terms of an Equity Interest Purchase Agreement (the  “EIPA”) dated October 10, 2013, as amended and restated on November 28, 2014 and amended on March 19, 2015 (the “Amended EIPA”), by and among Heat PHE, Inc. (“Heat PHE”), as Seller, and Hongjun Zhang, on behalf of all of several individuals ( “Buyers”) identified in Buyers’ Response to RFP submitted to the Company on September 10, 2013 and as revised and accepted by Company on September 23, 2013. The subsidiaries of the Company which were sold to the Buyers were:

SmartHeat Taiyu (Shenyang) Energy;
SmartHeat Siping Beifang Energy Technology Co., Ltd.;
SmartHeat (Shenyang Energy Equipment) Co. Ltd.;
Hohhot Ruicheng Technology Co., Ltd.; and
Urumchi XinRui Technology Limited Liability Company

Upon approval by the Company’s stockholders, all of the conditions precedents in the Amended EIPA were satisfied which consisted of: (i) approval of its stockholders and (ii) receipt by the Board of Directors (“BOD”) of the Company of an opinion that the Stock Sale was fair to the stockholders of SmartHeat from a financial point of view. The parties executed a mutual release which became effective and provided, in part, that the Target Companies forgave all net indebtedness of $8.79 million owing to the Target Companies by SmartHeat and all of its other subsidiaries. The consideration and all documents relating to the transaction were released from escrow upon the satisfaction of the foregoing conditions.

The Buyers purchased 40% of Heat PHE’s equity interests in the Target Companies for a purchase price of RMB 5 million ($0.82 million) paid on December 30, 2013. The Buyers purchased the remaining 60% of Target Companies (constituting all of the remaining equity interests in the Target Companies) for purchase price of: (i) RMB 8.5 million ($1.39 million) and (ii) the forgiveness of $8.79 million in net indebtedness owing to Target Companies by SmartHeat and each of its other subsidiaries as of December 31, 2014, the date on which the sale occurred.
As a result of the Stock Sale our business has changed significantly as the significant operations of our Plated Heat Exchanges operating segment have been sold.  We currently operate the Heat Pump (“HP”) operating segment with very limited sales of PHEs through SanDeKe subsidiary.

For the purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, descriptions regarding our current operations have been updated to reflect the Stock Sale on December 31, 2014 but include descriptions of our PHE and PHE Unit manufacturing in order to reflect our comparison of the first quarters of 2015 and 2014.

Prior to the Stock Sale, we designed, manufactured and sold clean technology plate heat exchangers (“PHE”) through our PHE operating segment and related systems marketed principally in the People’s Republic of China (“PRC”). Our former subsidiaries in the PHE operating segments designed, manufactured, sold and serviced PHEs, PHE Units, which combine PHEs with various pumps, temperature sensors, valves and automated control systems in systems custom designed by our in-house engineers, heat meters and heat pumps for use in commercial and residential buildings. Our former subsidiaries also designed, manufactured and sold spiral heat exchangers and tube heat exchangers. Our former subsidiaries’ products and systems are an increasingly important element in providing a clean technology, mission-critical solution to energy consumption and air pollution problems in China and are commonly used in a wide variety of industrial processes where heat transfer is required. Common applications include energy conversion for heating, ventilation and air conditioning, or HVAC, and industrial use in petroleum refining, petrochemicals, metallurgy, food and beverage and chemical processing. Our former subsidiaries sell their products under the SmartHeat and Taiyu brand names and also sell PHEs under the Sondex brand name as an authorized dealer of Sondex PHEs in China.

We currently offer heat pumps in China and in Germany under the Gustrower brand name through our remaining subsidiaries. Our current HP subsidiaries design and build specific to customer specifications and particular operating conditions, known for their high quality and efficiency. Our HP operating segment subsidiaries produce heat pumps in sizes that have applications in both the industrial and residential settings. We believe our subsidiaries’ HPs reduce the cost of heating and cooling by using recycled air as a heat source thereby reducing heat loss promoting energy saving and efficiency. After the Stock Sale, our HP operating segment constitutes our sole line of business.

We are a US holding company with no material assets other than the ownership interests of our subsidiaries. We were incorporated in the State of Nevada on August 4, 2006, under the name Pacific Goldrim Resources, Inc., as an exploration stage corporation with minimal operations to engage in the exploration for silver, lead and zinc. On April 14, 2008, we changed our name to SmartHeat Inc. and entered into a Share Exchange Agreement to acquire Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd., subsequently renamed SmartHeat Taiyu (Shenyang) Energy Technology Co., Ltd., or Taiyu, a privately held Sino-foreign joint venture (“JV”) company formed under the laws of the PRC on July 24, 2002, and engaged in the design, manufacture, sale and servicing of plate heat exchange products in China. The Share Exchange Agreement was entered into by SmartHeat, Taiyu and the shareholders of Taiyu. We received PRC government approval on May 28, 2008, of our subscription for 71.6% of the registered capital of Taiyu, and approval on June 3, 2009, of the transfer of the remaining 28.4% ownership of Taiyu from the original JV shareholders who received shares of our common stock in the Share Exchange. As a result of the Share Exchange Agreement and subsequent transactions contemplated thereby, and receipt of the above PRC government approvals, Taiyu became our wholly foreign-owned enterprise, or WFOE.

As an expansion of our business following our acquisition of Taiyu, we acquired and established subsidiaries in China and Germany.

The following chart displays our subsidiaries according to which operating segment they operated in prior to the Stock Sale:

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

As discussed above, on May 11, 2015 the Stock Sale was approved by our stockholders and we now only operate the HP segment of our business.

Principal Factors Affecting Our Financial Performance

Prior to the 100% equity interest sale of certain subsidiaries on December 31, 2014, our PHE segment revenues were subject to fluctuations due to the timing of sales of high-value products, the impact of seasonal spending patterns, the timing and size of projects our customers perform, changes in overall spending levels in the industry, changes in PRC government fiscal policies, inflation in China and other unpredictable factors that may affect customer ordering patterns. Our revenues fluctuated due to the seasonal nature of central heating services in the PRC because the equipment used in residential buildings must be delivered prior to the beginning of the heating season in late fall, which occurs during the third and fourth calendar quarters in China. We also experienced decreased sales volume in the first calendar quarter compared to other quarters, as our customers generally install and test our products during this period, and are in the process of budgeting their new projects. Additionally, any significant delays in the commercial launch or any lack or delay of commercial acceptance of new products, unfavorable sales trends in existing product lines or impacts from the other factors mentioned above, could adversely affect our prior revenue growth or cause a decline in quarterly revenue.

The revenue of our heat pump business experiences some of the same factors impacting our historic PHE segment. The principal factors impacting the revenue of our existing business are related to China’s domestic economic and investment environments, such as the real estate market, and the quantity of real estate investment projects in China. In addition, changes in PRC government fiscal policies, inflation in China and other unpredictable factors may affect customer ordering patterns. Our revenues are expected to fluctuate due to the seasonal nature of heating services in the PRC with our peak season typically spanning July through November and reduced demand for our products in December through June. Our customers are primarily located in the Northeast, North and Northwestern regions of the PRC. Our sales are primarily impacted by a potential customer’s choice to use more energy efficient heat pump technology or less energy efficient traditional heating and cooling systems.

Our historical revenues also fluctuated significantly due to material costs; we experienced fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless steel used to produce plates, our PHEs and PHE Units. We monitor the commodities markets for pricing trends and changes, but do not engage in hedging to protect against raw material fluctuations. Instead, we attempt to mitigate the short-term risks of price swings by purchasing raw materials in advance based on production needs and projected sales. We continue to experience stronger sales during the second half of the year, which is the start of fall and winter in China, during which we expect to generate the majority of our revenue. However, we believe we have more flexibility to increase and decrease our pricing of heat pumps with increases and decreases in material prices. While we historically increased our inventory and advances to suppliers during the first three quarters of each year in anticipation of our historical high season for production, we will periodically increase our heat pump raw materials if we foresee shortages. However, significant unfavorable fluctuations in the price, quality or availability of required raw materials could negatively affect our cash flows and ability to meet the demands of our customers, which could result in the loss of future sales.

Our profitability depends upon the margin between the cost to us of goods used in the manufacturing process, such as compressors, copper piping and wiring and other raw materials, as well as our fabrication costs associated with assembling heat pumps compared to the selling price of our products, and the overall supply of raw materials. We typically base the selling prices of our products upon the associated raw materials costs to us and labor costs. We may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of raw materials through to our customers, however, and there may be a time lag as we bid on new projects and renegotiate pricing with our existing customers. We continue to monitor our fixed costs and implement improvements to our manufacturing process to better control labor cost and improve manufacturing efficiency.

The economic conditions our subsidiaries faced in recent years, made it impossible for our subsidiaries to pay dividends to our US parent company, which is dependent upon such dividends to meet its financial obligations. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as detailed in Note 18 to our financial statements. As a result, we sought alternative sources of capital for our US parent company. On July 27, 2012, we entered into a secured, revolving credit facility with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha. Jane Ai, our Corporate Secretary, is also a part owner of Northtech. As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed due on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we repaid $1,300,000 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders. On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, we entered into second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10%, compounded quarterly, effective January 1, 2013. On March 26, 2014, we gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 31, 2015. On July 14, 2014, we entered the third amendment to the Credit Agreement with Northtech; the Amendment modifies the definition of “Average Share Price” in the Credit Agreement to decrease the minimum and maximum values for the “Average Share Price,” by 20% each from $0.50 to $0.40 and from $3.50 to $2.80, respectively. The Amendment also increases the maximum line which may be borrowed under the Credit Agreement from $2,500,000 to $3,250,000 and extends the maturity date for amounts borrowed from April 30, 2014 to October 31, 2015.

On December 30, 2013, we closed the transaction contemplated by the EIPA dated October 10, 2013, whereby the buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries: SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang Energy Equipment) Co. Ltd.; Hohhot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company (collectively, the “Target Companies”). The purchase price was RMB 5 million ($0.82 million). Urumchi XinRui was 46% owned by SmartHeat US parent company.

On November 28, 2014 we entered into the Amended and Restated EIPA, which amended and restated the EIPA dated October 10, 2013 between the Company and the buyers. Under the terms of the Amended EIPA, the buyers had agreed to purchase the remaining 60% of the Company’s equity interests in the Target Companies effective as of December 31, 2014 (the “Closing Date”). The purchase price for the remaining 60% consisted of: (i) consideration of RMB 8.5 million ($1.39 million) and (ii) the forgiveness of all net indebtedness owed to the Target Companies by SmartHeat and each of its subsidiaries as of December 31, 2014. The effectiveness of the transaction was subject to the following conditions: (i) approval of its shareholders and (ii) receipt by the Board of Directors of the Company of an opinion that the purchase and sale transaction was fair to the shareholders of SmartHeat from a financial point of view. The parties executed a mutual release to be delivered at the closing which provide, in part, for the Target Companies to forgive all net indebtedness from SmartHeat and all of its other subsidiaries. In the event that the conditions were not met prior to December 31, 2014, the consideration and all documents were to be deposited into escrow and released when the conditions were satisfied; provided that if the conditions were not satisfied on or before March 31, 2015, either party may terminate the Amended EIPA and the funds and documents be returned to the depositing party. The termination deadline of the Amended EIPA was extended to May 15, 2015.

On May 11, 2015, the Company’s stockholders approved the sale of all of the remaining interests, constituting 100% of its ownership interests, of certain subsidiaries of the Company as described above, all of the conditions precedents to the Stock Sale were satisfied which consisted of: (i) approval of its stockholders and (ii) receipt by the Board of Directors of the Company of an opinion that the Stock Sale was fair to the stockholders of SmartHeat from a financial point of view. The parties executed a mutual release which became effective and provided, in part, that the Target Companies forgave all net indebtedness from SmartHeat and all of its other subsidiaries owing to the Target Companies. The consideration and all documents relating to the transaction were released from escrow upon the satisfaction of the foregoing conditions. The Stock Sale was effective December 31, 2014.

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

Principles of Consolidation

For the three months ended March 31, 2015, the accompanying consolidated financial statements include SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Germany, SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.” For the three months ended March 31, 2014, the accompanying consolidated financial statements include SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, SmartHeat Germany, SmartHeat Pump, and Heat Exchange. All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances of $1.43 million and $39.26 million at March 31, 2015 and December 31, 2014, respectively.

Revenue Recognition

Our revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and HPs are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue under “Advance from customers.” As a result of 100% Stock Sale of certain subsidiaries effective December 31, 2014, the Company only sold few PHEs but was concentrating on heat pumps business for the three months ended March 31, 2015,

Our agreements with our customers generally provide that 30% of the purchase price is due upon placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from three to 24 months from the acceptance date. Due to the slowdown of the Chinese economy and tightened monetary policy, and in order to attract and retain customers, the Company’s subsidiaries have adjusted their contract and payment terms on a case-by-case basis to permit for more flexible and longer payment terms.

Our warranty is provided to all customers and is not considered an additional service; rather, it is an integral part of the product sale. We believe the existence of our product warranty in a sales contract does not constitute a deliverable in the arrangement and thus there is no need to apply FASB ASC subtopic 605-25) separation and allocation model for a multiple deliverable arrangement. FASB ASC Topic 450,  “Contingencies,” specifically addresses the accounting for standard warranties FASB ASC Topic 605 does not supersede FASB ASC Topic 450. We believe that accounting for its standard warranty pursuant to FASB ASC Topic 450 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated.

We charge for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. We recognize such revenue when service is provided. For the three months ended March 31, 2015 and 2014, revenue from after-sales services after the expiration of the warranty period was $4,157 and $46,244, respectively.

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the US parent company are maintained in USD. The functional currency of the Company’s China subsidiaries is the Chinese Yuan Renminbi (“RMB”) and the functional currency of SmartHeat Germany, the Company’s subsidiary in Germany, is the Euro (“EUR”). The accounts of the China subsidiaries and German subsidiary were translated into USD in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” According to FASB ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity was translated at the historical rates and statement of operations items were translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Comprehensive Income).”

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

On December 30, 2013, the Company closed the transaction contemplated by the Equity Interest Purchase Agreement dated October 10, 2013, whereby certain buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries (“Target Companies”): Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng and XinRui for RMB 5 million ($0.82 million) (See Note 1). The buyers had the option to purchase the remaining 60% equity interest in the Target Companies for an additional RMB 8.5 million ($1.39 million).

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

Recent Accounting Pronouncements

In January 2014, FASB issued, Accounting Standards Update (“ASU”) 2014-05, Service Concession Arrangements (ASC Topic 853). The objective of this Update is to specify that an operating entity should not account for a service concession arrangement within the scope of this Update as a lease in accordance with FASB ASC Topic 840, Leases. Service concession arrangements may become more prevalent in the United States as public-sector entities seek alternative ways to provide public services on a more efficient and cost-effective basis. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets certain conditions. The amendments in this Update should be applied on a modified retrospective basis to service concession arrangements that exist at the beginning of an entity’s fiscal year of adoption. The modified retrospective approach requires the cumulative effect of applying this Update to arrangements existing at the beginning of the period of adoption to be recognized as an adjustment to the opening retained earnings balance for the annual period of adoption. The amendments are effective for a public business entity for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of this ASU will not affect the Company’s financial statements.

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in FASB ASC 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB issued ASU No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date FV of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

As of March 31, 2015, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Three months ended March 31, 2015 Compared to the Three months ended March 31, 2014

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2015		2014
	$	% of Sales	$	% of Sales
Sales	$777,178		$216,662
Cost of sales	1,869,899	241%	277,772	128%
Gross loss	(1,092,721)	(141)%	(61,110)	(28)%
Operating expenses	1,383,306	178%	1,582,527	730%
Loss from operations	(2,476,027)	(319)%	(1,643,637)	(759)%
Non-operating income (expenses), net	(76,993)	(10)%	15,874	7%
Income tax expense (benefit)	(23,358)	(3)%	14,536	7%
Loss from continuing operations	(2,576,378)	(332)%	(1,613,227)	(745)%
Foreign currency translation gain on sold entities	11,915,632	1533%	-	-%
Loss from discontinued operations	(47,151,307)	(6067)%	(11,937,293)	(5510)%
Less: income (loss) attributable to noncontrolling interest from continuing operations	(9,129)	(1)%	104,287	48%
Less: loss attributable to noncontrolling interest from discontinued operations	-	-%	(4,756,397)	(2195)%
Net Loss to SmartHeat Inc.	$(37,802,924)	(4864)%	$(8,898,410)	(4107)%

Sales. Net sales in the three months ended March 31, 2015, were $0.78 million, while net sales in the three months ended March 31, 2014, were $0.22 million, an overall increase of $0.56 million or 259%. The 259% increase in total revenue was due primarily to the increase in sales of heat pumps in the three months ended March 31, 2015, compared to the same period of 2014.

Cost of Sales. Cost of sales (“COS”) was $1.87 million in the three months ended March 31, 2015, compared to $0.28 million in the comparable period of 2014, an increase of $1.59 million or 573%. The increase in our COS is attributable to increased inventory impairment. COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 5% of total cost, while factory overhead cost was 64% and labor was 30% during the three months ended March 31, 2015. The COS as a percentage of sales was 241% in the three months ended March 31, 2015 compared with 128% for the comparable period of 2014 due to increased inventory impairment.

We performed an inventory impairment assessment as of March 31, 2015 and December 31, 2014, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment of $3,485,171 and $18,528,631 as of March 31, 2015 and December 31, 2014, respectively.

Gross Loss. Gross loss was $1.09 million in the three months ended March 31, 2015, compared to $0.06 million in the comparable period of 2014. Gross margin was (141)% and (28)% for the three months ended March 31, 2015 and 2014 respectively. The increase in gross loss margin in the three months ended March 31, 2015 was primarily due to increased inventory impairment.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $1.38 million in the three months ended March 31, 2015, compared to $1.58 million in the comparable period of 2014, a decrease of $0.20 million or 13%. Operating expenses as a percentage of sales were 178% in the three months ended March 31, 2015, compared to 730% in the comparable period of 2014. The decrease in operating expenses was mainly due to a reversal of the provision for bad debts of $(0.07) million and general and administrative expense of $1.09 million for the three months ended March 31, 2015, compared with $(2.29) million reversal of the provision for bad debts, $2.31 million provision for advance to supplier, and $1.20 million general and administrative expense for the three months ended March 31, 2014.

We recorded a reversal of bad debt allowance of $(0.10) million for accounts, and retention receivable, $0.02 million for bad debt allowance for other receivables, and $(0.07) million for reversal of allowance for advances to suppliers, respectively, for the three months ended March 31, 2015, compared with $0.01 million for accounts receivable, $0 for bad debt allowance for other receivables, and $0.02 million for allowance for advances to suppliers, respectively, for the three months ended March 31, 2014. The reversal of bad debt allowance for accounts receivables was primarily due to our accounting policy on bad debt reserves, which we adjust from time to time. Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due.

Non-Operating Income (Expenses), net. Our net non-operating expenses for the three months ended March 31, 2015 was $0.08 million compared to net non-operating income of $0.02 million for the comparable period of 2014, an increase of expenses of $0.09 million or 585%. The increase in non-operating expenses was due mainly to increased interest expense of $0.08 million and increased financial expense of $0.03 million for the three months ended March 31, 2015, compared to interest expense of $0.04 million and financial expense of $0.02 million for the comparable period of 2014.

Loss from discontinued operations. We had loss from discontinued operations of $47.15 million with cumulative foreign currency translation gain of $11.92 million on sold entities for the three months ended March 31, 2015, compared to loss from discontinued operations of $11.94 million for the comparable period of 2014, an increase of $35.21 million of 295%. The increase in loss from discontinued operations was mainly attributable to a loss on sale of 100% equity interest of certain subsidiaries of $35.24 million in the three months ended March 31, 2015.

Net Loss. Our net loss for the three months ended March 31, 2015, was $37.80 million compared to net loss of $8.90 million for the comparable period of 2014, an increase of $28.90 million or 325%. Net loss as a percentage of sales was 4864% in the three months ended March 31, 2015, and net loss as a percentage of sales was 4107% in the comparable period of 2014. This increase in net loss was mainly attributable to loss on sale of 100% equity interest of certain subsidiaries of $35.24 million in the three months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and equivalents of $3.00 million. Working capital was $6.49 million at March 31, 2015. The ratio of current assets to current liabilities was 2.31:1 at March 31, 2015.

The Company had revolving line of credit providing for borrowings of up to $3.25 million with maturity on October 31, 2015, to address the cash needs of the Company’s US parent. The outstanding balance under the Credit Agreement as of March 31, 2015 was $3.07 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2015 and 2014:

	2015	2014
Cash provided by (used in):
Operating activities	$(1,499,563)	$(1,753,099)
Investing activities	$(9,439,724)	$349,488
Financing activities	$325,000	$(3,705,805)

Net cash flow used in operating activities was $1.50 million in the three months ended March 31, 2015, compared to $1.75 million in the comparable period of 2014. The decrease in net cash outflow in operating activities was due mainly to increased cash inflow from advance from customers of $0.09 million in the three months ended March 31, 2015, compared with cash outflow for advance from customers of $3.49 million in the comparable period of 2014; increased cash inflow from inventories of $0.04 million in the three months ended March 31, 2015, compared with cash outflow for inventories of $2.17 million in the comparable period of 2014; decreased cash outflow for accounts payable of $0.10 million in the three months ended March 31, 2015, compared with cash outflow of $0.87 million in the comparable period of 2014.

Net cash flow used in investing activities was $9.44 million in the three months ended March 31, 2015, compared to net cash provided by investing activities of $0.35 million in the comparable period of 2014. In the three months ended March 31, 2015, we had $0.05 million cash inflow from restricted cash, offset with $9.49 million cash disposed for sale of equity interest on certain subsidiaries and $2,358 cash outflow for purchase of fixed assets; while in the same period of 2014, we had $0.74 million cash inflow from note receivable, $0.87 million cash inflow from changes in restricted cash, offset with $10,260 cash outflow for purchase of fixed assets and $1.25 million cash outflow from advance for equipment purchase.

Net cash provided by financing activities was $0.33 million in the three months ended March 31, 2015, compared to $3.71 million cash used in financing activities in the comparable period of 2014. The cash inflow in the three months ended March 31, 2015 consisted primarily of proceeds from a credit line of $0.33 million. In the three months ended March 31, 2014, we had proceeds from a credit line of $0.45 million and proceeds from short-term loans of $7.18 million, but offset with repayment on short-term loans of $11.33 million.

As of March 31, 2015, we had gross accounts receivable (including retention receivable) of $2,377,696, of which $123,088 was with aging within 30 days, $52,668 with aging between 31 and 90 days, $737,380 with aging between 91 and 180 days, $169,202 with aging between 181 and 360 days, and $1,295,358 with aging over 360 days. At March 31, 2015, net accounts receivable was $782,472, or gross accounts receivable of $2,377,696 less bad debt allowance of $1,434,906, and gross retention receivables of $160,318.

Historically our accounts receivable remained outstanding for a significant period of time based on the standard payment terms with our customers. The increase in amount of accounts receivable outstanding for more than 180 days was historically due mainly to payment delays from certain state-owned customers that experienced working capital difficulties because of the current deflationary fiscal policy of the PRC government. Bad debt allowance was reserved in accordance with the Company’s accounting policy, though the Company continues to work to collect all funds due.

Historically we recognized the final 5-10% of the purchase price as retention receivable, which is due no later than the termination of our warranty period. The deferral of the final payment is a common practice in the heating manufacturing business in China. Sometimes our customers were required to deposit 5-10% of the sales price on high value products, like an assembled heat exchanger unit or the main part of a PHE, into designated bank accounts as restricted cash for securing the payment after such period expires. Based on our historical experience, there have been no defaults on such deferrals. Therefore, we believed the potential risks and uncertainty associated with defaults on such receivables are not material. As of this report date, the Company collected 61% of the accounts receivable outstanding as of December 31, 2012, collected 39% of the accounts receivable outstanding as of December 31, 2013, and collected 28% of the accounts receivable outstanding as of December 31, 2014.

The terms of our contracts in our heat pump business require an advance payment upon the execution of a contract or purchase order and a final payment prior to shipping goods which should reduce our outstanding receivables due in the future. In addition, we provide replacement parts and maintenance on our products if they break down within prescribed periods.

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

Contractual Obligations

The Company was obligated for the following short term loans from various commercial banks as of December 31, 2014:

	2014	Subsidiary obligated
Due February 19, 2015 with interest of 6.00%	$1,176,663	Taiyu
Due August 11, 2015 with interest of 7.20%, guaranteed by Heat Pump and SanDeKe	3,268,508	Taiyu
Due August 19, 2015 with interest of 7.20%, guaranteed by Heat Pump and SanDeKe	3,268,508	Taiyu
Due March 17, 2015 with interest of 7.20%, secured by Taiyu’s accounts receivable	1,432,442	Taiyu
Due April 22, 2015 with interest of 7.20%, guaranteed by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries	5,883,314	Taiyu
Due April 22, 2015 with interest of 7.20%, guaranteed by Siping, Heat Pump, SanDeKe, and two officers of the Chinese subsidiaries	653,702	Taiyu
Due with interest of 7.20%	4,035,527	Taiyu
Due October 29, 2015 with interest of 6.46%, secured by Taiyu’s land and building	2,124,530	Taiyu
Due November 17, 2015 with interest of 7.00%, guaranteed by Taiyu	1,634,254	SmartHeat Siping
Due September 19, 2015 with interest of 5.60%, guaranteed by Taiyu	1,634,254	SmartHeat Siping
TOTAL	$25,111,702

The banks sometimes require loan guarantee provided by a third party to the Company, the third party loan guarantor was Liaoning Wugang Metal Trading Co., Ltd. (“Liaoning Wugang”), with a maximum guarantee of RMB 46 million ($7.05 million). The guarantee was for the loans entered through September 12, 2014 with the guarantee length equal to the loan term. The Company was not required to pay any guarantee fees. However, the Company has contracted to provide similar guarantees for up to RMB 20 million ($3.18 million) to Liaoning Guorui Commercial Trading Co., Ltd. (“Guorui”). The guarantee was for the loans entered from January 12, 2012 to January 11, 2013 with the guarantee length equal to the loan term, the Company did not require Guorui to pay any guarantee fees. The Company did not extend the guarantee term for Guorui after January 11, 2013. These arrangements are common to the banking industry in China, and there are no other relationships between the Company and Liaoning Wugang or Guorui, both of whom were referred to the Company by the lending bank. As of December 31, 2014, the Company did not have any loan guarantees from Liaoning Wugang.

After giving effect to the Stock Sale on December 31, 2014, we are not obligated to repay any of the foregoing loans.

Contingencies

The Company’s former operations were conducted in the PRC and were subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments in China and foreign currency exchange. The Company’s results may be adversely affected by changes in PRC government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad and rates and methods of taxation, among other things.

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

Our current operations are conducted in Germany with the sales of our products taking place principally in China and Germany. Accordingly, we may still be exposed to certain political and economic risks in China as discussed above and currency fluctuations between the Euro and the RMB. However, our sales, purchase and expense transactions in Germany are denominated in Euros.

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

SMARTHEAT INC.
(Registrant)

Date: September 21, 2015	By:	/s/ Oliver Bialowons
Oliver Bialowons President (Principal Executive Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Acting Chief Accountant pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of President and Acting Chief Accountant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith