Form 10-Q
period 2015-06-30
SMARTHEAT INC.
filed 2015-11-02
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110141
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

As of October 29, 2015 there were 6,783,399 shares of common stock outstanding.

SmartHeat Inc.

EXPLANATORY NOTE

On May 11, 2015 the holders of 62.3% of our outstanding common stock authorized the sale of all of the remaining interests, constituting 100% of its ownership interests, in SmartHeat Taiyu (Shenyang) Energy; SmartHeat Siping Beifang Energy Technology Co., Ltd.; SmartHeat (Shenyang Energy Equipment) Co. Ltd.; Hohhot Ruicheng Technology Co., Ltd.; and Urumchi XinRui Technology Limited Liability Company. The sale was effective on December 31, 2014. The financial statements and description of our company refer to periods both prior and after the sale.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2015	DECEMBER 31,
	(Unaudited)	2014
ASSETS

CURRENT ASSETS
Cash and equivalents	$2,174,118	$13,682,624
Restricted cash	12,493	9,913,104
Accounts receivable, net	516,971	16,052,184
Retentions receivable, net	29,901	1,309,057
Advances to suppliers, net	47,395	2,417,949
Other receivables (net), prepayments and deposits	1,750,070	5,068,411
Inventories, net	5,425,394	49,349,195
Taxes receivable	9,116	325,252
Notes receivable - bank acceptances	-	2,271,131

Total current assets	9,965,458	100,388,907

NONCURRENT ASSETS
Long term investment	-	29,540
Restricted cash	-	123,002
Property and equipment, net	1,058,268	1,995,520
Intangible assets, net	507,665	576,999
Construction in progress	-	84,533

Total noncurrent assets	1,565,933	2,809,594

TOTAL ASSETS	$11,531,391	$103,198,501

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$161,434	$7,384,756
Advances from customers	1,607,101	2,714,603
Taxes payable	52,563	196,246
Accrued liabilities and other payables	3,431,236	19,319,461
Notes payable - bank acceptances	-	1,401,530
Loans payable	-	25,111,702

Total current liabilities	5,252,334	56,128,298

CREDIT LINE PAYABLE	3,384,335	2,749,335

DEFERRED TAX LIABILITY	40,911	66,024

TOTAL LIABILITIES	8,677,580	58,943,657

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 75,000,000 shares authorized, 6,783,399 shares issued and outstanding	6,783	6,783
Paid-in capital	103,924,009	87,500,456
Statutory reserve	780,682	5,389,057
Accumulated other comprehensive income	12,829,076	8,549,568
Accumulated deficit	(114,888,801)	(76,198,760)

Total Company stockholders' equity	2,651,749	25,247,104

NONCONTROLLING INTEREST	202,062	19,007,740

TOTAL EQUITY	2,853,811	44,254,844

TOTAL LIABILITIES AND EQUITY	$11,531,391	$103,198,501

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2015	2014	2015	2014

Net sales	$1,460,767	$1,621,431	$683,589	$1,404,769
Cost of sales	3,021,400	1,813,585	1,151,501	1,535,813

Gross loss	(1,560,633)	(192,154)	(467,912)	(131,044)

Operating expenses
Selling	818,269	790,000	452,877	429,900
General and administrative	1,315,054	2,210,463	222,443	1,014,985
Provision (Reversal of provision) for bad debts	929,909	(2,007,214)	1,004,606	277,856
Provision for advance to suppliers	-	2,320,822	-	8,803

Total operating expenses	3,063,232	3,314,071	1,679,926	1,731,544

Loss from operations	(4,623,865)	(3,506,225)	(2,147,838)	(1,862,588)

Non-operating income (expenses)
Interest income	4,223	9,770	1,533	6,728
Interest expense	(171,973)	(85,153)	(91,554)	(49,924)
Financial expense	(50,580)	(48,336)	(19,689)	(28,916)
Other income, net	60,118	446,469	28,491	378,988

Total non-operating income (expenses), net	(158,212)	322,750	(81,219)	306,876

Loss before income tax	(4,782,077)	(3,183,475)	(2,229,057)	(1,555,712)

Income tax expense (benefit)	8,831	75,493	(14,527)	90,029

Loss from continuing operations	(4,790,908)	(3,258,968)	(2,214,530)	(1,645,741)

Cumulative foreign currency translation gain on disposed entities	11,915,632	-	-	-

Income (loss) from operations of discontinued entities, net of tax	-	(3,641,237)	-	8,296,056

Loss on disposal of discontinued entities, net of tax	(47,151,307)	-	-	-

Net income (loss) including noncontrolling interest	(40,026,583)	(6,900,205)	(2,214,530)	6,650,315

Less: loss attributable to noncontrolling interest from continuing operations	(16,424)	(30,089)	(7,295)	(134,376)

Less: income (loss) attributable to noncontrolling interest from discontinued operations, net of tax	-	(1,412,208)	-	3,344,189

Net income (loss) to SmartHeat Inc.	(40,010,159)	(5,457,908)	(2,207,235)	3,440,502

Other comprehensive item
Foreign currency translation gain (loss) attributable to discontinued operations	-	(514,919)	-	37,916
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	(570,224)	6,111	73,039	(133,983)
Foreign currency translation gain (loss) attributable to noncontrolling interest	152	(2,091)	957	66

Comprehensive income (loss) attributable to SmartHeat Inc.	$(40,580,383)	$(5,966,716)	$(2,134,196)	$3,344,435

Comprehensive income (loss) attributable to noncontrolling interest	$(16,272)	$(1,444,388)	$(6,338)	$3,209,879

Basic and diluted weighted average shares outstanding	6,783,399	6,364,338	6,783,399	6,579,003

Basic and diluted loss per share from continuing operations	$(0.70)	$(0.51)	$(0.33)	$(0.23)

Basic and diluted earning (loss) per share from discontinued operations	$(6.95)	$(0.35)	$-	$0.75

Basic and diluted net earning (loss) per share	$(5.90)	$(0.86)	$(0.33)	$0.52

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(40,026,583)	$(6,900,205)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Investment loss	-	22,891
Depreciation and amortization	236,856	453,224
Provision for bad debts	175,487	(5,696,035)
Provision for inventory impairment	2,043,135	2,775,603
Provision for advances to suppliers	-	2,404,562
Changes in warranty reserves	2,777	43,848
Gain on debt waiver	(8,790,015)	-
Gain on issuance of stock	-	(70,000)
Gain on disposal of fixed asset	-	(6,926)
Loss on sale of equity interest	44,025,690	-
Stock based compensation for shares issued to officers and director	-	37,500
Changes in deferred tax	(25,109)	74,821
(Increase) decrease in assets and liabilities:
Accounts receivable	879,076	3,495,711
Retentions receivable	72,282	244,023
Advances to suppliers	(32,384)	1,406,693
Other receivables, prepayments and deposits	(1,397,481)	(3,158,078)
Inventories	(420,484)	(1,148,034)
Taxes receivable	38,895	180,260
Accounts payable	(575,635)	(2,577,656)
Advances from customers	273,829	(2,838,655)
Accrued liabilities and other payables	1,189,260	3,125,224

Net cash used in operating activities	(2,330,404)	(8,131,229)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	53,355	1,592,388
Cash disposed in equity interest sale	(9,490,641)	-
Cash received from assets disposal	-	19,614
Acquisition of property and equipment	(7,160)	(708,625)
Government refund of land use right	-	10,364,498
Advance for equipment purchase	-	(1,248,997)
Notes receivable	-	2,061,939

Net cash provided by (used in) investing activities	(9,444,446)	12,080,817

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	-	13,716,733
Repayment on bank loans	-	(12,968,975)
Change in credit line payable	310,000	850,000

Net cash provided by financing activities	310,000	1,597,758

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(43,656)	(153,128)

NET (DECREASE) / INCREASE IN CASH AND EQUIVALENTS	(11,508,506)	5,394,218

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	13,682,624	13,602,399

CASH AND EQUIVALENTS, END OF PERIOD	$2,174,118	$18,996,617

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$729,950

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2015 (Unaudited) AND YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common stock
	Shares	Amount	Paid in capital	Statutory reserves	Accumulated other comprehensive income	Accumulated deficit	Total	Noncontrolling interest

Balance at January 1, 2013	5,733,399	$5,733	$103,607,559	$5,396,014	$11,273,497	$(11,771,349)	$108,511,454	$1,057,872

Shares issued for debt repayment	200,000	200	119,800	-	-	-	120,000	-

Shares issued for loan amendment fee	100,000	100	59,900	-	-	-	60,000	-

Shares issued for equity interest sale consent	100,000	100	29,900	-	-	-	30,000	-

Sale of 40% equity interest and deconsolidation	-	-	(16,423,553)	(9,537)	(4,924,845)	(5,187,502)	(26,545,437)	27,127,137

Net loss for year	-	-	-	-	-	(49,669,341)	(49,669,341)	(5,812,244)

Transfer to statutory reserves	-	-	-	2,580	-	(2,580)	-	-

Foreign currency translation gain (loss)	-	-	-	-	2,642,617	-	2,642,617	(31,371)

Balance at December 31, 2013	6,133,399	6,133	87,393,605	5,389,057	8,991,269	(66,630,772)	35,149,293	22,341,394

Shares issued to officers and directors	250,000	250	67,050	-	-	-	67,300	-

Shares issued for loan extension fee	400,000	400	39,800	-	-	-	40,200	-

Net loss for year	-	-	-	-	-	(9,567,988)	(9,567,988)	(3,317,826)

Transfer to statutory reserves	-	-	-	-	-	-	-	-

Foreign currency translation loss	-	-	-	-	(441,701)	-	(441,701)	(15,828)

Balance at December 31, 2014	6,783,399	6,783	87,500,456	5,389,057	8,549,568	(76,198,760)	25,247,104	19,007,740

Sale of 100% equity interest in certain subsidiaries	-	-	16,423,553	-	4,849,732	(3,288,257)	17,985,028	(18,789,406)

Net loss for year	-	-	-	-	-	(40,010,159)	(40,010,159)	(16,424)

Reclassification of statutory reserves of disposed entities to retained earnings as a result of 100% equity interest sale	-	-	-	(4,608,375)	-	4,608,375	-	-

Foreign currency translation gain (loss)	-	-	-	-	(570,224)	-	(570,224)	152

Balance at June 30, 2015	6,783,399	$6,783	$103,924,009	$780,682	$12,829,076	$(114,888,801)	$2,651,749	$202,062

 SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 (UNAUDITED) AND DECEMBER 31, 2014

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

The consolidated interim financial information as of June 30, 2015 and for the six and three months ended June 30, 2015 and 2014, were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP are not included. The interim consolidated financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2015, its consolidated results of operations for the six and three months ended June 30, 2015 and 2014, and its consolidated cash flows for the six months ended June 30, 2015 and 2014, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

For the six and three months ended June 30, 2015, the accompanying consolidated financial statements include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Germany, SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.” For the six and three months ended June 30, 2014, the accompanying consolidated financial statements include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, SmartHeat Germany, SmartHeat Pump, and Heat Exchange. All significant intercompany accounts and transactions were eliminated in consolidation.

Going Concern

The Company has incurred significant recurring losses from operations in the past several years, including a net loss from continuing operations of $4.79 million for the six months ended June 30, 2015. In addition, the Company recognized a loss of $35.24 million from the 100% equity interest sale on the entities sold, including foreign currency translation gain of $11.92 million. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. However, since demand in China for heat pump products is increasing, the Company will put more resources and efforts to grow its heat pump business after completing the operational restructuring due to disposing of its PHE business. The Company expects to be able to obtain necessary bank loans for expanding the HP business.

Equity Method Investee

After the 40% equity interest sale on December 30, 2013, the Company owned 30.6% of Ruicheng (See Note 9) and 27.6% of XinRui for the six and three months ended March 31, 2014, which are accounted for under the equity method of accounting (FASB ASC Subtopic 323-30). The investment was recorded at the original cost, and the investment increased with income and decreased for dividends and losses accrued by the Company. On December 31, 2014, the Company sold the remaining 60% equity interest on Ruicheng and XinRui.

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

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of June 30, 2015 and December 31, 2014, the Company maintained restricted cash deposits in several bank accounts for the purposes described below.

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

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of June 30, 2015 and December 31, 2014, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Germany	Total
June 30, 2015	$63,738	$1,799,739	$310,641	$2,174,118
December 31, 2014	$68,103	$13,118,523	$495,998	$13,682,624

Accounts and Retentions Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1.57 million and $39.26 million at June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015 and December 31, 2014, the Company had retentions receivable from customers for product quality assurance of $0.18 million and $3.64 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date of the products and the number of heating seasons that the warranty period covers. The Company had allowances of $0.15 million and $2.33 million at June 30, 2015 and December 31, 2014, respectively.

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

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material and equipment for production. The advances are interest-free and unsecured. As of June 30, 2015 and December 31, 2014, the Company had allowances for advances to suppliers of $2.42 million and $5.17 million, respectively.

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

Activity in the Company’s warranty reserve from January 1, 2014, to June 30, 2015, is as follows:

	2015	2014
Beginning balance	$472,558	$472,558
Provisions	-	338,589
Actual costs incurred	(37,964)	(338,589)
Reversal of warranty reserve due to disposal of subsidiaries	(434,594)	-
Ending balance in current liabilities (Note 12)	$-	$472,558

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the six months ended June 30, 2015 and 2014, were $0 and $403,917, respectively. R&D costs for the three months ended June 30, 2015 and 2014 were $0 and $246,546, respectively.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and heat pumps are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue under “Advance from customers.” For the six and three months ended June 30, 2015, the Company only sold PHEs and heat pumps.

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

Sales returns and allowances were $0 for the six and three months ended June 30, 2015 and 2014. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when the service is provided. For the six months ended June 30, 2015 and 2014, revenue from after-sales services after the expiration of the warranty was $18,990 and $93,784, respectively. For the three months ended June 30, 2015 and 2014, revenue from after-sales services after the expiration of the warranty was $14,833 and $47,540, respectively. Such revenue was recorded in other income.

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

Basic and diluted shares outstanding are the same for each of the six and three months ended June 30, 2015 and 2014, because the convertible securities outstanding, consisting of unexercised options issued to the Company’s directors and an officer, were anti-dilutive and, accordingly, were excluded from the computation of diluted loss per share.  At June 30, 2015 and December 31, 2014, no options and options to purchase 2,500 shares of common stock were outstanding and exercisable, respectively.

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

The Company sold 100% equity interest on certain subsidiaries with 40% sold on December 30, 2013 and the remaining 60% sold on December 31, 2014.  According to ASC 830-30-40-1, upon the sale of a subsidiary, accumulated foreign currency translation adjustment relating to the disposed entities as of December 31, 2014 amounting to $7.1 million was reported separately in the Consolidated Statements of Operations and Comprehensive Income (Loss) as cumulative foreign currency translation gain on disposed entities, and was part of the loss on sale.

RMB to USD and EUR to USD exchange rates in effect as of June 30, 2015 and December 31, 2014, and the average exchange rates for the six months ended June 30, 2015 and 2014 are as following. The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange (“SAFE”) of the PRC. The exchange rates used in translation from EUR to USD were published by OANDA Rates.

	Average Exchange Rate For the Six Months Ended		Balance Sheet Date Exchange Rate
	6/30/15	6/30/14	6/30/15	12/31/14
RMB - USD	6.1288	6.1180	6.1136	6.1190

EUR - USD	0.8952	0.7295	0.9014	0.8266

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

As a result of the 100% Stock Sale of certain subsidiaries effective December 31, 2014, the Company is now concentrating on heat pump business, whereas the PHE business is very limited and will be gradually ceased. For the six months ended June 30, 2015, sales of PHEs was $42,423 and sales of heap pumps was $1,418,344.  For the three months ended June 30, 2015, sales of PHEs was $0 and sales of heap pumps was $683,525. Both businesses report to the same executives. Accordingly, there was no segment reporting for the six and three months ended June 30, 2015 due to immaterially of PHE segment.

New Accounting Pronouncements

In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In April 2015, the FASB proposed a one-year delay in the effective date and companies will be allowed to early adopt as of the original effective date. The Company is in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

As of June 30, 2015, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the Company’s net loss or stockholders’ equity.

3. INVENTORIES, NET

Inventories at June 30, 2015 and December 31, 2014, were as follows:

	2015	2014
Raw materials	$6,969,801	$47,748,997
Work in process	716,770	8,473,197
Finished goods	2,063,071	11,655,631
Total	9,749,642	67,877,825
Inventory allowance	(4,324,248)	(18,528,630)
Inventories, net	$5,425,394	$49,349,195

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payments. The Company discounted the commercial notes with the banks or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than nine months. As of June 30, 2015 and December 31, 2014, the Company was contingently liable for the notes endorsed to vendors of $0 and $0.92 million, respectively.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at June 30, 2015 and December 31, 2014, respectively:

	2015	2014
Advances to third party companies	$1,406,168	$14,212,310
Deposit for public bids of sales contracts	40,075	168,235
Prepayment for freight, related insurance, advertisement and consulting expenses	26,982	287,998
Other deposits	4,137	60,185
Advances to employees	374,010	1,334,715
Other	86,607	676,157
Total	1,937,979	16,739,600
Less: bad debt allowance	(187,909)	(11,671,189)
Other receivables (net), prepayments and deposits	$1,750,070	$5,068,411

As of June 30, 2015, advances to third party companies were short-term unsecured advances to unrelated parties with payments due within a year. As of December 31, 2014, advances to third party companies included an advance to Siping Beifang of RMB 22.13 million ($3.60 million) that was non-interest bearing and with due date extended to the end of 2015. The Company had bad debt allowance of $3.60 million for advance to Siping Beifang as of December 31, 2014.

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

Other receivables, prepayments and deposits are reimbursed or settled within 12 months.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Buildings	$-	$4,967,230
Production equipment	1,686,421	9,134,092
Office equipment	210,124	1,139,249
Vehicles	244,548	932,657
Total	2,141,093	16,173,228
Less: accumulated depreciation	(1,082,825)	(5,661,537)
Less: impairment	-	(8,516,171)
Property and equipment, net	$1,058,268	$1,995,520

Depreciation for the six months ended June 30, 2015 and 2014 was $117,482 and $178,592, respectively. Depreciation for the three months ended June 30, 2015 and 2014 was $57,821 and $84,179, respectively.

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

Intangible assets consisted of the following at June 30, 2015 and December 31, 2014, respectively:

	Estimated Useful Life (In years)	2015	2014
Land use rights	50	$-	$4,134,587
Know-how technology	5 – 10	610,660	610,121
Software	5	153,325	460,899
Trademarks	7	297,735	297,471
Total		1,061,720	5,503,078
Less: accumulated amortization		(554,055)	(1,097,055)
Less: impairment of land use rights		-	(3,829,024)
Intangible assets, net		$507,665	$576,999

Amortization of intangible assets for the six months ended June 30, 2015 and 2014 was $69,553 and $199,532, respectively. Amortization of intangible assets for the three months ended June 30, 2015 and 2014 was $34,819 and $71,837, respectively. Annual amortization for the next five years from June 30, 2015 is expected to be $134,589, $133,488, $101,680, $69,751 and $66,897, and $1,259 thereafter.

8. CONSTRUCTION IN PROGRESS

As of June 30, 2015, the Company had construction in progress of $0 as a result of 100% Stock Sale of certain subsidiaries. As of December 31, 2014, SmartHeat Siping had construction in progress of $84,533 for expanding and upgrading its production line and production equipment. Total cost for the construction is $0.98 million, and was expected to complete in September 2015.

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

The Company did not have any long-term investment as of June 30, 2015 as a result of 100% Stock Sale of certain subsidiaries on December 31, 2014.

10. TAXES RECEIVABLE

Taxes receivable consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Income	$-	$180,111
Value-added	6,643	122,816
Other	2,473	22,325
Taxes receivable	$9,116	$325,252

11. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Income	$33,999	$-
Value-added	3,820	160,033
Other	14,744	36,213
Taxes payable	$52,563	$196,246

12. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Advances from third parties	$647,555	$3,273,985
Payable to Siping Beifang	-	2,368,285
Payable for equipment purchase	-	326,688
Payable to employees	-	226,308
Customer deposit	-	2,977,447
Refund of land use right purchased	-	4,816,685
Other	1,114,903	2,805,560
Warranty reserve (See Note 2)	-	472,558
Accrued expenses	1,668,778	2,051,945
Accrued liabilities and other payables	$3,431,236	$19,319,461

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

As of June 30, 2015, accrued expenses mainly consisted of accrued property and land rental fee of $1.23 million, and accrued payroll of $104,690. As of December 31, 2014, accrued expenses mainly consisted of accrued property and land rental fee of $1.23 million, accrued payroll of $0.36 million, accrued welfare, interest and utility. The accrued rent of $1.23 million represented the office and factory lease of HeatPump from Shenyang Economic and Technological Development Zone State-owned Assets Management Co., Ltd., who is the minority shareholder of HeatPump, there was no contract for the lease and the lease was on a month-to-month basis.

13. NOTES PAYABLE – BANK ACCEPTANCES

Notes payable represented the conversion of accounts payable into notes payable, which were issued by a bank. The Company deposited a portion of the acceptance amount into the bank as collateral. The terms of the notes range from three to six months and bear no interest. At December 31, 2014, the Company deposited $0.70 million with the bank as restricted cash for the bank issuing the notes (See note 2). The restricted cash is refundable when the notes are repaid.

14. LOANS PAYABLE

Short Term Bank Loans

The Company was obligated for the following short-term loans from various commercial banks as of December 31, 2014:

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

Holding Company Credit Agreement – Credit Line Payable

On July 27, 2012, the Company entered into a secured, revolving credit facility under the terms of a Secured Credit Agreement (the “Credit Facility” or the “Credit Agreement”) with Northtech Holdings Inc., a British Virgin Islands business corporation (“Northtech”), owned by certain members of the Company’s former management, James Wang, Rhett Wang and Wen Sha, Jane Ai, the Company’s Corporate Secretary is also a part owner of Northtech. As amended on December 21, 2012, the Credit Facility provides for borrowings of up to $2.5 million.

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

As of June 30, 2015 and December 31, 2014, the outstanding credit line payable to Northtech was $3,384,335 and $2,749,335, respectively.

15. DEFERRED TAX ASSET (LIABILITY)

As of June 30, 2015 and December 31, 2014, deferred tax asset (liability) consisted of the following:

	2015	2014
Deferred tax asset - current (bad debt allowance for accounts receivable)	$392,994	$6,361,682
Deferred tax asset - current (bad debt allowance for retention receivable)	37,086	364,697
Deferred tax asset - current (inventory allowance)	1,081,062	3,446,251
Deferred tax asset – current (bad debt allowance for other receivables)	46,977	2,822,959
Deferred tax asset – current (allowance for advance to supplier)	607,170	589,761
Deferred tax asset – current (reserve for warranty)	-	42,643
Deferred tax asset – noncurrent (NOL of US parent company)	19,313,454	2,931,171
Deferred tax asset – noncurrent (NOL of PRC subsidiaries)	3,719,606	3,781,687
Deferred tax asset – noncurrent (impairment loss on long – lived assets)	-	3,054,588
Less: valuation allowance	(25,198,349)	(23,395,439)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$(40,911)	$(66,024)

16. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

SmartHeat, the parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $59.33 million at June 30, 2015, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following table reconciles the US statutory rates to the Company’s effective tax benefit rate for the six months ended June 30, 2015 and 2014:

	2015	2014
US statutory tax benefit rates	(34.0)%	(34.0)%
Tax rate difference	7.3%	7.5%
Effect of tax holiday	-%	-%
Other	0.7%	-%
Valuation allowance	26.2%	28.9%
Tax expense per financial statements	0.2%	2.4%

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the three months ended June 30, 2015 and 2014:

	2015	2014
US statutory tax (benefit) rates	(34.0)%	(34.0)%
Tax rate difference	7.5%	8.2%
Effect of tax holiday	-%	-%
Other	-%	5.6%
Valuation allowance	25.8%	26.0%
Tax expense (benefit) per financial statements	(0.7)%	5.8%

The income tax (benefit) for the six months ended June 30, 2015 and 2014, consisted of the following:

	2015	2014
Income tax expense - current	$33,940	$672
Income tax expense (benefit) - deferred	(25,109)	74,821
Total income tax expense, net	$8,831	$75,493

The income tax benefit for the three months ended June 30, 2015 and 2014, consisted of the following:

	2015	2014
Income tax expense (benefit) - current	$(1,987)	$1,058
Income tax expense (benefit) - deferred	(12,540)	88,971
Total income tax expense (benefit), net	$(14,527)	$90,029

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

There were no options exercised during the six and three months ended June 30, 2015 and 2014. The Company recorded no compensation expense for stock options during the six and three months ended June 30, 2015 and 2014.

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

19. COMMITMENTS

Lease Agreements

The Company leased offices for its sales representatives in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the six months ended June 30, 2015 and 2014 was $139,243 and $199,574, respectively. Rental expense for the three months ended June 30, 2015 and 2014 was $68,841 and $115,396, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy, a wholly owned subsidiary in Shenyang with registered capital of $30 million, subsequently satisfied out of the registered capital of SmartHeat Investment, for the research, development, manufacturing and sale of energy products. As of June 30, 2015, the Company is committed to contributing the remaining $40 million in registered capital to SmartHeat Investment by the end of 2015. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date.

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

On November 28, 2014, the Company entered into an Amended and Restated EIPA, which amended and restated the EIPA dated October 10, 2013 between the Company and the buyers. Under the terms of the Amended EIPA, the buyers agreed to purchase the remaining 60% of the Company’s equity interests in the Target Companies effective as of December 31, 2014 (the “Closing Date”). The purchase price for the remaining 60% consisted of: (i) consideration of RMB 8.5 million ($1.39 million) and (ii) the forgiveness of all net indebtedness of $11.75 million owing to the Target Companies by SmartHeat and each of its other subsidiaries as of December 31, 2014.

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

SmartHeat Siping Beifang Energy Technology Co., Ltd.;

SmartHeat (Shenyang Energy Equipment) Co. Ltd.;

Hohhot Ruicheng Technology Co., Ltd.; and

Urumchi XinRui Technology Limited Liability Company

Upon approval by the Company’s stockholders on May 11, 2015, all of the conditions precedents in the Amended EIPA were satisfied which consisted of: (i) approval of its stockholders and (ii) receipt by the Board of Directors (“BOD”) of the Company of an opinion that the Stock Sale was fair to the stockholders of SmartHeat from a financial point of view. The parties executed a mutual release which became effective and provided, in part, that the Target Companies forgave all net indebtedness of $8.79 million owing to the Target Companies by SmartHeat and all of its other subsidiaries. The consideration and all documents relating to the transaction were released from escrow upon the satisfaction of the foregoing conditions.

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

For the purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, descriptions regarding our current operations have been updated to reflect the Stock Sale on December 31, 2014 but include descriptions of our PHE and PHE Unit manufacturing in order to reflect our comparison of the first half year of 2015 and 2014.

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

Our profitability depends upon the margin between the cost of goods used in the manufacturing process, such as compressors, copper piping and wiring and other raw materials, as well as our fabrication costs associated with assembling heat pumps compared to the selling price of our products, and the overall supply of raw materials. We typically base the selling prices of our products upon the associated raw materials costs to us and labor costs. We may not be able to pass all increases in raw material costs and ancillary acquisition costs associated with taking possession of raw materials through to our customers, however, and there may be a time lag as we bid on new projects and renegotiate pricing with our existing customers. We continue to monitor our fixed costs and implement improvements to our manufacturing process to better control labor cost and improve manufacturing efficiency.

The economic conditions our subsidiaries faced in recent years, made it impossible for our subsidiaries to pay dividends to our US parent company, which is dependent upon such dividends to meet its financial obligations. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as detailed in Note 17 to our financial statements. As a result, we sought alternative sources of capital for our US parent company. On July 27, 2012, we entered into a secured, revolving credit facility with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha. Jane Ai, our Corporate Secretary, is also a part owner of Northtech. As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed due on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we repaid $1,300,000 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders. On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, we entered into second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10%, compounded quarterly, effective January 1, 2013. On March 26, 2014, we gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 31, 2015. On July 14, 2014, we entered the third amendment to the Credit Agreement with Northtech; the Amendment modifies the definition of “Average Share Price” in the Credit Agreement to decrease the minimum and maximum values for the “Average Share Price,” by 20% each from $0.50 to $0.40 and from $3.50 to $2.80, respectively. The Amendment also increases the maximum line which may be borrowed under the Credit Agreement from $2,500,000 to $3,250,000 and extends the maturity date for amounts borrowed from April 30, 2014 to October 31, 2015. As of June 30, 2015 and December 31, 2014, the outstanding credit line payable to Northtech was $3,384,335 and $2,749,335, respectively.

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

Principles of Consolidation

For the six and three months ended June 30, 2015, the accompanying consolidated financial statements include SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Germany, SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.” For the six and three months ended June 30, 2014, the accompanying consolidated financial statements include SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, SmartHeat Germany, SmartHeat Pump, and Heat Exchange. All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances of $1.57 million and $39.26 million at June 30, 2015 and December 31, 2014, respectively.

Revenue Recognition

Our revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and HPs are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue under “Advance from customers.” As a result of 100% Stock Sale of certain subsidiaries effective December 31, 2014, the Company only sold few PHEs but was concentrating on heat pumps business for the six and three months ended June 30, 2015,

Our agreements with our customers generally provide that 30% of the purchase price is due upon placement of an order, 30% upon delivery and 30% upon installation and acceptance of the equipment after customer testing. As a common practice in the heating manufacturing business in China, payment of the final 10% of the purchase price is due no later than the termination date of the standard warranty period, which ranges from three to 24 months from the acceptance date. Due to the slowdown of the Chinese economy and tightened monetary policy, and in order to attract and retain customers, the Company’s subsidiaries have adjusted their contract and payment terms on a case-by-case basis to permit for more flexible and longer payment terms.

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

We charge for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. We recognize such revenue when service is provided. For the six months ended June 30, 2015 and 2014, revenue from after-sales services after the expiration of the warranty period was $18,990 and $93,784, respectively. For the three months ended June 30, 2015 and 2014, revenue from after-sales services after the expiration of the warranty period was $14,833 and $47,540, respectively.

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

On December 30, 2013, the Company closed the transaction contemplated by the Equity Interest Purchase Agreement dated October 10, 2013, whereby certain buyers purchased 40% of the Company’s equity interests in the following PHE segment subsidiaries (“Target Companies”): Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng and XinRui for RMB5 million ($0.82 million) (See Note 1). The buyers had the option to purchase the remaining 60% equity interest in the Target Companies for an additional RMB8.5 million ($1.39 million).

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  In April 2015, the FASB proposed a one-year delay in the effective date and companies will be allowed to early adopt as of the original effective date. The Company is in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

As of June 30, 2015, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Results of Operations

Six months ended June 30, 2015 Compared to the Six months ended June 30, 2014

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2015		2014
	$	% of Sales	$	% of Sales
Sales	$1,460,767		$1,621,431
Cost of sales	3,021,400	207%	1,813,585	112%
Gross loss	(1,560,633)	(107)%	(192,154)	(12)%
Operating expenses	3,063,232	210%	3,314,071	204%
Loss from operations	(4,623,865)	(317)%	(3,506,225)	(216)%
Non-operating income (expenses), net	(158,212)	(11)%	322,750	20%
Income tax expense (benefit)	8,831	(0.6)%	75,493	5%
Loss from continuing operations	(4,790,908)	(328)%	(3,258,968)	(201)%
Foreign currency translation gain on sold entities	11,915,632	816%	-	-%
Loss from operations of discontinued entities, net of tax	-	-%	(3,641,237)	(225)%
Loss on disposal of discontinued entities, net of tax	(47,151,307)	(3228)%	-	-%
Less: loss attributable to noncontrolling interest from continuing operations	(16,424)	(1)%	(30,089)	(2)%
Less: loss attributable to noncontrolling interest from discontinued operations	-	-%	(1,412,208)	(87)%
Net Loss to SmartHeat Inc.	$(40,010,159)	(2739)%	$(5,457,908)	(337)%

Sales. Net sales in the six months ended June 30, 2015, were $1.46 million, while net sales in the six months ended June 30, 2014, were $1.62 million, an overall decrease of $0.16 million or 10%. The 10% decrease in total revenue was due primarily to the temporary decrease in sales of heat pumps in the six months ended June 30, 2015, compared to the same period of 2014.

Cost of Sales. Cost of sales (“COS”) was $3.02 million in the six months ended June 30, 2015, compared to $1.81 million in the comparable period of 2014, an increase of $1.21 million or 67%. The increase in our COS is attributable to increased provision for inventory impairment. COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 37% of total cost, while factory overhead cost was 51% and labor was 12% during the six months ended June 30, 2015, The COS as a percentage of sales was 207% in the six months ended June 30, 2015 compared with 112% for the comparable period of 2014 due to increased provision for bad debts.

We performed an inventory impairment assessment as of June 30, 2015 and December 31, 2014, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment provision of $4,324,247 and $18,528,631 as of June 30, 2015 and December 31, 2014, respectively.  We had inventory impairment provision of $2.04 million for the six months ended June 30, 2015, comparing with $0.14 million for the same period of 2014.

Gross Loss. Gross loss was $1.56 million in the six months ended June 30, 2015, compared to $0.19 million in the comparable period of 2014. Gross margin was (107)% and (12)% for the six months ended June 30, 2015 and 2014 respectively.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $3.06 million in the six months ended June 30, 2015, compared to $3.31 million in the comparable period of 2014, a decrease of $0.25 million or 8%. Operating expenses as a percentage of sales were 210% in the six months ended June 30, 2015, compared to 204% in the comparable period of 2014. The decrease in operating expenses was mainly due to decreased general and administrative expense of $1.32 million and no provision for advance to suppliers for the six months ended June 30, 2015, compared with $2.21 million general and administrative expense and $2.32 million provision for advance to suppliers for the six months ended June 30, 2014, although we had provisos for bad debts of $0.93 million in the six months ended June 30, 2015 comparing with a recovery of bad debts provision of $2.01 million for the six months ended June 30, 2014.

Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due.

Non-Operating Income (Expenses), net. Our net non-operating expenses for the six months ended June 30, 2015 was $0.16 million compared to net non-operating income of $0.32 million for the comparable period of 2014, an increase of expenses of $0.48 million or 149%. The increase in non-operating expenses was due mainly to increased interest expense of $0.17 million and decreased net other income of $0.06 million for the six months ended June 30, 2015, compared to interest expense of $0.09 million and net other income of $0.45 million for the comparable period of 2014.

Loss from discontinued operations. We had loss from discontinued operations of $47.15 million with cumulative foreign currency translation gain of $11.92 million on sold entities for the six months ended June 30, 2015, compared to loss from discontinued operations of $3.64 million for the comparable period of 2014, an increase of $43.51 million or 1195%. The increase in loss from discontinued operations was mainly attributable to a loss on sale of 100% equity interest of certain subsidiaries of $35.24 million in the six months ended June 30, 2015.

Net Loss. Our net loss for the six months ended June 30, 2015, was $40.01 million compared to net loss of $5.46 million for the comparable period of 2014, an increase of $34.55 million or 633%. Net loss as a percentage of sales was 2739% in the six months ended June 30, 2015, and net loss as a percentage of sales was 337% in the comparable period of 2014. This increase in net loss was mainly attributable to loss on sale of 100% equity interest of certain subsidiaries of $35.24 million in the six months ended June 30, 2015.

Three months ended June 30, 2015 Compared to the Three months ended June 30, 2014

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2015		2014
	$	% of Sales	$	% of Sales
Sales	$683,589		$1,404,769
Cost of sales	1,151,501	168%	1,535,813	109%
Gross loss	(467,912)	(68)%	(131,044)	(9)%
Operating expenses	1,679,926	246%	1,731,544	123%
Loss from operations	(2,147,838)	(314)%	(1,862,588)	(133)%
Non-operating income (expenses), net	(81,219)	(12)%	306,876	22%
Income tax expense (benefit)	(14,527)	(2)%	90,029	6%
Loss from continuing operations	(2,214,530)	(324)%	(1,645,741)	(117)%
Gain from operations of discontinued entities, net of tax	-	-%	8,296,056	591%
Less: loss attributable to noncontrolling interest from continuing operations	(7,295)	(1)%	(134,376)	(10)%
Less: gain attributable to noncontrolling interest from discontinued operations	-	-%	3,344,189	238%
Net Income (loss) to SmartHeat Inc.	$(2,207,235)	(323)%	$3,440,502	245%

Sales. Net sales in the three months ended June 30, 2015, were $0.68 million, while net sales in the three months ended June 30, 2014, were $1.40 million, an overall decrease of $0.72 million or 51%. The 51% decrease in total revenue was due primarily to the decrease in sales of PHEs from our SanDeKe subsidiary in the three months ended June 30, 2015, compared to the same period of 2014.

Cost of Sales. Cost of sales (“COS”) was $1.15 million in the three months ended June 30, 2015, compared to $1.54 million in the comparable period of 2014, a decrease of $0.38 million or 25%. The decrease in our COS is attributable to decreased production. COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 54% of total cost, while factory overhead cost was 44% and labor was 2% during the three months ended June 30, 2015. The COS as a percentage of sales was 168% in the three months ended June 30, 2015 compared with 109% for the comparable period of 2014 due to decreased sales.

Gross Loss. Gross loss was $0.47 million in the three months ended June 30, 2015, compared to $0.13 million in the comparable period of 2014. Gross margin was (68)% and (9)% for the three months ended June 30, 2015 and 2014 respectively. The increase in gross loss margin in the three months ended June 30, 2015 was primarily due to decreased sales.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $1.68 million in the three months ended June 30, 2015, compared to $1.73 million in the comparable period of 2014, a decrease of $0.05 million or 3%. Operating expenses as a percentage of sales were 246% in the three months ended June 30, 2015, compared to 123% in the comparable period of 2014. The decrease in operating expenses was mainly due to decreased general and administrative expense of $0.22 million for the three months ended June 30, 2015, compared with $1.01 million general and administrative expense for the three months ended June 30, 2014, despite we had increased provision for bad debts of $1.00 million for the three months ended June 30, 2015 comparing with $0.28 million for the same period of 2014.

Non-Operating Income (Expenses), net. Our net non-operating expenses for the three months ended June 30, 2015 was $0.08 million compared to net non-operating income of $0.31 million for the comparable period of 2014, an increase of expenses of $0.39 million or 126%. The increase in non-operating expenses was due mainly to increased interest expense of $0.09 million and decreased net other income of $0.03 million for the three months ended June 30, 2015, compared to interest expense of $0.05 million and net other income of $0.38 million for the comparable period of 2014.

Loss from discontinued operations. We had no income or loss from discontinued operations for the three months ended June 30, 2015 as a result of 100% equity sales of certain subsidiaries effective on December 31, 2014, compared to income from discontinued operations of $8.30 million for the comparable period of 2014.

Net Loss. Our net loss for the three months ended June 30, 2015, was $2.21 million compared to net income of $3.44 million for the comparable period of 2014, an increase in net loss of $5.65 million or 164%. Net loss as a percentage of sales was 323% in the three months ended June 30, 2015, and net income as a percentage of sales was 245% in the comparable period of 2014. This increase in net loss was mainly attributable to decreased sales, increased non-operating expense, and no income from discontinuing operations in the three months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and equivalents of $2.17 million. Working capital was $4.71 million at June 30, 2015. The ratio of current assets to current liabilities was 1.90:1 at June 30, 2015.

The Company had revolving line of credit providing for borrowings of up to $3.25 million with maturity on October 31, 2015, to address the cash needs of the Company’s US parent. The outstanding balance under the Credit Agreement as of June 30, 2015 was $3.38 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2015 and 2014:

	2015	2014
Cash provided by (used in):
Operating activities	$(2,330,404)	$(8,131,229)
Investing activities	$(9,444,446)	$12,080,817
Financing activities	$310,000	$1,597,758

Net cash flow used in operating activities was $2.33 million in the six months ended June 30, 2015, compared to net cash flow used in operating activities of $8.13 million in the comparable period of 2014. The decrease in net cash outflow in operating activities was due mainly to increased cash inflow from advance from customers of $0.27 million in the six months ended June 30, 2015, compared with cash outflow for advance from customers of $2.84 million in the comparable period of 2014; decreased cash outflow for accounts payable of $0.58 million in the six months ended June 30, 2015, compared with cash outflow of $2.58 million in the comparable period of 2014; and decreased cash outflow of $1.40 million for other receivables and prepayments and deposits, compared with cash outflow of $3.16 million in the comparable period of 2014.

Net cash flow used in investing activities was $9.44 million in the six months ended June 30, 2015, compared to net cash provided by investing activities of $12.08 million in the comparable period of 2014. In the six months ended June 30, 2015, we had $0.05 million cash inflow from restricted cash, offset with $9.49 million cash disposed for sale of equity interest on certain subsidiaries and $7,160 cash outflow for purchase of fixed assets; while in the same period of 2014, we had $2.06 million cash inflow from note receivable, $1.59 million cash inflow from changes in restricted cash, $10.36 million cash inflow from government refund of land use right of HEAT Energy, offset with $0.71 million cash outflow for purchase of fixed assets and $1.25 million cash outflow from advance for equipment purchase.

Net cash provided by financing activities was $0.31 million in the six months ended June 30, 2015, compared to $1.60 million cash provided by financing activities in the comparable period of 2014. The cash inflow in the six months ended June 30, 2015 consisted primarily of proceeds from a credit line of $0.31 million. In the six months ended June 30, 2014, we had proceeds from a credit line of $0.85 million and proceeds from short-term loans of $13.72 million, but offset with repayment on short-term loans of $12.97 million.

As of June 30, 2015, we had gross accounts receivable (including retention receivable) of $2,267,188, of which $214,777 was with aging within 30 days, $0 with aging between 31 and 90 days, $240,192 with aging between 91 and 180 days, $502,007 with aging between 181 and 360 days, and $1,310,212 with aging over 360 days. At June 30, 2015, net accounts receivable was $516,971, or gross accounts receivable of $2,267,188 less bad debt allowance of $1,571,974, and gross retention receivables of $178,243.

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

Historically, we recognized the final 5-10% of the purchase price as retention receivable, which is due no later than the termination of our warranty period. The deferral of the final payment is a common practice in the heating manufacturing business in China. Sometimes our customers were required to deposit 5-10% of the sales price on high value products, like an assembled heat exchanger unit or the main part of a PHE, into designated bank accounts as restricted cash for securing the payment after such period expires. Based on our historical experience, there have been no defaults on such deferrals. Therefore, we believed the potential risks and uncertainty associated with defaults on such receivables are not material. As of this report date, the Company collected 63% of the accounts receivable outstanding as of December 31, 2012, collected 40% of the accounts receivable outstanding as of December 31, 2013, and collected 29% of the accounts receivable outstanding as of December 31, 2014.

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

Our current operations are conducted in Germany with the sales of our products taking place principally in China. Accordingly, we may still be exposed to certain political and economic risks in China as discussed above and currency fluctuations between the Euro and the RMB. However, our sales, purchase and expense transactions in Germany are denominated in Euros.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

SMARTHEAT INC.
(Registrant)

Date: November 2, 2015	By:	/s/ Oliver Bialowons
Oliver Bialowons President (Principal Executive Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Document Description
10.19†	Heat Restructuring Agreement, between SmartHeat Inc. and NIMBUS Restructuring Manager, LLC, effective as of August 31, 2015
31.1 †	Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Acting Chief Accountant pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of President and Acting Chief Accountant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith