Form 10-K
period 2015-12-31
SMARTHEAT INC.
filed 2016-07-20
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015.

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
Yes  ☐                      No  ☑

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2015, was $0.02 per share. Accordingly, effective as of June 30, 2015, the registrant's aggregate market value was less than $50 million and the registrant qualifies for "smaller reporting company" status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.
As of March 31, 2016, there were 8,283,399 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include, but are not limited to, statements concerning our projected revenues, expenses, gross profit and income, mix of revenue, demand for our products, the benefits and potential applications for our products, the need for additional capital, our ability to obtain and successfully perform additional new contract awards and the related funding and profitability of such awards, the competitive nature of our business and markets and product qualification requirements of our customers. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “potential,” “believes,” “seeks,” “hopes,” “estimates,” “should,” “may,” “will,” “with a view to” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Such factors include, but are not limited to the following:

•	Our goals and strategies;

•	Our expansion plans;

•	Our future development, financials conditions and results of operations;

•	The expected growth of the market for heat pumps in China;

•	Our expectations regarding demand for our products;

•	Our expectations regarding keeping and strengthening our relationships with key customers;

•	Our ability to stay abreast of market trends and technological advances;

•	Our ability to protect our intellectual property rights effectively and not infringe on the intellectual property rights of others;

•	Our ability to attract and retain quality employees;

•	Our ability to pursue strategic acquisitions and alliances;

•	Competition in our industry in China;

•	General economic and business conditions in the regions in which we sell our products;

•	Relevant government policies and regulations relating to our industry; and

•	Market acceptance of our products.

Additionally, this report contains statistical data that we obtained from various publicly available government publications and industry-specific third party reports. Statistical data in these publications also include projections based on a number of assumptions. The markets for heat pumps may not grow at the rates projected by market data, or at all. The failure of these markets to grow at the projected rates may have a material adverse effect on our business and the market price of our common stock. In addition, the changing nature of our customers’ industries results in uncertainties in any projections or estimates relating to the growth prospects or future condition of our market. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions.

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

PART I
Item 1. Business

General

We are a U.S. holding company with no material assets other than the ownership interests of our foreign subsidiaries that design, manufacture and sell heat pumps in the People’s Republic of China (“PRC”) through our remaining subsidiaries. Our current HP subsidiaries design and build specific to customer specifications and particular operating conditions, known for their high quality and efficiency. Our HP operating segment subsidiaries produce heat pumps in sizes that have applications primarily in industrial.

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

On January 20, 2016, the Company entered a Share Purchase Agreement with a series of buyers to sell 85% of the equity shares of SmartHeat Deutschland GmbH (“SmartHeat Germany”) for Euro 170,000 ($185,400).  SmartHeat Germany was treated as a discontinued operations in the Company’s consolidated results of operations.

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

The effectiveness of the transaction was subject to the following conditions: (i) approval of its stockholders and (ii) receipt by the Board of Directors of the Company of an opinion that the sale was fair to the stockholders of SmartHeat from a financial point of view. The parties executed a mutual release, effective as of the Closing, which will provided, in part, for the companies being sold to forgive all net indebtedness from SmartHeat and all of its other subsidiaries owing to such companies as of the effective date of the Closing. On December 24, 2014, the consideration and all documents were deposited into escrow and were released upon satisfaction of the conditions. The termination deadline for the Amended EIPA was extended to May 15, 2015.

On May 11, 2015, the Company’s stockholders approved the sale of all of the remaining interests, constituting 100% of its ownership interests, (the “Stock Sale”), all of the conditions precedents to the Stock Sale were satisfied. The parties executed a mutual release which became effective and provided, in part, that the Target Companies forgave all net indebtedness from SmartHeat and all of its other subsidiaries owed to the Target Companies. The consideration and all documents relating to the transaction were released from escrow upon the satisfaction of the foregoing conditions.

The buyers consisted of 25 natural PRC citizens, including Wen Sha, Jun Wang and Xudong Wang, managers of the Company’s subsidiaries engaged in the PHE segment of its business, and Huajuan Ai and Yingkai Wang, the Company’s Corporate Secretary and Acting Chief Accountant, respectively.  Huajuan Ai, Wen Sha, Jun Wang and Xudong Wang are also principals in Northtech Holdings Inc., the company that provided a credit line of $2.5 million to the Company.

Our Corporate Structure

Our corporate structure as of the date of this report is set forth in the following diagram. SanDeKe is a WFOE authorized by its business license to operate our businesses in China. SmartHeat Deutschland GmbH was wholly owned by Heat HP Inc. but divested on January 20, 2016.

(1) We hold through 98.8% of the equity interest in SmartHeat Pump, with the remaining 1.2% of the equity interest held by Shenyang Economic and Technological Development Zone State-owned Assets Management Co., Ltd.
(2) We control 52% of Jinhui pursuant to a joint venture agreement entered into with the minority owner, Beijing Jun Tai Heng Rui Investment Consultancy Co. Ltd.

Our Offices

Our principal offices are located at c/o A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110141. Our telephone number is +86 (24) 2519-7699. Our website is www.smartheatinc.com. Copies of our annual, quarterly and current reports and any amendments thereto filed with or furnished to the SEC are available free of charge through our website as soon as reasonably practicable after such reports are available on the SEC website at www.sec.gov. Furthermore, a copy of this Annual Report is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. We make available free of charge on our website our Code of Conduct and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Recent Developments

We have lost our lease at the manufacturing facility for our heat pumps in China. We are in the process of looking for a new location.  Until we locate a new location we will suspend the production of our heat pumps. We are in the process of reducing production staff but expect to retain personnel to maintain existing customers.

Products

Our subsidiaries design, manufacture, sell and service heat pumps. Its products are an increasingly important element in providing a solution to energy consumption and air pollution problems in China. Their products are used in the industrial, residential and commercial markets to make energy use more efficient and to reduce pollution by reducing the need for coal-fired boilers.

Heat pump systems provide heating, cooling and hot water for residential apartments and commercial buildings and process heat for industrial applications by moving heat between two locations using small amounts of electricity. In a typical system, heat pumps draw heat from outside air or ground to warm the inside of a home or office building. Many heat pumps have reversible cycles, too, using the same system to cool the inside of a building by transferring heat outside. Heat pumps replace conventional energy sources such as oil, gas and coal with the energy stored in water, soil and air or heat recovered from wastewater or exhaust air. By transferring heat between locations, rather than burning fuel to create a heat source, heat pumps are extremely efficient energy transfer systems. Commercial users install heat pump systems not only to reduce energy consumption but also carbon dioxide, or CO2, emissions, a trend that is encouraged by policymakers in China. The advantages of heat pumps in terms of energy efficiency, operating cost, CO2 emission reduction and their ability to provide heating and cooling in one machine has made them the leading energy source for new buildings in Germany and Austria, and has replaced conventional fossil fuel based technology in these countries to a large degree.
Heat Pump

Our subsidiaries produce heat pumps in Shenyang China. Our operations in China generally operate on an 8-hour shift, with the exception of the high season from May to November, during which we may operate for 11-12 hours per day. Production is driven by orders from clients and typically is scheduled on a just-in-time delivery basis. At this time we are looking for new production facilities.

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

Our subsidiaries sell both directly through their sales force and through a network of national distributors located throughout China. All of their work is performed based on written contracts with customers and there are no oral contracts. Their customer base consists primarily of state-owned enterprises diversified across a number of end markets in China.

We own no patents.

Our subsidiaries compete principally in the domestic China market. We believe their competitive advantages lie in superior engineering and design skills, the longevity and efficiency of the components they use, their ability to vertically integrate their manufacturing process, their just-in-time delivery and their reliable after-sales provided through local service centers.

We expanded into the heat pump market in China and Europe with our acquisitions of SmartHeat Pump and SmartHeat Germany in 2011. The markets for heat pumps in these markets are highly fragmented. Our subsidiaries focus on the middle high-end market for heat pumps in China, competing on price and customization capabilities with foreign and joint venture producers.

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

Our subsidiaries’ are not subject to material regulation by the PRC government or other national agencies. They have obtained PRC National Safety Certification for PHE products and are ISO 9001 quality management certified, which together recognizes their commitment to safety and quality in the manufacturing processes.  The European Commission has promulgated standards, such as EN 378 Safety and Environmental Requirements, for heat pumps and products sold in the European Union must carry CE marking, indicating conformity with such requirements. We believe that heat pumps sold in Europe comply with all currently applicable standards.

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

Employees

SmartHeat does not have direct employees.  However, as of December 31, 2015, SmartHeat’s subsidiaries had approximately 150 full time employees. Our subsidiaries maintain strong ties with their employees and staff and retention is stable. Employee contracts in China adhere to both state and provincial employment regulations and all social security regulations. All compensation, including social insurance, is paid in a timely manner to authorities and employees. There have been no disputes to date and there are no collective bargaining agreements.

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

Our subsidiaries have generated losses from operations in the fiscal years ended December 31, 2014 and 2015.  As such, our subsidiaries have been unable to remit funds to us for the payment of our obligations.

We do not have sufficient cash to continue as a going concern through December 2015, and our independent registered public accounting firm expressed substantial doubt regarding our ability to continue as a going concern in its audit opinion for our December 31, 2015 consolidated financial statements.

Our consolidated financial statements for the year ended December 31, 2015 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued their report in connection with the audit of our financial statements for the year ended December 31, 2015 that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern due to our liquidity.  The fact that we have received this going concern qualification from our independent registered public accounting firm will likely make it more difficult for us to raise capital on favorable terms and could hinder, to some extent, our operations.  We have limited capital. Because we do not have sufficient working capital for continued operations for at least the next 12 months, our continued existence is dependent upon us sustaining operating profitability or obtaining the necessary capital to meet our expenditures. The funding for our operations will primarily come from our existing line of credit with Northtech Holdings, proceeds from the proposed stock sale of our subsidiaries, as well as obtaining traditional lines of credit and loans to finance equipment, furniture, leasehold improvements and operations. Our credit line from Northtech becomes due on July 31, 2016. We cannot be assured we will have the funds to repay the outstanding principal and interest at that time. We cannot assure you that we will be able to generate sufficient sales, extend our credit terms with Northtech or raise adequate capital to meet our future working capital needs.

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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2015, because of one identified material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented, or detected and corrected on a timely basis. The material weakness identified relates to the lack of sufficient internal accounting personnel with appropriate levels of knowledge, experience and training in generally accepted accounting principles in the U.S., or U.S. GAAP, for the preparation of financial statements in accordance with U.S. GAAP. Furthermore, our management concluded that, as of December 31, 2015 our disclosure controls and procedures were not effective because of this identified material weakness in our internal control over financial reporting. See “Item 9A. Controls and Procedures.” Our Board of Directors and management are evaluating remediation measures that we will undertake to address this material weakness and will continue this evaluation in order to implement a comprehensive remediation plan. Until such time as we hire qualified accounting staff or train our current accounting staff with the requisite U.S. GAAP experience, however, it is unlikely we will be able to remediate this material weakness in our internal control over financial reporting.

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

The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic and commercial matters, but these recently enacted laws and regulations may not cover all aspects of business activities in China sufficiently. In particular, because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties, which may limit legal protections available to our subsidiaries. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, there may be certain instances when we may not be aware of our subsidiaries violation of these policies and rules until sometime after such violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

Our Articles of Incorporation authorize the issuance of up to 75,000,000 shares of common stock, par value $0.001 per share. As of Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock to complete a business combination, to raise capital or to repay outstanding debt obligation, including amounts we may borrow under the Credit Agreement with Northtech. The issuance of additional shares of our common stock may significantly reduce the equity interest of our existing stockholders and may adversely affect prevailing market prices for our common stock.

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

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

Our headquarters and principal manufacturing facilities are located in the Shenyang Economic and Technological Development Zone, Shenyang City, Liaoning Province, PRC.  We currently do not have any manufacturing facilities. We are seeking new manufacturing facilities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the over the counter market since November 9, 2012. Previously, and prior to NASDAQ halting trading in our common stock, our common stock was listed on the NASDAQ Global Select Market under the symbol “HEAT” and had been trading on NASDAQ since January 29, 2009. The following table sets forth the range of the high and low sales prices of our common stock for each quarter in the years ended December 31, 2014 and 2015.

	2015		2014
	High	Low	High	Low
First Quarter (through March 31)	$.14	.05	$0.30	$0.05
Second Quarter (through June 30)	.05	.02	0.25	0.10
Third Quarter (through September 30)	.02	.001	0.29	0.05
Fourth Quarter (through December 31)	.01	.0001	0.18	0.01

Holders of Record

On March 31, 2016, there were approximately 56 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

For the purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, descriptions regarding our current operations have been updated to reflect the Stock Sale on December 31, 2014 but include descriptions of our PHE and PHE Unit manufacturing in order to reflect our comparison of the years ended December 31, 2015 and 2014.

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

On January 20, 2016, we entered a Share Purchase Agreement with a series of buyers to sell 85% of the equity shares of SmartHeat Deutschland GmbH (“SmartHeat Germany”) for Euro 170,000 ($185,400).  SmartHeat Germany was treated as a discontinued operations in the Company’s consolidated results of operations for the years ended December 31, 2015 and 2014 under ASC 205-20-45-1E.

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

The economic conditions our subsidiaries faced in recent years, made it impossible for our subsidiaries to pay dividends to our US parent company, which is dependent upon such dividends to meet its financial obligations. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as detailed in Note 17 to our financial statements. As a result, we sought alternative sources of capital for our US parent company. On July 27, 2012, we entered into a secured, revolving credit facility with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha. Jane Ai, our Corporate Secretary, is also a part owner of Northtech. As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed due on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we repaid $1,300,000 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders. On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, we entered into second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10%, compounded quarterly, effective January 1, 2013. On March 26, 2014, we gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 31, 2015. On July 14, 2014, we entered the third amendment to the Credit Agreement with Northtech; the Amendment modifies the definition of “Average Share Price” in the Credit Agreement to decrease the minimum and maximum values for the “Average Share Price,” by 20% each from $0.50 to $0.40 and from $3.50 to $2.80, respectively. The Amendment also increases the maximum line which may be borrowed under the Credit Agreement from $2,500,000 to $3,250,000 and extends the maturity date for amounts borrowed from April 30, 2014 to October 31, 2015.  On December 28, 2015, we entered into the Fourth Amendment to the Credit and Security Agreement dated July 27, 2012, (as first amended on December 21, 2012 and subsequently amended on August 23, 2013, and July 14, 2014, between the Company and Northtech).  The Amendment provides that we will repay $1,600,000 of the outstanding principal and Northtech will extend the maturity date to July 31, 2016 in exchange for an extension fee of $100,000, 1,500,000 shares of common stock of SmartHeat, par value $.001 per share, which shall be restricted stock and a 10% Convertible Preferred Stock of its wholly owned subsidiary Heat HP, Inc. (“Heat HP”) representing 20% of the voting power of Heat HP, having a conversion, redemption and liquidation value of $1,000,000 and a 10% cumulative dividend accruing and payable quarterly ($25,000 per quarter).  In addition, the parties agreed to adjust the minimum conversion/exchange price in the Amendment from $.40 to $.20 per share and the maximum conversion/exchange price from $2.80 to $1.40 to reflect the current market conditions of the stock.  The new maximum credit line was reduced to $2,500,000.  As of December 31, 2015 and 2014, the outstanding credit line payable to Northtech was $2,455,335 and $2,749,335, respectively.  As of December 31, 2015, Northtech owns 43.5% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis.

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

Principles of Consolidation

For the year ended December 31, 2015, the accompanying consolidated financial statements include SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Germany, SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.” For the year ended December 31, 2014, the accompanying consolidated financial statements include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, SmartHeat Germany, SmartHeat Pump, and Heat Exchange.. All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances of $1.41 million and $39.26 million at December 31, 2015 and 2014, respectively.

Revenue Recognition

Our revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and HPs are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue under “Advance from customers.” As a result of 100% Stock Sale of certain subsidiaries effective December 31, 2014, the Company only sold few PHEs but was concentrating on heat pumps business for the year ended December 31, 2015.

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

We charge for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. We recognize such revenue when service is provided. For the years ended December 31, 2015 and 2014, revenue from after-sales services after the expiration of the warranty period was $120,197 and $215,867, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2015 and 2014, there was no significant impairment of its long-lived assets.

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

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes". The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Results of Operations

Year ended December 31, 2015 Compared to the Year ended December 31, 2014

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2015		2014
	$	% of Sales	$	% of Sales
Sales	$2,629,500		$5,219,210
Cost of sales	5,931,602	226%	4,817,390	92%
Gross profit (loss)	(3,302,102)	(126)%	401,820	8%
Operating expenses	3,829,905	146%	4,213,051	81%
Loss from operations	(7,132,007)	(271)%	(3,811,231)	(73)%
Non-operating income (expenses), net	(323,162)	(12)%	103,181	2%
Income tax expense (benefit)	(22,043)	(1)%	48,717	1%
Loss from continuing operations	(7,433,126)	(283)%	(3,756,767)	(72)%
Foreign currency translation gain on sold entities	11,915,632	453%	-	-%
Loss from operations of discontinued entities, net of tax	(491,629)	(19)%	(9,129,047)	(175)%
Loss on disposal of discontinued entities, net of tax	(47,151,307)	(1793)%	-	-%
Less: loss attributable to noncontrolling interest from continuing operations	(21,828)	(1)%	(18,665)	(0.4)%
Less: loss attributable to noncontrolling interest from discontinued operations, net of tax	(5,900)	-%	(3,299,161)	(63)%
Net Loss to SmartHeat Inc.	$(43,132,702)	(1640)%	$(9,567,988)	(183)%

Sales. Net sales in the year ended December 31, 2015, were $2.63 million, while net sales in the year ended December 31, 2014, were $5.22 million, an overall decrease of $2.59 million or 50%. The 50% decrease in total revenue was due primarily to the decrease in sales of both PHEs and heat pumps in the year ended December 31, 2015, compared to the same period of 2014.

Cost of Sales. Cost of sales (“COS”) was $5.93 million in the year ended December 31, 2015, compared to $4.82 million in the comparable period of 2014, an increase of $1.11 million or 23%. The increase in our COS is attributable to increased provision for inventory impairment for Sandeke. COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 54% of total cost, while factory overhead cost was 38% and labor was 9% during the year ended December 31, 2015. Materials cost was 57% of total cost, while factory overhead cost was 38% and labor was 5% during the year ended December 31, 2014.  Our materials cost as a percentage of total costs decreased to 54% from 57% as a result of decreased raw material price. Our products are custom-made; the raw material prices vary based on the place of origin, which was chosen at customers’ choice. The COS as a percentage of sales was 226% in the year ended December 31, 2015 compared with 92% for the same period of 2014 due to increased provision for inventory impairment and decreased selling price resulting from increased competition.

We performed an inventory impairment assessment as of December 31, 2015 and 2014, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment allowance of $5,302,189 and $18,528,631 as of December 31, 2015 and 2014, respectively. We recorded inventory impairment provision of $3.29 million for the year ended December 31, 2015, compared to $7.15 million for the same period of 2014.

Gross Profit (Loss). Gross loss was $3.30 million in the year ended December 31, 2015, compared to gross profit of $0.40 million in the comparable period of 2014. Gross margin was (126)% and 8% for the years ended December 31, 2015 and 2014 respectively.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $3.83 million in the year ended December 31, 2015, compared to $4.21 million in the comparable period of 2014, a decrease of $0.38 million or 9%. Operating expenses as a percentage of sales were 146% in the year ended December 31, 2015, compared to 81% in the comparable period of 2014. The decrease in operating expenses was mainly due to decreased selling, general and administrative expense of $3.81 million for the year ended December 31, 2015 as a result of decreased sales, compared with $4.31 million selling, general and administrative expense for the year ended December 31, 2014.  Although we had $4.71 million reversal of provision for bad debts for the year ended December 31, 2014  but we had provision for advance to suppliers of $4.61 million  for the year ended December 31, 2014 while there was $0 for the year ended December 31, 2015.

Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due.

Non-Operating Income (Expenses), net. Our net non-operating expenses for the year ended December 31, 2015 was $0.32 million compared to net non-operating income of $0.10 million for the comparable period of 2014, an increase of expenses of $0.43 million or 413%. The increase in non-operating expenses was due mainly to increased interest expense of $0.37 million and decreased net other income of $0.12 million for the year ended December 31, 2015, compared to interest expense of $0.21 million and net other income of $0.46 million (mainly from government subsidy) for the comparable period of 2014.

Loss from Discontinued Operations. We had loss from discontinued operations of $47.15 million including loss on sale of SmartHeat Germany of $0.49 million and loss on sale of 100% equity interest of Taiyu, Siping, Shenyang Energy, Ruicheng, and Xinrui of $47.15 million, with cumulative foreign currency translation gain of $11.92 million on sold entities for the year ended December 31, 2015, compared to loss from discontinued operations of $9.13 million for the comparable period of 2014.

On January 20, 2016, we entered a Share Purchase Agreement with a series of buyers to sell 85% of the equity shares of SmartHeat Deutschland GmbH (“SmartHeat Germany”) for Euro 170,000 ($185,400).  SmartHeat Germany was treated as a discontinued operations in the Company’s consolidated results of operations for the years ended December 31, 2015 and 2014 under ASC 205-20-45-1E.

Net Loss. Our net loss for the year ended December 31, 2015 was $43.13 million compared to net loss of $9.57 million for the comparable period of 2014, an increase of $33.56 million or 351%. Net loss as a percentage of sales was 1640% in the year ended December 31, 2015, and net loss as a percentage of sales was 183% in the comparable period of 2014. This increase in net loss was mainly attributable to loss on sale of 100% equity interest of Taiyu, Siping, Shenyang Energy, Ruicheng, and Xinrui in the year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and equivalents of $1.74 million. Working capital was $2.02 million at December 31, 2015. The ratio of current assets to current liabilities was 1.40:1 at December 31, 2015.

The Company had revolving line of credit providing for borrowings of up to $2.50 million with maturity on July 31, 2016, to address the cash needs of the Company’s US parent. The outstanding balance under the Credit Agreement as of December 31, 2015 was $2.46 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2015 and 2014:

	2015	2014
Cash provided by (used in):
Operating activities	$(3,361,546)	$(3,804,267)
Investing activities	$(9,613,581)	$3,965,887
Financing activities	$1,206,000	$68,663

Net cash flow used in operating activities was $3.36 million in the year ended December 31, 2015, compared to net cash flow used in operating activities of $3.80 million in the comparable period of 2014. The decrease in net cash outflow in operating activities was due mainly to decreased cash outflow for other receivable of $1.64 million in the year ended December 31, 2015, compared with $4.20 million in 2014, as well as less payment for inventory, despite we had decreased cash inflow from accounts receivable of  $0.66 million in the year ended December 31, 2015, compared with $$4.85 million in 2014, resulting from 100% equity interest sale of certain subsidiaries in 2015.

Net cash flow used in investing activities was $9.61 million in the year ended December 31, 2015, compared to net cash provided by investing activities of $3.97 million in the comparable period of 2014. In the year ended December 31, 2015, we had $9.49 million cash disposed for sale of equity interest on certain subsidiaries, $0.17 million cash outflow for notes receivable, and $0.02 million cash outflow for purchase of fixed assets, but offset with $0.06 million cash inflow from changes in restricted cash; while in the same period of 2014, we had $0.48 million cash inflow from note receivable, $10.32 million cash inflow from government refund of land use right of HEAT Energy, $0.13 million cash inflow from assets disposal, and $1.38 million cash inflow from sale of equity interest on certain subsidiaries, offset with $0.87 million cash outflow for purchase of fixed assets, $7.42 million cash outflow from changes in restricted cash, and $0.06 million cash outflow from construction in progress.

Net cash provided by financing activities was $1.21 million in the year ended December 31, 2015, compared to $0.07 million cash provided by financing activities in the comparable period of 2014. The cash inflow in the year ended December 31, 2015 consisted primarily of proceeds from a credit line of $1.21 million. In the year ended December 31, 2014, we had proceeds from a credit line of $1.45 million and proceeds from short-term loans of $28.87 million, but offset with repayment on short-term loans of $30.26 million.

As of December 31, 2015, we had gross accounts receivable (including retention receivable) of $2,260,951, of which $152,743 was with aging within 30 days, $320,124 with aging between 31 and 90 days, $358,735 with aging between 91 and 180 days, $1,429,349 with aging between 181 and 360 days, and $0 with aging over 360 days. At December 31, 2015, net accounts receivable was $673,186, or gross accounts receivable (including retention receivable) of $2,260,951 less bad debt allowance of $1,413,516, and gross retention receivables of $174,249.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and acting principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015, because of a material weakness related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Oliver Bialowons	47	President and Director
Yingkai Wang	43	Acting Chief Accountant
Kenneth Scipta	74	Director
Weiguo Wang	50	Director
Xin Li	42	Director
Qingtai Kong	69	Director

Oliver Bialowons, President and Director

Oliver Bialowons was appointed as a Director and as President of the Company on May 25, 2012, to fill the roles formerly held by Jun Wang. Mr. Bialowons brings more than 20 years of experience as a turnaround executive to the Board of Directors and management of the Company. He is chief executive officer of Bialowons & Associates GmbH.  In 2009, Mr. Bialowons recently served as Chairman of Bowe Bell Howell Inc., a financially stressed U.S. based manufacturer of industrial logistics equipment with worldwide operations and distribution. Mr. Bialowons directed the restructuring of Boewe Bell Howell’s business and eventual sale of the Bell Howell business to Bell and Howell, LLC, a portfolio company of Versa Capital Management, LLC. Mr. Bialowons continued to serve as Chairman of Bowe Bell Howell in the United States until March of 2012. Since March of 2012, Mr. Bialowons has also served as the Chief Executive Officer of IHR Platz in Germany. From 2008 to 2010, Mr. Bialowons was Chief Executive Officer of Boewe Systec AG and Wanderer Werke AG, and from 2007-2008 he was Chief Operating Officer of neckermann.de GmBH.  Prior to 2007, Mr. Bialowons held various management positions at Mitsubishi Motors Corp. and DaimlerChrysler AG.

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

Procedures for Shareholder Recommendations of Nominees to the Board of Directors

During 2015, there were no material changes to the procedures described in our Proxy Statement relating to the 2014 Annual Meeting of Shareholders by which shareholders may recommend nominees to our Board of Directors.

Code of Ethics

Our Board of Directors has adopted a Code of Conduct, which applies to all of our directors, officers and employees that constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act. The purpose of the Code of Conduct is to promote honest and ethical conduct. The Code of Conduct is posted on our website located at www.smartheatinc.com and is available in print, without charge, upon written request to SmartHeat Inc. at A-1, 10, Street 7, Shenyang Economic and Technological Development Zone, Shenyang, China 110141, Attn: Corporate Secretary. We intend to disclose any future amendments to our Code of Conduct, and any waivers of provisions of the Code of Conduct required to be disclosed under the rules of the SEC, on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Northtech, Inc. did not file an amendment to Schedule 13D in 2015 with respect to the grant of 1,500,000 shares of stock in connection with the Fourth Amendment to the Credit Agreement. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all such Section 16(a) filing requirements were timely met during 2015.

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

Executive Compensation

The following table sets forth information concerning the compensation for the years ended December 31, 2014 and 2015, of each of our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
Oliver Bialowons	2015	100,000	-	-	-	-	-	-	100,000
President	2014	100,000	-	-	-	-	-	-	100,000
Yingkai Wang	2015	21,242	-	-	-	-	-	-	21,242
Acting Chief Accountant	2014	21,242	-	-	-	-	-	-	21,242

(1)
Amounts shown reflect aggregate grant date fair value of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by selling the stock or exercising the options.

The following table sets forth information concerning the outstanding equity awards held by each of our named executive officers at December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End for 2015

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

Change-In-Control and Separation Agreements

Our agreement with Mr. Bialowons does not call for any for payments or benefits in connection with the resignation, severance, retirement or other termination.

We do not have any other existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2015.

Director Compensation Table for 2015

	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Name	($)	($)	($)	($)
Kenneth Scipta	25,000	-	2,500	27,500
Weiguo Wang	12,000	-	-	12,000
Xin Li	17,910	-	-	17,910
Qingtai Kong	3,750	-	-	3,750

Our independent directors receive cash compensation, paid in equal quarterly installments, for their service. In addition, at the discretion of the non-interested members of the Compensation Committee, independent directors are eligible to receive bonuses for service to our company outside the normal duties as a director and grants of options to purchase our common stock under the 2010 Equity Incentive Plan. Messrs. Li and Kong receive compensation of $17,910 and $3,750 per year, respectively, paid in equal quarterly installments. Mr. Scipta received $25,000 per year in 2015 and $30,000 per year in 2016, paid in equal quarterly installments. We do not compensate our non-independent directors for serving as our directors. All directors are eligible to receive reimbursement of expenses incurred with respect to attendance at board meetings and meetings of committees thereof, which is not included in the above table. We do not maintain a medical, dental or retirement benefits plan for the directors. On March 27, 2014, Ken Scipta was granted 50,000 shares of our common stock.

The directors may determine remuneration to be paid to the directors with interested members refraining from voting. The Compensation Committee will assist the directors in reviewing and approving the compensation structure for the directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of March 31, 2016, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

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

As of March 31, 2016, there were 8,283,399 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Northtech Holdings Inc. Mill Mall 5, Wickhams Cay 1 P.O. Box 3085 Road Town, Tortola British Virgin Islands	3,600,000	(1)	43.46%
Beijing YSKN Machinery & Electronic Equipment Co., Ltd. Rm 1106, Huapu International Plaza No.19, Chaowai Street, Chaoyang District Beijing, China	680,800	(2)	8.2%

Directors and Named Executive Officers
Oliver Bialowons	200,000		2.1%
Kenneth Scipta	50,000		0.06%
All Directors and Named Executive Officers as a Group (2 Persons)	250,000		2.16%

*           Represents less than 1% of shares outstanding.

(1)	Disclosed on the Schedule 13D for Northtech Holdings filed on March 7, 2013, as amended on August 29, 2013 and Form 4 filed on 7/28/2015 and records obtained from the transfer agent.
(2)
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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding all equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2016.

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

On December 30, 2014, the Company closed the transactions contemplated by the Equity Interest Purchase Agreement discussed above (See Sale of Equity Interests). The buyers consist of a group of 25 natural persons, all of whom are PRC. citizens, including Wen Sha, Jun Wang and Xudong Wang, managers of the Company’s subsidiaries engaged in the PHE segment of its business, and Huajuan Ai and Yingkai Wang, the Company’s Corporate Secretary and Acting Chief Accountant, respectively.

Except as disclosed above, there were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during 2015 or 2014, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected MJF & Associates as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal year ending December 31, 2016. MJF & Associates has served as our independent accountant since January 12, 2015. The following table presents the aggregate fees billed for professional services rendered by MJF & Associates for the years ended December 31, 2014 and 2015.

	2015	2014
Audit Fees
MJF	132,000	$162,000

Audit-related fees
		-
Tax fees	-	-
All other fees	-	-

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

SMARTHEAT INC.

Consolidated Financial Statements
Years Ended December 31, 2015 and 2014

Love
In All We Do

MJF

& Associates, APC

Certified Public Accountants & Management Consultants

A Member Firm of MJF International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SmartHeat Inc

We have audited the accompanying consolidated balance sheet of SmartHeat Inc as of December 31, 2015 and December 31, 2014, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. SmartHeat Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SmartHeat Inc as of December 31, 2015 and December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring losses from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF & Associates
Los Angeles, California
July 20, 2016

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2015	DECEMBER 31, 2014
ASSETS

CURRENT ASSETS
Cash and equivalents	$1,736,971	$13,682,624
Restricted cash	-	9,913,104
Accounts receivable, net	673,186	16,052,184
Retentions receivable, net	15,183	1,309,057
Advances to suppliers, net	6,070	2,417,949
Other receivables (net), prepayments and deposits	1,356,767	5,068,411
Inventories, net	3,053,189	49,349,195
Taxes receivable	7,986	325,252
Notes receivable - bank acceptances	162,327	2,271,131

Total current assets	7,011,679	100,388,907

NONCURRENT ASSETS
Long term investment	-	29,540
Restricted cash	-	123,002
Property and equipment, net	916,245	1,995,520
Intangible assets, net	423,505	576,999
Construction in progress	-	84,533

Total noncurrent assets	1,339,750	2,809,594

TOTAL ASSETS	$8,351,429	$103,198,501

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$224,389	$7,384,756
Advances from customers	1,156,178	2,714,603
Taxes payable	32,507	196,246
Accrued liabilities and other payables	3,577,891	19,319,461
Notes payable - bank acceptances	-	1,401,530
Loans payable	-	25,111,702

Total current liabilities	4,990,965	56,128,298

CREDIT LINE PAYABLE	2,455,335	2,749,335

DEFERRED TAX LIABILITY	15,238	66,024

TOTAL LIABILITIES	7,461,538	58,943,657

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 75,000,000 shares authorized, 8,283,399 and 6,783,399 shares issued and outstanding as of December 31, 2015 and 2014, respectively	8,283	6,783
Paid-in capital	98,435,254	87,500,456
Statutory reserve	780,682	5,389,057
Accumulated other comprehensive income	12,495,370	8,549,568
Accumulated deficit	(118,011,345)	(76,198,760)

Total Company stockholders' equity (deficit)	(6,291,756)	25,247,104

NONCONTROLLING INTEREST	7,181,647	19,007,740

TOTAL EQUITY	889,891	44,254,844

TOTAL LIABILITIES AND EQUITY	$8,351,429	$103,198,501

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31,
	2015	2014

Net sales	$2,629,500	$5,219,210
Cost of sales	5,931,602	4,817,390

Gross income (loss)	(3,302,102)	401,820

Operating expenses
Selling	1,541,933	1,815,133
General and administrative	2,269,603	2,493,529
Provision (reversal of provision) for bad debts	18,369	(4,709,372)
Provision for advance to suppliers	-	4,613,761

Total operating expenses	3,829,905	4,213,051

Loss from operations	(7,132,007)	(3,811,231)

Non-operating income (expenses)
Interest income	6,036	9,408
Interest expense	(372,703)	(214,490)
Financial expense	(76,960)	(151,564)
Other income, net	120,465	459,827

Total non-operating income (expenses), net	(323,162)	103,181

Loss before income tax (benefit)	(7,455,169)	(3,708,050)

Income tax expense (benefit)	(22,043)	48,717

Loss from continuing operations	(7,433,126)	(3,756,767)

Cumulative foreign currency translation gain on disposed entities	11,915,632	-

Loss from operations of discontinued entities, net of tax	(491,629)	(9,129,047)

Loss on disposal of discontinued entities, net of tax	(47,151,307)	-

Net loss including noncontrolling interest	(43,160,430)	(12,885,814)

Less: loss attributable to noncontrolling interest from continuing operations	(21,828)	(18,665)

Less: loss attributable to noncontrolling interest from discontinued operations, net of tax	(5,900)	(3,299,161)

Net loss to SmartHeat Inc.	(43,132,702)	(9,567,988)

Other comprehensive item
Foreign currency translation loss attributable to discontinued operations	(334,658)	(466,182)
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	(565,207)	9,673
Foreign currency translation gain (loss) attributable to noncontrolling interest	6,986,976	(1,020)

Comprehensive loss attributable to SmartHeat Inc.	$(44,032,567)	$(10,024,497)

Comprehensive gain (loss) attributable to noncontrolling interest	$6,959,248	$(3,318,846)

Basic and diluted weighted average shares outstanding	6,799,837	6,564,084

Basic and diluted loss per share from continuing operations	$(1.09)	$(0.57)

Basic and diluted loss per share from discontinued operations	$(5.25)	$(0.89)

Basic and diluted net loss per share	$(6.34)	$(1.46)

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(43,160,430)	$(12,885,814)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Investment loss (gain)	-	(2,808)
Depreciation and amortization	441,431	816,240
Provision for bad debts	18,369	(6,950,613)
Provision for inventory impairment	3,293,870	7,145,929
Provision for advances to suppliers	-	5,756,939
Changes in warranty reserves	2,777	(44,518)
Gain on debt waiver	(8,790,015)	-
Gain on issuance of stock	-	(130,000)
Gain on disposal of fixed assets	-	(124,153)
Loss on sale of equity interest	44,025,690	-
Stock based compensation for shares issued to officers and director	-	37,500
Changes in deferred tax	(48,978)	48,717
(Increase) decrease in assets and liabilities:
Accounts receivable	660,356	4,846,488
Retentions receivable	64,415	779,325
Advances to suppliers	8,327	656,818
Other receivables, prepayments and deposits	(1,644,882)	(4,199,351)
Inventories	473,025	(498,765)
Taxes receivable	19,913	653,891
Accounts payable	(261,194)	(439,247)
Advances from customers	(102,621)	(2,872,095)
Accrued liabilities and other payables	1,638,401	3,601,250

Net cash used in operating activities	(3,361,546)	(3,804,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	64,765	(7,421,563)
Cash received (disposed) from equity interest sale	(9,490,641)	1,383,666
Cash received from assets disposal	-	130,227
Acquisition of property and equipment	(18,467)	(867,851)
Government refund of land use right	-	10,322,150
Construction in progress	-	(57,020)
Notes receivable	(169,238)	476,278

Net cash provided by (used in) investing activities	(9,613,581)	3,965,887

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	-	28,874,261
Repayment on bank loans	-	(30,255,598)
Change in credit line payable	1,206,000	1,450,000

Net cash provided by financing activities	1,206,000	68,663

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(176,526)	(150,058)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(11,945,653)	80,225

CASH AND EQUIVALENTS, BEGINNING OF YEAR	13,682,624	13,602,399

CASH AND EQUIVALENTS, END OF YEAR	$1,736,971	$13,682,624

Supplemental cash flow data:
Income tax paid	$-	$12,719
Interest paid	$-	$1,851,127

Supplemental disclosure of non-cash financing activities:
Debts settled through shares issuance	$1,500,000	$-

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common stock
	Shares	Amount	Paid in capital	Statutory reserves	Accumulated other comprehensive income	Accumulated deficit	Total	Noncontrolling interest

Balance at January 1, 2014	6,133,399	6,133	87,393,605	5,389,057	8,991,269	(66,630,772)	35,149,293	22,341,394

Shares issued to officers and directors	250,000	250	37,250	-	-	-	37,500	-

Shares issued for loan extension fee	400,000	400	69,600	-	-	-	70,000	-

Net loss for year	-	-	-	-	-	(9,567,988)	(9,567,988)	(3,317,826)

Transfer to statutory reserves	-	-	-	-	-	-	-	-

Foreign currency translation loss	-	-	-	-	(441,701)	-	(441,701)	(15,828)

Balance at December 31, 2014	6,783,399	6,783	87,500,456	5,389,057	8,549,568	(76,198,760)	25,247,104	19,007,740

Sale of 100% equity interest in certain subsidiaries	-	-	16,423,553	-	4,849,732	(3,288,258)	17,985,027	(18,789,406)

Shares issued for loan extension fee	250,000	250	99,750	-	-	-	100,000	-

Shares issued for debt repayment	1,250,000	1,250	1,498,750	-	-	-	1,500,000	-

Net loss for year	-	-	-	-	-	(43,132,702)	(43,132,702)	(27,728)

Reclassification of 20% of net equity of HEAT HP Inc. to noncontrolling interest resulting from Northtech loan repayment with 20% of the issued and outstanding common stock of HEAT HP Inc.	-	-	(7,087,255)	-	84,818	-	(7,002,437)	7,002,437

Reclassification of statutory reserves of disposed entities to retained earnings as a result of 100% equity interest sale	-	-	-	(4,608,375)	-	4,608,375	-	-

Foreign currency translation loss	-	-	-	-	(988,748)	-	(988,748)	(11,396)

Balance at December 31, 2015	8,283,399	$8,283	$98,435,254	$780,682	$12,495,370	$(118,011,345)	$(6,291,756)	$7,181,647

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

Principles of Consolidation

For the year ended December 31, 2015, the accompanying consolidated financial statements include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Germany, SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.” For the year ended December 31, 2014, the accompanying consolidated financial statements include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries Taiyu, SanDeKe, SmartHeat Siping, Jinhui, SmartHeat Investment, SmartHeat Energy, SmartHeat Trading, SmartHeat Germany, SmartHeat Pump, and Heat Exchange. All significant intercompany accounts and transactions were eliminated in consolidation.

Going Concern

The Company has incurred significant recurring losses from operations in the past several years, including a net loss from continuing operations of $7.43 million for the year ended December 31, 2015. In addition, the Company recognized a loss of $35.24 million from the 100% equity interest sale on the entities sold, including foreign currency translation gain of $11.92 million. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. However, since demand in China for heat pump products is increasing, the Company will put more resources and efforts to grow its heat pump business after completing the operational restructuring due to disposing of its PHE business. The Company expects to be able to obtain necessary bank loans for expanding the HP business.

Equity Method Investee

After the 40% equity interest sale on December 30, 2013, the Company owned 30.6% of Ruicheng (See Note 9) and 27.6% of XinRui for 2014, which were accounted for under the equity method of accounting (FASB ASC Subtopic 323-30). The investment was recorded at the original cost, and the investment increased with income and decreased for dividends and losses accrued by the Company. On December 31, 2014, the Company sold the remaining 60% equity interest on Ruicheng and XinRui.

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

The sale of 40% equity interest of Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng and Xinrui (See Note 9) on December 30, 2013 resulted a 40% noncontrolling interest of the Company for 2014; and after the sale of remaining 60% of equity interest on December 31, 2014, the Company now owns 0% of Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng and Xinrui.

On July 27, 2012, the Company entered into a secured, revolving credit facility under the terms of a Secured Credit Agreement with Northtech Holdings Inc., a British Virgin Islands business corporation (“Northtech”) for the Company’s working capital needs.  On December 28, 2015, the Company entered into the Fourth Amendment to the Credit and Security Agreement dated July 27, 2012, as first amended on December 21, 2012 and subsequently amended on August 23, 2013, and July 14, 2014, between the Company and Northtech (see Note 14).  Under the Fourth Amendment, SmartHeat paid loan repayment of $1,000,000, represented by such number of shares of Series A Preferred Stock of Heat HP convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis, with a conversion, redemption and liquidation value of $1,000,000, and a 10% cumulative dividend accruing and payable quarterly ($25,000 per quarter).  Accordingly, Northtech became the 20% noncontrolling interest of Heat HP Inc.

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

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2015 and 2014, the Company maintained restricted cash deposits in several bank accounts for the purposes described below.

	2015	2014
	(In millions)
Support of performance guarantee	$-	$0.41
Support of bank acceptance	-	0.70
Support of letter of credit	-	0.21
Financial product *	-	8.59
Total restricted cash - current	$-	$9.91
Performance guarantee - noncurrent	$-	$0.12

* Financial product mainly consisted of one certificate of deposit from a commercial bank in the PRC for RMB 40 million ($6.54 million), which was entered into on November 27, 2014 with maturity on January 7, 2015. The financial product had an expected annual interest rate of 4.5%.

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of December 31, 2015 and 2014, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Germany	Total
December 31, 2015	$6,822	$1,575,771	$154,378	$1,736,971
December 31, 2014	$68,103	$13,118,523	$495,998	$13,682,624

Accounts and Retentions Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1.41 million and $39.26 million at December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, the Company had retentions receivable from customers for product quality assurance of $0.17 million and $3.64 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date of the products and the number of heating seasons that the warranty period covers. The Company had allowances of $0.16 million and $2.33 million at December 31, 2015 and 2014, respectively.

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

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material and equipment for production. The advances are interest-free and unsecured. As of December 31, 2015 and 2014, the Company had allowances for advances to suppliers of $2.29 million and $5.17 million, respectively.

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

As part of inventory impairment analysis, the Company performs an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. The Company collects information about delayed and canceled contracts and meets with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that the Company does not expect to be reinstated and contracts for which the Company has been unable to find substitute customers become impaired. Following the completion of the impairment analysis, the Company had inventory impairment allowance of $5.30 million and $18.53 million as of December 31, 2015 and 2014, respectively. The Company recorded inventory impairment provision of $3.29 million and $7.15 million for the years ended December 31, 2015 and 2014, respectively, which was included in the cost of sales.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2015 and 2014, there was no significant impairment of its long-lived assets.

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

Activity in the Company’s warranty reserve from January 1, 2014, to December 31, 2015, is as follows:

	2015	2014
Beginning balance	$472,558	$472,558
Provisions	-	338,589
Actual costs incurred	(67,275)	(338,589)
Reversal of warranty reserve due to disposal of subsidiaries	(405,283)	-
Ending balance in current liabilities (Note 12)	$-	$472,558

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the years ended December 31, 2015 and 2014, were $0 and $723,910, respectively.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of operation. At December 31, 2015, the Company had not taken any significant uncertain tax position on its tax returns for 2014 or prior years, or in computing its tax provision for 2015.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and heat pumps are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue under “Advance from customers.” For the year ended December 31, 2015, the Company only sold PHEs and heat pumps.

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

Sales returns and allowances were $0 for the years ended December 31, 2015 and 2014. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when the service is provided. For the years ended December 31, 2015 and 2014, revenue from after-sales services after the expiration of the warranty was $120,197 and $215,867, respectively. Such revenue was recorded in other income.

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

Basic and diluted shares outstanding are the same for each of the years ended December 31, 2015 and 2014, because the convertible securities outstanding, consisting of unexercised options issued to the Company’s directors and an officer, were anti-dilutive and, accordingly, were excluded from the computation of diluted loss per share. At December 31, 2015 and 2014, no options and options to purchase 2,500 shares of common stock were outstanding and exercisable, respectively.

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

As of December 31, 2015 and 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

RMB to USD and EUR to USD exchange rates in effect as of December 31, 2015 and 2014, and the average exchange rates for the years ended December 31, 2015 and 2014 are as following. The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange (“SAFE”) of the PRC. The exchange rates used in translation from EUR to USD were published by OANDA Rates.

	Average Exchange Rate For the Years Ended		Balance Sheet Date Exchange Rate
	12/31/15	12/31/14	12/31/15	12/31/14
RMB - USD	6.2284	6.1431	6.4936	6.1190

EUR - USD	0.9006	0.7525	0.9169	0.8266

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

As a result of the 100% Stock Sale of certain subsidiaries effective December 31, 2014, the Company is now concentrating on heat pump business, whereas the PHE business is very limited and will be gradually ceased. For the year ended December 31, 2015, sales of PHEs was $368,973 and sales of heat pumps was $4,162,254.   Both businesses report to the same executives. Accordingly, there was no segment reporting for the year ended December 31, 2015 due to immaterially of PHE segment.

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

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes". The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

As of December 31, 2015, there is no recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the Company’s net loss or stockholders’ equity.

3. INVENTORIES, NET

Inventories at December 31, 2015 and 2014, were as follows:

	2015	2014
Raw materials	$6,399,057	$47,748,997
Work in process	509,231	8,473,197
Finished goods	1,447,090	11,655,631
Total	8,355,378	67,877,825
Inventory allowance	(5,302,189)	(18,528,630)
Inventories, net	$3,053,189	$49,349,195

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payments. The Company discounted the commercial notes with the banks or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than nine months. As of December 31, 2015 and 2014, the Company was contingently liable for the notes endorsed to vendors of $0 and $0.92 million, respectively.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at December 31, 2015 and 2014, respectively:

	2015	2014
Advances to unrelated third party companies	$599,605	$14,212,310
Deposit for public bids of sales contracts	-	168,235
Prepayment for freight, related insurance, advertisement and consulting expenses	100,000	287,998
Other deposits	-	60,185
Advances to employees	341,101	1,334,715
Other	359,664	676,157
Total	1,400,370	16,739,600
Less: bad debt allowance	(43,603)	(11,671,189)
Other receivables (net), prepayments and deposits	$1,356,767	$5,068,411

As of December 31, 2015, advances to unrelated third party companies were short-term unsecured advances due within a year. As of December 31, 2014, advances to unrelated third party companies included an advance to Siping Beifang of RMB 22.13 million ($3.60 million) that was non-interest bearing and with due date extended to the end of 2016. The Company had bad debt allowance of $3.60 million for advance to Siping Beifang as of December 31, 2014.

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

Other receivables (net), prepayments and deposits are reimbursed or settled within 12 months.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2015 and 2014:

	2015	2014
Buildings	$-	$4,967,230
Production equipment	1,583,894	9,134,092
Office equipment	197,828	1,139,249
Vehicles	230,237	932,657
Total	2,011,959	16,173,228
Less: accumulated depreciation	(1,095,714)	(5,661,537)
Less: impairment	-	(8,516,171)
Property and equipment, net	$916,245	$1,995,520

Depreciation for the years ended December 31, 2015 and 2014 was $230,551 and $371,172, respectively.

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

Intangible assets consisted of the following at December 31, 2015 and 2014, respectively:

	Estimated Useful Life (In years)	2015	2014
Land use rights	50	$-	$4,134,587
Know-how technology	5–10	574,925	610,121
Software	5	152,455	460,899
Trademarks	7	280,310	297,471
Total		1,007,690	5,503,078
Less: accumulated amortization		(584,185)	(1,097,055)
Less: impairment of land use rights		-	(3,829,024)
Intangible assets, net		$423,505	$576,999

Amortization of intangible assets for the years ended December 31, 2015 and 2014 was $135,253 and $267,810, respectively.  Annual amortization for the next five years from December 31, 2015 is expected to be $134,801, $121,569, $71,657, $63,139 and $32,339 thereafter.

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

10. TAXES RECEIVABLE

Taxes receivable consisted of the following at December 31, 2015 and 2014:

	2015	2014
Income	$-	$180,111
Value-added	5,706	122,816
Other	2,280	22,325
Taxes receivable	$7,986	$325,252

11. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2015 and 2014:

	2015	2014
Income	$26,934	$-
Value-added	3,967	160,033
Other	1,606	36,213
Taxes payable	$32,507	$196,246

12. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2015 and 2014:

	2015	2014
Advances from third parties	$335,070	$3,273,985
Payable to Siping Beifang	-	2,368,285
Payable for equipment purchase	-	326,688
Payable to employees	-	226,308
Customer deposit	-	2,977,447
Refund of land use right purchased	-	4,816,685
Other	1,415,585	2,805,560
Warranty reserve (See Note 2)	-	472,558
Accrued expenses	1,827,236	2,051,945
Total accrued liabilities and other payables	$3,577,891	$19,319,461

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

As of December 31, 2015, accrued expenses mainly consisted of accrued property and land rental fee of $1.75 million, and accrued payroll of $69,123. As of December 31, 2014, accrued expenses mainly consisted of accrued property and land rental fee of $1.23 million, accrued payroll of $0.36 million, accrued welfare, interest and utility. The accrued rental fee represented the office and factory lease of HeatPump from Shenyang Economic and Technological Development Zone State-owned Assets Management Co., Ltd., who is the minority shareholder of HeatPump, there was no contract for the lease and the lease was on a month-to-month basis.

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

Holding Company Credit Agreement – Credit Line Payable (Related Party Transaction)

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

On December 28, 2015, the Company entered into the Fourth Amendment to the Credit and Security Agreement dated July 27, 2012, as first amended on December 21, 2012 and subsequently amended on August 23, 2013, and July 14, 2014, between the Company and Northtech.  The Amendment provides that SmartHeat to pay 1) an extension fee of $100,000 for Northtech extending the maturity date to July 31, 2016 and a loan re-payment of $500,000 of outstanding principal (for a total payment of $600,000), represented by the delivery by the Company of 1,500,000 restricted shares of Common Stock at a price of $0.40 per share; 2) loan repayment of $1,000,000, represented by such number of shares of Series A Preferred Stock of Heat HP convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis, with a conversion, redemption and liquidation value of $1,000,000, and a 10% cumulative dividend accruing and payable quarterly ($25,000 per quarter).  In addition, the parties agreed to adjust the minimum conversion/exchange price in the Amendment from $0.40 to $0.20 per share and the maximum conversion/exchange price from $2.80 to $1.40 to reflect the current market conditions of the stock.  The new maximum credit line was reduced to $2,500,000.

As of December 31, 2015, Northtech owns 43.5% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis.

15. DEFERRED TAX ASSET (LIABILITY)

As of December 31, 2015 and 2014, deferred tax asset (liability) consisted of the following:

	2015	2014
Deferred tax asset - current (bad debt allowance for accounts receivable)	$559,197	$6,361,682
Deferred tax asset - current (bad debt allowance for retention receivable)	39,766	364,697
Deferred tax asset - current (inventory impairment provision)	1,325,547	3,446,251
Deferred tax asset – current (bad debt allowance for other receivables)	10,901	2,822,959
Deferred tax asset – current (allowance for advance to supplier)	571,639	589,761
Deferred tax asset – current (reserve for warranty)	-	42,643
Deferred tax asset – noncurrent (NOL of US parent company)	19,603,968	2,931,171
Deferred tax asset – noncurrent (NOL of PRC subsidiaries)	3,746,826	3,781,687
Deferred tax asset – noncurrent (impairment loss on long – lived assets)	-	3,054,588
Less: valuation allowance	(25,857,844)	(23,395,439)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$(15,238)	$(66,024)

The Company recorded a 100% valuation allowance for all deferred tax assets due to the uncertainty of its realization.

16. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

SmartHeat, the parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $57.66 million at December 31, 2015, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the years ended December 31, 2015 and 2014:

	2015	2014
US statutory benefit rates	(34.0)%	(34.0)%
Tax rate difference	6.9%	8.0%
Effect of tax holiday	-%	5.0%
Other	(2.3)%	-%
Valuation allowance	29.1%	21.4%
Tax expense (benefit) per financial statements	(0.3)%	0.4%

The income tax expense (benefit) for the years ended December 31, 2015 and 2014, consisted of the following:

	2015	2014
Income tax expense - current	$26,935	$-
Income tax expense (benefit) - deferred	(48,978)	48,717
Total income tax expense (benefit), net	$(22,043)	$48,717

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

On December 28, 2015, the Company entered into the Fourth Amendment to the Credit and Security Agreement with Northtech. The Amendment provides that SmartHeat to repay 1) an extension fee of $100,000 for Northtech extending the maturity date to July 31, 2016 and a loan re-payment of $500,000 of outstanding principal (for a total payment of $600,000), represented by the delivery by the Company of 1,500,000 restricted shares of Common Stock at a price of $0.40 per share; 2) loan repayment of $1,000,000, represented by such number of shares of Series A Preferred Stock of Heat HP convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis, with a conversion, redemption and liquidation value of $1,000,000,.and a 10% cumulative dividend accruing and payable quarterly ($25,000 per quarter).  In addition, the parties agreed to adjust the minimum conversion/exchange price in the Amendment from $0.40 to $0.20 per share and the maximum conversion/exchange price from $2.80 to $1.40 to reflect the current market conditions of the stock.  The new maximum credit line was reduced to $2,500,000.

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

19. COMMITMENTS

Lease Agreements

The Company leased offices for its sales representatives in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the years ended December 31, 2015 and 2014 was $275,105 and $465,800, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. On April 12, 2010, SmartHeat Investment formed SmartHeat Energy, a wholly owned subsidiary in Shenyang with registered capital of $30 million, subsequently satisfied out of the registered capital of SmartHeat Investment, for the research, development, manufacturing and sale of energy products. As of December 31, 2015, the Company is committed to contributing the remaining $40 million in registered capital to SmartHeat Investment by the end of 2017. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date.

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

21. CONDENSED FINANCIAL INFORMATION OF US PARENT

SmartHeat Inc. is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Set forth below are condensed financial statements of SmartHeat Inc. (US Parent) on a stand-alone, unconsolidated basis as of December 31, 2015 and 2014.

CONDENSED BALANCE SHEETS

	2015	2014

ASSETS

Cash and equivalents	$6,822	$68,103
Investment in subsidiaries	(3,599,049)	26,229,140
Other current assets	2,309,205	3,852,973
TOTAL ASSETS	$(1,283,022)	$30,150,216

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued liabilities and other payables	$5,008,736	$6,292,228

STOCKHOLDERS' EQUITY:
Common stock	$8,283	$6,783
Additional paid-in capital	98,435,253	86,111,340
Statutory reserve	780,682	5,389,057
Other comprehensive income	12,495,369	8,549,568
Accumulated deficit	(118,011,344)	(76,198,760)
Total stockholders' equity	(6,291,758)	23,857,988
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$(1,283,022)	$30,150,216

CONDENSED STATEMENTS OF OPERATIONS

	2015	2014
Operating expenses
General and administrative expenses	$1,294,202	$1,375,270

Loss from operations	(1,294,202)	(1,375,270)

Non-operating expenses	(35,684,004)	(233,056)

Equity loss in subsidiaries	(6,154,495)	(7,959,661)

Total non-operating loss	(41,838,499)	(8,192,717)

Loss before income tax	(43,132,701)	(9,567,987)

Income tax	-	-

Net loss	$(43,132,701)	$(9,567,987)

CONDENSED STATEMENTS OF CASH FLOWS

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,132,701)	$(9,567,987)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	-	37,500
Gain on settlement of debt	(8,790,015)	-
Gain on issuance of stock	-	(130,000)
Amortization of loan origination and extension fee	75,627	148,566
Amortization of loan amendment fee paid by shares	-	28,685
Equity loss in subsidiaries	6,154,495	7,959,661
Loss on sale of equity interest	44,025,690	-
Increase in current liabilities	1,605,623	1,340,217

Net cash used in operating activities	(61,281)	(183,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit line payable	-	-

Net cash provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(61,281)	(183,358)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	68,103	251,461

CASH AND EQUIVALENTS, END OF YEAR	$6,822	$68,103

22. DISPOSAL OF SUBSIDIARIES

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

23. SUBSEQUENT EVENT
On January 20, 2016, the Company entered and closed a Share Purchase Agreement with a series of buyers to sell 85% of the equity shares of SmartHeat Deutschland GmbH (“SmartHeat Germany”) for Euro 170,000 ($185,400).  SmartHeat Germany was treated as a discontinued operations in the Company’s consolidated results of operations for the years ended December 31, 2015 and 2014 under ASC 205-20-45-1E, because A) Management having the authority to approve the action, commits to a plan to sell the entity to be sold.  B) The entity to be sold is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such entities to be sold.  C) An active program to locate a buyer or buyers and other actions required to complete the plan to sell the entity to be sold have been initiated.  D) The sale of the entity to be sold is probable, and transfer of the entity to be sold is expected to qualify for recognition as a completed sale, within one year.  E) The entity to be sold is being actively marketed for sale at a price that is reasonable in relation to its current fair value.  F) Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTHEAT INC.
(Registrant)

Date: July 20, 2016	By:	/s/ Oliver Bialowons
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

Signature	Title	Date

/s/ Oliver Bialowons	President and Director	July 20, 2016
Oliver Bialowons	(Principal Executive Officer)

/s/ Yingkai Wang	Acting Chief Accountant	July 20, 2016
Yingkai Wang	(Principal Financial and Accounting Officer)

/s/ Kenneth Scipta	Director	July 20, 2016
Kenneth Scipta

/s/ Weiguo Wang	Director	July 20, 2016
Weiguo Wang

/s/ Xin Li	Director	July 20, 2016
Xin Li

/s/ Qingtai Kong	Director	July 20, 2016
Qingtai Kong

EXHIBIT INDEX

Exhibit No.	Description
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

Amendment No. 4 to the Credit and Security Agreement between Northtech Holdings, Inc. and SmartHeat dated December 28, 2015
21.1†	Subsidiaries of the Registrant
24.1†	Power of Attorney (Included on the Signature Page of the Annual Report on Form 10-K filed on July 20, 2016)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#           Indicates management contract or compensatory plan, contract or arrangement.
†           Filed herewith.
‡           Furnished herewith.