Form 10-Q
period 2016-06-30
SMARTHEAT INC.
filed 2017-02-17
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110141
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

As of June 30, 2016 there were 8,283,399 shares of common stock outstanding.

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

Part I – Financial Information

Item 1. Financial Statements
SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2016	DECEMBER 31, 2015
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$1,322,555	$1,736,971
Accounts receivable, net	970,306	673,186
Retentions receivable, net	-	15,183
Advances to suppliers, net	3,814	6,070
Other receivables (net), prepayments and deposits	1,151,514	1,356,767
Inventories, net	2,040,933	3,053,189
Taxes receivable	6,397	7,986
Notes receivable - bank acceptances	-	162,327

Total current assets	5,495,519	7,011,679

NONCURRENT ASSETS
Long term investment	367,529	-
Property and equipment, net	224,656	916,245
Intangible assets, net	344,401	423,505

Total noncurrent assets	936,586	1,339,750

TOTAL ASSETS	$6,432,105	$8,351,429

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$392,640	$224,389
Advances from customers	1,213,187	1,156,178
Taxes payable	26,734	32,507
Accrued liabilities and other payables	6,379,146	3,577,891

Total current liabilities	8,011,707	4,990,965

CREDIT LINE PAYABLE	2,795,335	2,455,335

DEFERRED TAX LIABILITY	2,554	15,238

TOTAL LIABILITIES	10,809,596	7,461,538

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 75,000,000 shares authorized, 8,283,399 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	8,283	8,283
Paid-in capital	85,924,857	98,435,254
Statutory reserve	780,682	780,682
Accumulated other comprehensive income	15,099,035	12,495,370
Accumulated deficit	(112,534,511)	(118,011,345)
Dividend	(50,000)	-

Total Company stockholders' deficit	(10,771,654)	(6,291,756)

NONCONTROLLING INTEREST	6,394,163	7,181,647

TOTAL EQUITY (DEFICIT)	(4,377,491)	889,891

TOTAL LIABILITIES AND EQUITY	$6,432,105	$8,351,429

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
	(UNAUDITED)		(UNAUDITED)

Net sales	$274,528	$491,010	$136,481	$382,245
Cost of sales	621,311	2,584,889	179,427	1,076,705

Gross loss	(346,783)	(2,093,879)	(42,946)	(694,460)

Operating expenses
Selling	521,623	818,269	263,304	452,877
General and administrative	2,045,351	1,194,990	1,240,110	551,084
Provision (Reversal of provision) for bad debts	(362,682)	175,487	7,666	250,184

Total operating expenses	2,204,292	2,188,746	1,511,080	1,254,145

Loss from operations	(2,551,075)	(4,282,625)	(1,554,026)	(1,948,605)

Non-operating income (expenses)
Interest income	2,073	3,900	1,119	1,365
Interest expense	(169,450)	(171,973)	(88,732)	(91,554)
Financial expense	(86,028)	(50,580)	(42,045)	(19,689)
Other income (expenses), net	18,337	(12,087)	3,034	8,969

Total non-operating expenses, net	(235,068)	(230,740)	(126,624)	(100,909)

Loss before income tax (benefit)	(2,786,143)	(4,513,365)	(1,680,650)	(2,049,514)

Income tax expense (benefit)	(19,697)	8,890	(10,727)	(14,468)

Loss from continuing operations	(2,766,446)	(4,522,255)	(1,669,923)	(2,035,046)

Cumulative foreign currency translation gain / loss on disposed entities	682,036	11,915,632	-	-

Loss from operations of discontinued entities, net of tax	(83,475)	(268,653)	-	(179,484)

Loss on disposal of discontinued entities, net of tax	(2,764,701)	(47,151,307)	-	-

Net loss including noncontrolling interest	(4,932,586)	(40,026,583)	(1,669,923)	(2,214,530)

Less: loss attributable to noncontrolling interest from continuing operations	(783,081)	(13,200)	(300,654)	(5,141)

Less: loss attributable to noncontrolling interest from discontinued operations, net of tax	(1,002)	(3,224)	-	(2,154)

Net loss to SmartHeat Inc.	(4,148,503)	(40,010,159)	(1,369,269)	(2,207,235)

Other comprehensive item
Foreign currency translation gain (loss) attributable to discontinued operations	(17,327)	(293,326)	-	45,397
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	2,620,784	(280,418)	(80,299)	28,187
Foreign currency translation gain (loss) attributable to noncontrolling interest	(3,193)	3,672	(4,272)	412

Comprehensive loss attributable to SmartHeat Inc.	$(1,545,046)	$(40,583,903)	$(1,449,568)	$(2,133,651)

Comprehensive loss attributable to noncontrolling interest	$(787,276)	$(12,752)	$(304,926)	$(6,883)

Basic and diluted weighted average shares outstanding	8,283,399	6,783,399	8,283,399	6,783,399

Basic and diluted loss per share from continuing operations	$(0.24)	$(0.66)	$(0.17)	$(0.30)

Basic and diluted loss per share from discontinued operations	$(0.26)	$(5.23)	$-	$(0.03)

Basic and diluted net loss per share	$(0.50)	$(5.90)	$(0.17)	$(0.33)

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2016	2015
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(4,932,586)	$(40,026,583)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	186,606	236,856
Provision (Reversal of provision) for bad debts	(367,906)	175,487
Provision for inventory impairment	319,424	2,043,135
Changes in warranty reserves	-	2,777
Gain on debt waiver	-	(8,790,015)
Loss on sale of equity interest of subsidiaries	2,082,665	44,025,690
Changes in deferred tax	(12,559)	(25,109)
(Increase) decrease in assets and liabilities:
Accounts receivable	388,627	879,076
Retentions receivable	23,903	72,282
Advances to suppliers	2,163	(32,384)
Other receivables, prepayments and deposits	(193,435)	(1,397,481)
Inventories	101,270	(420,484)
Taxes receivable	(6,428)	38,895
Accounts payable	(131,558)	(575,635)
Advances from customers	82,252	273,829
Accrued liabilities and other payables	1,705,008	1,189,260

Net cash used in operating activities	(752,554)	(2,330,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	-	53,355
Cash disposed from equity interest sale of subsidiaries	(132,631)	(9,490,641)
Acquisition of property and equipment	(347)	(7,160)
Notes receivable	161,414	-

Net cash provided by (used in) investing activities	28,436	(9,444,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in credit line payable	340,000	310,000

Net cash provided by financing activities	340,000	310,000

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(30,298)	(43,656)

NET DECREASE IN CASH AND EQUIVALENTS	(414,416)	(11,508,506)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	1,736,971	13,682,624

CASH AND EQUIVALENTS, END OF PERIOD	$1,322,555	$2,174,118

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 (UNAUDITED) AND DECEMBER 31, 2015

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

The consolidated interim financial information as of June 30, 2016 and for the six and three months ended June 30, 2016 and 2015, were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US GAAP are not included. The interim consolidated financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2015, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2016, its consolidated results of operations for the six and three months ended June 30, 2016 and 2015, and its consolidated cash flows for the six months ended June 30, 2016 and 2015, as applicable, were made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

For the six and three months ended June 30, 2016, the accompanying consolidated financial statements include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Germany (until January 20, 2016), SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

Going Concern

The Company has incurred significant recurring losses from operations in the past several years, including a net loss from continuing operations of $2.77 million for the six months ended June 30, 2016. In addition, the Company recognized a loss of $2.08 million from the 85% equity interest sale on SmartHeat Germany. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. However, since demand in China for heat pump products is increasing, the Company will put more resources and efforts to grow its heat pump business after completing the operational restructuring due to disposing of its PHE business. The Company expects to be able to obtain necessary bank loans for expanding the HP business.

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

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of June 30, 2016 and December 31, 2015, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Germany	Total
June 30, 2016	$-	$1,322,555	$-	$1,322,555
December 31, 2015	$6,822	$1,575,771	$154,378	$1,736,971

Accounts and Retentions Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1.01 million and $1.41 million at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016 and December 31, 2015, the Company had retentions receivable from customers for product quality assurance of $0.15 million and $0.17 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date of the products and the number of heating seasons that the warranty period covers. The Company had allowances of $0.15 million and $0.16 million at June 30, 2016 and December 31, 2015, respectively.

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

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material and equipment for production. The advances are interest-free and unsecured. As of June 30, 2016 and December 31, 2015, the Company had allowances for advances to suppliers of $2.24 million and $2.29 million, respectively.

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

As part of inventory impairment analysis, the Company performs an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. The Company collects information about delayed and canceled contracts and meets with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that the Company does not expect to be reinstated and contracts for which the Company has been unable to find substitute customers become impaired. Following the completion of the impairment analysis, the Company had inventory impairment allowance of $5.51 million and $5.30 million as of June 30, 2016 and December 31, 2015, respectively. The Company recorded inventory impairment provision of $0.32 million and $2.04 million for the six months ended June 30, 2016 and 2015, respectively, which was included in the cost of sales. The Company recorded inventory impairment provision of $0 and $0.82 million for the three months ended June 30, 2016 and 2015, respectively, which was included in the cost of sales.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2016 and December 31, 2015, there was no significant impairment of its long-lived assets.

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

Activity in the Company’s warranty reserve from January 1, 2015, to June 30, 2016, is as follows:

	2016	2015
Beginning balance	$-	$472,558
Provisions	-	-
Actual costs incurred	-	(67,275)
Reversal of warranty reserve due to disposal of subsidiaries	-	(405,283)
Ending balance in current liabilities	$-	$-

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for six and three months ended June 30, 2016 and 2015 were $0.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and heat pumps are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue under “Advance from customers.” For the six and three month ended June 30, 2016 and 2015, the Company only sold PHEs and heat pumps.

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

Sales returns and allowances were $0 for the six and three months ended June 30, 2016 and 2015. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when the service is provided. For the six months ended June 30, 2016 and 2015, revenue from after-sales services after the expiration of the warranty was $27,140 and $18,990, respectively. For the three months ended June 30, 2016 and 2015, revenue from after-sales services after the expiration of the warranty was $7,883 and $14,833, respectively. Such revenue was recorded in other income.

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

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Basic and diluted shares outstanding are the same for each of the six and three months ended June 30, 2016 and 2015, respectively.

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

RMB to USD and EUR to USD (until January 20, 2016) exchange rates in effect as of June 30, 2016 and December 31, 2015, and the average exchange rates for the six months ended June 30, 2016 and 2015 are as following. The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange (“SAFE”) of the PRC. The exchange rates used in translation from EUR to USD were published by OANDA Rates.

	Average Exchange Rate For the Six Months Ended		Balance Sheet Date Exchange Rate
	6/30/16	6/30/15	6/30/16	12/31/15
RMB - USD	6.5303	6.1288	6.6312	6.4936

EUR – USD (until disposal date of January 20, 2016)	0.9209	0.8952	0.9233	0.9169

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

As a result of the 100% Stock Sale of certain subsidiaries effective December 31, 2014, the Company is now concentrating on heat pump business, whereas the PHE business is very limited and will be gradually ceased. For the six month ended June 30, 2016, sales of PHEs was $35,817 and sales of heat pumps was $238,711. For the three month ended June 30, 2016, sales of PHEs was $22,530 and sales of heat pumps was $113,951.   Both businesses report to the same executives. Accordingly, there was no segment reporting for the six and three month ended June 30, 2016 due to immaterially of PHE segment.

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

In July 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

In May 2014, the FASB issued No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period including the sale of SmartHeat Germany. These reclassifications had no effect on the Company’s balance sheet, net loss or stockholders’ equity.

3. INVENTORIES, NET

Inventories at June 30, 2016 and December 31, 2015, were as follows:

	2016	2015
Raw materials	$6,252,332	$6,399,057
Work in process	498,664	509,231
Finished goods	796,666	1,447,090
Total	7,547,662	8,355,378
Inventory allowance	(5,506,729)	(5,302,189)
Inventories, net	$2,040,933	$3,053,189

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payments. The Company discounted the commercial notes with the banks or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than nine months. As of June 30, 2016 and December 31, 2015, the Company was contingently liable for the notes endorsed to vendors of $0, respectively.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at June 30, 2016 and December 31, 2015, respectively:

	2016	2015
Advances to unrelated third party companies	$324,111	$599,605
Prepayment for freight, related insurance, advertisement and consulting expenses	69,932	100,000
Advances to employees	353,950	341,101
Other	446,219	359,664
Total	1,194,212	1,400,370
Less: bad debt allowance	(42,698)	(43,603)
Other receivables (net), prepayments and deposits	$1,151,514	$1,356,767

Advances to unrelated third party companies were short-term unsecured advances.

Prepayment for freight and related insurance expenses represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products.

Advances to employees represented short-term loans to employees and advances for business trips and related expenses.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Production equipment	$910,244	$1,583,894
Office equipment	193,723	197,828
Vehicles	207,287	230,237
Total	1,311,254	2,011,959
Less: accumulated depreciation	(1,086,598)	(1,095,714)
Property and equipment, net	$224,656	$916,245

Depreciation for the six months ended June 30, 2016 and 2015 was $37,904 and $117,482, respectively. Depreciation for the three months ended June 30, 2016 and 2015 was $5,604 and $57,821, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted mainly of trademarks, computer software and know-how technology. Intangible assets consisted of the following at June 30, 2016 and December 31, 2015, respectively:

	Estimated Useful Life (In years)	2016	2015
Know-how technology	5–10	$562,995	$574,925
Software	5	140,662	152,455
Trademarks	7	274,494	280,310
Total		978,151	1,007,690
Less: accumulated amortization		(633,750)	(584,185)
Intangible assets, net		$344,401	$423,505

Amortization of intangible assets for the six months ended June 30, 2016 and 2015 was $62,988 and $69,553, respectively. Amortization of intangible assets for the three months ended June 30, 2016 and 2015 was $31,313 and $34,819, respectively.  Annual amortization for the next five years from June 30, 2016 is expected to be $123,375, $93,977, $64,467, $61,829 and $753.

8. LONG TERM INVESTMENT

Long term investment represented 15% of investment into SmartHeat Germany, and the Company accounted for this investment under cost method. As of June 30, 2016, the Company had long term investment in SmartHeat Germany of $367,529, representing remaining 15% equity interest (See note 2).

9. TAXES RECEIVABLE

Taxes receivable consisted of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Value-added	$6,368	$5,706
Other	29	2,280
Taxes receivable	$6,397	$7,986

10. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Income	$19,796	$26,934
Value-added	5,645	3,967
Other	1,293	1,606
Taxes payable	$26,734	$32,507

11. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Advances from third parties	$2,310,252	$335,070
Other	1,124,228	1,415,585
Accrued expenses	2,944,666	1,827,236
Total accrued liabilities and other payables	$6,379,146	$3,577,891

Advances from third parties were short term, non-interest-bearing and due on demand.

Other represented payables for the Company’s certain construction and installation projects, and miscellaneous expenses including postage, business insurance, employee benefits, project bidding fee, medical insurance, etc.

As of June 30, 2016, accrued expenses mainly consisted of accrued property and land rental fee of $2.78 million, and accrued payroll of $0.16 million. As of December 31, 2015, accrued expenses mainly consisted of accrued property and land rental fee of $1.75 million, and accrued payroll of $69,123.

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

As of June 30, 2016, Northtech owns 43.5% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis, as described above.

On July 31, 2016, the Company entered into the Fifth Amendment to the Credit and Security Agreement between the Company and Northtech. The Amendment increased the maximum credit line of the Credit Agreement to $3,500,000 and extended the maturity dated to October 31, 2017.  The Company agreed to pay to Northtech an amendment fee of $80,000 payable in 400,000 restricted shares of the Company’s Common Stock valued at $0.20 per share.  The Amendment received the approval of a majority of shareholders of the Company in a vote held at the meeting of the stockholders on September 10, 2016.

13. DEFERRED TAX ASSET (LIABILITY)

As of June 30, 2016 and December 31, 2015, deferred tax asset (liability) consisted of the following:

	2016	2015
Deferred tax asset - current (bad debt allowance for accounts receivable)	$451,644	$559,197
Deferred tax asset - current (bad debt allowance for retention receivable)	36,773	39,766
Deferred tax asset - current (inventory impairment provision)	1,376,682	1,325,547
Deferred tax asset – current (bad debt allowance for other receivables)	10,675	10,901
Deferred tax asset – current (allowance for advance to supplier)	559,777	571,639
Deferred tax asset – noncurrent (NOL of US parent company)	3,241,981	3,037,305
Deferred tax asset – noncurrent (NOL of PRC subsidiaries)	4,393,916	3,746,826
Less: valuation allowance	(10,071,448)	(9,291,181)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$(2,554)	$(15,238)

The Company recorded a 100% valuation allowance for all deferred tax assets due to the uncertainty of its realization.

14. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

SmartHeat, the parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $9.54 million at June 30, 2016, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Pump, SmartHeat Trading and Heat Exchange are subject to the regular 25% PRC income tax rate. SmartHeat Germany is subject to a 15% corporate income tax in Germany.

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the six months ended June 30, 2016 and 2015:

	2016	2015
US statutory benefit rates	(34.0)%	(34.0)%
Tax rate difference	(0.4)%	7.2%
Other	(0.1)%	0.8%
Valuation allowance	33.8%	26.2%
Tax expense (benefit) per financial statements	(0.7)%	0.2%

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the three months ended June 30, 2016 and 2015:

	2016	2015
US statutory benefit rates	(34.0)%	(34.0)%
Tax rate difference	8.1%	7.3%
Other	0.2%	0.1%
Valuation allowance	25.1%	25.9%
Tax benefit per financial statements	(0.6)%	(0.7)%

The income tax expense (benefit) for the six months ended June 30, 2016 and 2015, consisted of the following:

	2016	2015
Income tax expense (benefit) - current	$(7,138)	$33,999
Income tax benefit - deferred	(12,559)	(25,109)
Total income tax expense (benefit), net	$(19,697)	$8,890

The income tax expense (benefit) for the three months ended June 30, 2016 and 2015, consisted of the following:

	2016	2015
Income tax benefit - current	$(7,138)	$(1,987)
Income tax benefit - deferred	(3,589)	(12,540)
Total income tax benefit, net	$(10,727)	$(14,468)

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

On July 31, 2016, the Company entered into the Fifth Amendment to the Credit and Security Agreement between the Company and Northtech. The Amendment increased the maximum credit line of the Credit Agreement to $3,500,000 and extended the maturity dated to October 31, 2017.  The Company agreed to pay to Northtech an amendment fee of $80,000 payable in 400,000 restricted shares of the Company’s Common Stock valued at $0.20 per share.  The Amendment received the approval of a majority of shareholders of the Company in a vote held at the meeting of the stockholders on September 10, 2016.

17. COMMITMENTS

Lease Agreements

The Company leased offices for its sales representatives in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the six months ended June 30, 2016 and 2015 was $921,041 and $139,243, respectively. Rental expense for the three months ended June 30, 2016 and 2015 was $854,945 and $68,841, respectively.  SmartHeat Pump was fined by a ruling to pay RMB 5.1 million ($0.78 million) unpaid rents to a third party during the six months ended June 30, 2016.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. As of June 30, 2016, the Company is committed to contributing the remaining $40 million in registered capital to SmartHeat Investment by the end of 2017. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date.

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

The following table summarizes the carrying value of the assets and liabilities disposed of as part of the sale of the remaining interests in Taiyu, SmartHeat Siping and SmartHeat Energy at the closing date of disposal. The excess of the carrying value of the net assets disposed over the selling price of $44,032,011 was recorded as disposal loss. The Company recorded a loss of $29,540 for disposal of Ruicheng and XinRui, which was 30.6% and 27.6% owned by the Company prior to the closing of the disposal.

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

The economic conditions our subsidiaries faced in recent years, made it impossible for our subsidiaries to pay dividends to our US parent company, which is dependent upon such dividends to meet its financial obligations. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as detailed in Note 15 to our financial statements. As a result, we sought alternative sources of capital for our US parent company. On July 27, 2012, we entered into a secured, revolving credit facility with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha. Jane Ai, our Corporate Secretary, is also a part owner of Northtech. As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed due on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we repaid $1,300,000 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders. On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, we entered into second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10%, compounded quarterly, effective January 1, 2013. On March 26, 2014, we gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 31, 2015. On July 14, 2014, we entered the third amendment to the Credit Agreement with Northtech; the Amendment modifies the definition of “Average Share Price” in the Credit Agreement to decrease the minimum and maximum values for the “Average Share Price,” by 20% each from $0.50 to $0.40 and from $3.50 to $2.80, respectively. The Amendment also increases the maximum line which may be borrowed under the Credit Agreement from $2,500,000 to $3,250,000 and extends the maturity date for amounts borrowed from April 30, 2014 to October 31, 2015.  On December 28, 2015, we entered into the Fourth Amendment to the Credit and Security Agreement dated July 27, 2012, (as first amended on December 21, 2012 and subsequently amended on August 23, 2013, and July 14, 2014, between the Company and Northtech).  The Amendment provides that we will repay $1,600,000 of the outstanding principal and Northtech will extend the maturity date to July 31, 2016 in exchange for an extension fee of $100,000, 1,500,000 shares of common stock of SmartHeat, par value $.001 per share, which shall be restricted stock and a 10% Convertible Preferred Stock of its wholly owned subsidiary Heat HP, Inc. (“Heat HP”) representing 20% of the voting power of Heat HP, having a conversion, redemption and liquidation value of $1,000,000 and a 10% cumulative dividend accruing and payable quarterly ($25,000 per quarter).  In addition, the parties agreed to adjust the minimum conversion/exchange price in the Amendment from $.40 to $.20 per share and the maximum conversion/exchange price from $2.80 to $1.40 to reflect the current market conditions of the stock.  The new maximum credit line was reduced to $2,500,000.  As of June 30, 2016 and December 31, 2015, the outstanding credit line payable to Northtech was $2,795,335 and $2,455,335, respectively.  As of June 30, 2016, Northtech owns 43.5% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis. On July 31, 2016, the Company entered into the Fifth Amendment to the Credit and Security Agreement between the Company and Northtech. The Amendment increased the maximum credit line of the Credit Agreement to $3,500,000 and extended the maturity dated to October 31, 2017.  The Company agreed to pay to Northtech an amendment fee of $80,000 payable in 400,000 restricted shares of the Company’s Common Stock valued at $0.20 per share.  The Amendment received the approval of a majority of shareholders of the Company in a vote held at the meeting of the stockholders on September 10, 2016.

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

Principles of Consolidation

For the six and three months ended June 30, 2016, the accompanying consolidated financial statements include SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Germany (until January 20, 2016), SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.”

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances of $1.01 million and $1.41 million at June 30, 2016 and December 31, 2015, respectively.

Revenue Recognition

Our revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and HPs are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue under “Advance from customers.” As a result of 100% Stock Sale of certain subsidiaries effective December 31, 2014, the Company only sold few PHEs but was concentrating on heat pumps business for the six and three months ended June 30, 2016 and 2015.

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

We charge for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. We recognize such revenue when service is provided. For the six months ended June 30, 2016 and 2015, revenue from after-sales services after the expiration of the warranty period was $27,140 and $18,990, respectively. For the three months ended June 30, 2016 and 2015, revenue from after-sales services after the expiration of the warranty period was $7,883 and $14,833, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2016 and December 31, 2015, there was no significant impairment of its long-lived assets.

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

In July 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

In May 2014, the FASB issued No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

Results of Operations

Six months ended June 30, 2016 Compared to six months ended June 30, 2015

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2016		2015
	$	% of Sales	$	% of Sales
Sales	$274,528		$491,010
Cost of sales	621,311	226%	2,584,889	526%
Gross loss	(346,783)	(126)%	(2,093,879)	(426)%
Operating expenses	2,204,292	803%	2,188,746	446%
Loss from operations	(2,551,075)	(929)%	(4,282,625)	(872)%
Non-operating expenses, net	(235,068)	(86)%	(230,740)	(47)%
Income tax expense (benefit)	(19,697)	(7)%	8,890	2%
Loss from continuing operations	(2,766,446)	(1008)%	(4,522,255)	(921)%
Foreign currency translation gain/loss on sold entities	682,036	248%	11,915,632	2427%
Loss from operations of discontinued entities, net of tax	(83,475)	(30)%	(268,653)	(55)%
Loss on disposal of discontinued entities, net of tax	(2,764,701)	(1007)%	(47,151,307)	(9603)%
Less: loss attributable to noncontrolling interest from continuing operations	(783,081)	(285)%	(13,200)	(3)%
Less: loss attributable to noncontrolling interest from discontinued operations, net of tax	(1,002)	-%	(3,224)	(1)%
Net Loss to SmartHeat Inc.	$(4,148,503)	(1511)%	$(40,010,159)	(8149)%

Sales. Net sales in the six months ended June 30, 2016, were $0.27 million, while net sales in the six months ended June 30, 2015, were $0.49 million, an overall decrease of $0.22 million or 44%, which was due to slow economy in China and less orders received. The 44% decrease in total revenue was due primarily to the decrease in sales of heat pumps in the six months ended June 30, 2016, compared to the same period of 2015.

Cost of Sales. Cost of sales (“COS”) was $0.62 million in the six months ended June 30, 2016, compared to $2.58 million in the comparable period of 2015, a decrease of $1.96 million or 76%. The decrease in our COS is attributable to decreased provision for inventory impairment for Sandeke. COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 16% of total cost, while factory overhead cost was 72% and labor was 12% during the six months ended June 30, 2016. Materials cost was 37% of total cost, while factory overhead cost was 51% and labor was 12% during the six months ended June 30, 2015.  Our materials cost as a percentage of total costs decreased to 16% from 37% as a result of decreased raw material price. Our products are custom-made; the raw material prices vary based on the place of origin, which was chosen at customers’ choice. The COS as a percentage of sales was 226% in the six months ended June 30, 2016 compared with 526% for the same period of 2015 due to decreased provision for inventory impairment.

We performed an inventory impairment assessment as of June 30, 2016 and December 31, 2015, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment allowance of $5,506,730 and $5,302,189 as of June 30, 2016 and December 31, 2015, respectively. We recorded inventory impairment provision of $0.32 million for the six months ended June 30, 2016, compared to $2.04 million for the same period of 2015.

Gross Loss. Gross loss was $0.35 million in the six months ended June 30, 2016, compared to gross loss of $2.09 million in the comparable period of 2015. Loss margin was (126)% and (426)% for the six months ended June 30, 2016 and 2015 respectively. The decreased in loss margin was due to decreased provision for inventory impairment.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $2.20 million in the six months ended June 30, 2016, compared to $2.19 million in the comparable period of 2015, an increase of $0.02 million or 1%. Operating expenses as a percentage of sales were 803% in the six months ended June 30, 2016, compared to 446% in the comparable period of 2015, the increased operating expenses as percentage of sales resulted from decreased sales.

Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due.

Non-Operating Expenses, net. Our net non-operating expenses for the six months ended June 30, 2016 was $0.24 million compared to net non-operating expense of $0.23 million for the comparable period of 2015, a slight increase of expenses of $0.004 million or 2%.

Loss from Discontinued Operations. We had loss from discontinued operations of $2.17 million for the sale of 85% equity interest of SmartHeat Germany for the six months ended June 30, 2016, compared to loss from discontinued operations of $35.23 million for the sale of Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng and Xinrui for the comparable period of 2015, and $0.27 million loss from operations of SmartHeat Germany for the six month ended June 30, 2015 for comparison purpose.

Net Loss. Our net loss for the six months ended June 30, 2016 was $4.15 million compared to net loss of $40.01 million for the comparable period of 2015, a decrease of $35.86 million or 90%. Net loss as a percentage of sales was 1511% in the six months ended June 30, 2016, and net loss as a percentage of sales was 8149% in the comparable period of 2015. This decrease in net loss was mainly attributable to a significant loss on sale of 100% equity interest of Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng and Xinrui of $35.23 million in the six months ended June 30, 2015.

Three months ended June 30, 2016 Compared to three months ended June 30, 2015

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2016		2015
	$	% of Sales	$	% of Sales
Sales	$136,481		$382,245
Cost of sales	179,427	131%	1,076,705	282%
Gross loss	(42,946)	(31)%	(694,460)	(182)%
Operating expenses	1,511,080	1107%	1,254,145	328%
Loss from operations	(1,554,026)	(1139)%	(1,948,605)	(510)%
Non-operating expenses, net	(126,624)	(93)%	(100,909)	(26)%
Income tax benefit	(10,727)	(8)%	(14,468)	(4)%
Loss from continuing operations	(1,669,923)	(1224)%	(2,035,046)	(532)%
Loss from operations of discontinued entities, net of tax	-	-%	(179,484)	(47)%
Less: loss attributable to noncontrolling interest from continuing operations	(300,654)	(220)%	(5,141)	(1)%
Less: loss attributable to noncontrolling interest from discontinued operations, net of tax	-	-%	(2,154)	(1)%
Net Loss to SmartHeat Inc.	$(1,369,269)	(1003)%	$(2,207,235)	(577)%

Sales. Net sales in the three months ended June 30, 2016, were $0.14 million, while net sales in the three months ended June 30, 2015, were $0.38 million, an overall decrease of $0.25 million or 64%, which was due to slow economy in China and less orders received. The 64% decrease in total revenue was due primarily to the decrease in sales of heat pumps in the three months ended June 30, 2016, compared to the same period of 2015.

Cost of Sales. Cost of sales (“COS”) was $0.18 million in the three months ended June 30, 2016, compared to $1.08 million in the comparable period of 2015, a decrease of $0.90 million or 83%. The decrease in our COS is attributable to decreased provision for inventory impairment for Sandeke. COS mainly consisted of the cost of materials, factory overhead and labor. Materials cost was 3% of total cost, while factory overhead cost was 84% and labor was 13% during the three months ended June 30, 2016. Materials cost was 54% of total cost, while factory overhead cost was 44% and labor was 2% during the three months ended June 30, 2015.  Our materials cost as a percentage of total costs decreased to 3% from 54% as a result of decreased raw material price. Our products are custom-made; the raw material prices vary based on the place of origin, which was chosen at customers’ choice. The COS as a percentage of sales was 131% in the three months ended June 30, 2016 compared with 282% for the same period of 2015 due to decreased provision for inventory impairment.

We performed an inventory impairment assessment as of June 30, 2016 and December 31, 2015, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment allowance of $5,506,730 and $5,302,189 as of June 30, 2016 and December 31, 2015, respectively. We recorded reversal of inventory impairment provision of $0.005 million for the three months ended June 30, 2016, compared to $0.82 million inventory impairment provision for the same period of 2015.

Gross Loss. Gross loss was $0.04 million in the three months ended June 30, 2016, compared to gross loss of $0.69 million in the comparable period of 2015. Loss margin was (31)% and (182)% for the three months ended June 30, 2016 and 2015 respectively.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $1.51 million in the three months ended June 30, 2016, compared to $1.25 million in the comparable period of 2015, an increase of $0.26 million or 20%. Operating expenses as a percentage of sales were 1107% in the three months ended June 30, 2016, compared to 328% in the comparable period of 2015. The increase in operating expenses was mainly because we had $1.24 million selling, general and administrative expense for the three months ended June 30, 2016, compared to $0.55 million for the same period of 2015, although we had $7,666 provision for bad debts for the three months ended June 30, 2016, compared with $0.25 million provision for bad debts for the three months ended June 30, 2015.

Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due.

Non-Operating Expenses, net. Our net non-operating expenses for the three months ended June 30, 2016 was $0.13 million compared to net non-operating expense of $0.10 million for the comparable period of 2015, an increase of expenses of $0.03 million or 25%. The increase in non-operating expenses was due mainly to financial expense of $42,045 for the three months ended June 30, 2016 which mainly consisted of Northtech loan extension fee, compared to financial expense of $19,689 for the comparable period of 2015.

Loss from Discontinued Operations. We had loss from discontinued operations of $0 for the three months ended June 30, 2016 resulting from the disposal of SmartHeat Germany on January 20, 2016, compared to $0.18 million loss from operations of SmartHeat Germany for the three month ended June 30, 2015 for comparison purpose.

Net Loss. Our net loss for the three months ended June 30, 2016 was $1.37 million compared to net loss of $2.21 million for the comparable period of 2015, a decrease of $0.83 million or 38%. Net loss as a percentage of sales was 1003% in the three months ended June 30, 2016, and net loss as a percentage of sales was 577% in the comparable period of 2015. This decrease in net loss was mainly attributable to decreased gross loss of $0.04 million resulting from reversal of inventory impairment provision for the three months ended June 30, 2016, compared with $0.69 million in the three months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and equivalents of $1.32 million. Working capital deficit was $2.52 million at June 30, 2016. The ratio of current assets to current liabilities was 0.69:1 at June 30, 2016.

The Company had revolving line of credit providing for borrowings of up to $2.50 million with maturity on July 31, 2016, and extended to October 31, 2017 with increased borrowing amount up to $3.5 million, to address the cash needs of the Company’s US parent. The outstanding balance under the Credit Agreement as of June 30, 2016 was $2.80 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2016 and 2015:

	2016	2015
Cash provided by (used in):
Operating activities	$(752,554)	$(2,330,404)
Investing activities	$28,436	$(9,444,446)
Financing activities	$340,000	$310,000

Net cash flow used in operating activities was $0.75 million in the three months ended June 30, 2016, compared to net cash flow used in operating activities of $2.33 million in the comparable period of 2015. The decrease in net cash outflow in operating activities was due mainly to decreased cash outflow from other receivables, prepayments and deposits of $0.19 million in the six months ended June 30, 2016, compared with $1.40 million in the six months ended June 30, 2015, decreased cash outflow on accounts payable of $0.13 million in the six months ended June 30, 2016, compared to $0.57 million in the six months ended June 30, 2015. In addition, we had $0.10 million cash inflow from inventory in the six months ended June 30, 2016, compared with $0.42 million cash outflow in the six months ended June 30, 2015.

Net cash flow provided by investing activities was $0.03 million in the six months ended June 30, 2016, compared to net cash used in investing activities of $9.44 million in the comparable period of 2015. In the six months ended June 30, 2016, we had $0.16 million cash inflow from notes receivable, but offset with $0.13 million cash disposed from sale of equity interest on SmartHeat Germany and $347 cash outflow for purchase of fixed assets; while in the same period of 2015, we had $0.05 million cash inflow from restricted cash, offset with $9.49 million cash disposed from sale of equity interest on certain subsidiaries, and $7,160 cash outflow for purchase of fixed assets.

Net cash provided by financing activities was $0.34 million in the six months ended June 30, 2016, compared to $0.31 million cash provided by financing activities in the comparable period of 2015. The cash inflow in the six months ended June 30, 2016 consisted of proceeds from a credit line of $0.34 million. In the six months ended June 30, 2015, we had proceeds from this credit line of $0.31 million.

As of June 30, 2016, we had gross accounts receivable (including retention receivable) of $2,131,503, of which $0 was with aging within 30 days, $299,648 with aging between 31 and 90 days, $273,025 with aging between 91 and 180 days, $1,022,684 with aging between 181 and 360 days, and $536,146 with aging over 360 days. At June 30, 2016, net accounts receivable was $970,306, which was the gross accounts receivable (including retention receivable) of $2,131,503 less bad debt allowance of $1,161,197.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

SMARTHEAT INC.
(Registrant)

Date: February 17, 2017	By:	/s/ Kenneth Scipta
Mr. Kenneth Scipta Acting President (Principal Executive Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of President pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Acting Chief Accountant pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 ‡	Certifications of President and Acting Chief Accountant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith
‡ Furnished herewith