Form 10-K
period 2016-12-31
SMARTHEAT INC.
filed 2017-08-29
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.

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
 Yes ☐                       No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐                      No  ☑

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2016, was $0.0001 per share. Accordingly, effective as of June 30, 2016, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of August 27, 2017, there were 8,683,399 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

NOTE ABOUT FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “SmartHeat,” the “Company,” “we,” “us,” “our” and words of similar import refer to SmartHeat Inc., unless the context requires otherwise.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•  our ability to raise capital;
•  our ability to identify suitable acquisition targets;
•  our ability to successfully execute acquisitions on favorable terms;
•  declines in general economic conditions in the markets where we may compete;
•  unknown liabilities associated with any companies we may acquire; and
•  significant competition in the markets where we may operate.

You should read any other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Annual Report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.
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

PART I
Item 1. Business

General

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006, in the State of Nevada and at that time had little or no operations. On April 14, 2008 we changed our name to SmartHeat Inc. and acquired all of the equity interests in Taiyu, at that time a leading developer of plate heat exchangers (“PHEs”) and PHE Units in China.  Taiyu was formed in July 2002 under the laws of China and is headquartered in Shenyang City, Liaoning Province, China.  The Company, through its operating subsidiaries in China and Germany, formerly designed, manufactured, sold PHEs , PHE Units, temperature sensors, valves and automated control systems, heat meters and heat pumps for use in commercial and residential buildings until the sale of certain of its subsidiaries effective December 31, 2014.  From that time, we have primarily been engaged in the design and manufacturing of heat pumps for commercial applications through our principal operating subsidiary SmartHeat (Shenyang) Heat Pump Technology Co., Ltd.  (“SmartHeat Pump”)

Our heat pump business operations were unsuccessful and we have had no material business operations. We have made the determination that our heat pump business cannot continue without incurring significant losses. As a result, our subsidiary SmartHeat Pump plans to file for bankruptcy protection with the relevant authorities in the PRC.  Prior to making such filing, SmartHeat Pump is required to make provisions to make payments to its employees and satisfy certain warranty requirements.  Our subsidiaries business operations consist primarily of the foregoing activities, collecting receivables and selling inventory.  We are not actively selling new products or seeking new customers.

We are currently seeking potential assets, property or businesses to acquire, in a business combination, by reorganization, merger or acquisition.   Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence operations through funding and/or the acquisition or business combination with a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and we will be unable to do so until we determine any particular industry in which we may conduct business operations.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition.  We are evaluating our status each quarter to determine if we are a “shell company.”   We do not intend to restrict our search for business opportunities to any business or industry, and the areas in which we will seek out business opportunities may include all lawful businesses.  We recognize that the number of suitable potential business ventures that may be available to us will be extremely limited, and may be restricted to businesses or entities that desire to become a publicly-held company.
Any of these types of business combination transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% or more of our outstanding voting securities; accordingly, investments in the private enterprise, if available, would be much more favorable than any investment in us.

Management intends to consider a number of factors prior to making any decision to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success.  These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technology or intellectual property; the present financial condition, projected growth potential and available technical, financial and managerial resources; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit; the perceived public recognition or acceptance of products, or services offered and trademarks and name identification; and numerous other factors that are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors.  Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives.  Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such business will be unproven and cannot be predicted with any certainty.

Our management will attempt to meet personally with management and key personnel of any entity providing a potential business opportunity for us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of material personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management and limited capital, these activities may be limited.

We are unable to predict the time as to when and if we may participate in any specific business endeavor or if at all.  We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals.  In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals.  Management does not presently intend to acquire an interest in any business enterprise in which any member has an ownership interest.

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

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Management believes that there are hundreds of shell companies engaged in endeavors similar to our new business plan. Competitors also include other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors.

Dependence on One or a Few Major Customers

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations, produce no products nor provide any significant services, we are not presently subject to any governmental regulation in this regard.  Our subsidiary SmartHeat Pump will be subject to the rules applicable to companies seeking bankruptcy reorganization or liquidation in the PRC. If we complete a business combination transaction, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies.

Sarbanes/Oxley Act

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at special or annual meetings thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file Annual Reports on SEC Form 10-K and Quarterly Reports on SEC Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on SEC Form 8-K.

Laws of the Peoples Republic of China

Our subsidiaries located in China are subject to national, provincial and local laws of the Peoples Republic of China. The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic and commercial matters, but these recently enacted laws and regulations may not cover all aspects of business activities in China sufficiently. In particular, because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties, which may limit legal protections available to our subsidiaries. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, there may be certain instances when we may not be aware of our subsidiaries violation of these policies and rules until sometime after such violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

Cost and Effects of Compliance with Environmental Laws

Our current business operations are not subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, our former business conducted through our subsidiaries was subject to the environmental laws of the PRC and provincial and local governments. We will become subject to all governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject, on the closing of a business combination.

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

Employees

SmartHeat does not have direct employees.  However, as of December 31, 2015, SmartHeat’s subsidiaries retain approximately 4 part time employees to assist with winding down of our subsidiaries’ businesses.

Item 1A. Risk Factors

Not required.

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

Our headquarters are located in the Shenyang Economic and Technological Development Zone, Shenyang City, Liaoning Province, PRC.  We currently do not have any manufacturing facilities.

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

On August 31, 2012, a putative class action lawsuit, Steven Leshinsky v. James Wang, et. al., which purported to allege federal securities law claims against the Company and certain of its former officers and directors, was filed in the United States District Court for the Southern District of New York.  Thereafter, two plaintiffs filed competing motions to be appointed lead plaintiff in the proceeding.  A lead plaintiff was appointed and an amended complaint was filed on January 28, 2013, by the Rosen Law Firm. The amended complaint included Oliver Bialowons, our President, and Michael Wilhelm, our former Chief Financial Officer, as defendants in the proceeding though they were not officers of the Company during the alleged class period. A second amended complaint was filed on April 8, 2013, under the caption Stream Sicav, Dharanendra Rai et al. v. James Jun Wang , SmartHeat, Inc. et al., removing Messrs. Wilhelm and Bialowons as defendants.  The second amended complaint alleges two counts against the Company, both asserting violations of the federal securities laws arising from alleged insider sales or management sales of securities and alleged false disclosures relating to those sales. On May 8, 2013, the Company filed a motion to dismiss the second amended complaint which was denied. On March 17, 2014 the court, denied, the lead plaintiff’s motion for class certification, without prejudice. On August 6, 2014, the lead plaintiff once again filed a motion for class certification.  On September 19, 2014, the Company filed an opposition to the lead plaintiff’s motion for class certification, to which plaintiff filed a response on October 20, 2014.  By Opinion and Order dated January 21, 2015, the Court denied plaintiffs’ class certification motion, finding that it failed to satisfy the requirements of Fed. R. Civ. Pro. 23 for typicality, adequacy and predominance.  Specifically, the Court found that plaintiffs’ theory of liability required a trade-by-trade inquiry as to whether the sale of the locked-up shares resulted in price inflation of the company’s stock, and that, as a result, the injury to all class members could not be established by common proof.  In addition to finding a lack of predominance of common issues, the Court expressed substantial concerns about the adequacy of the class representative, and that his claims were typical of other class members.  The Court also expressed doubts as to how plaintiffs would establish damages.  The Court’s denial of class certification was without prejudice, and the Court gave plaintiffs until February 17, 2015 to file a “far more rigorous, and a far more convincing submission…”.  The pleadings and court orders are publicly available.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the over the counter market since November 9, 2012. Previously, and prior to NASDAQ halting trading in our common stock, our common stock was listed on the NASDAQ Global Select Market under the symbol “HEAT” and had been trading on NASDAQ since January 29, 2009. The following table sets forth the range of the high and low bid prices of our common stock for each quarter in the years ended December 31, 2015 and 2016. These bid prices were obtained from OTC Markets, Inc.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2015		2016
	High	Low	High	Low
First Quarter (through March 31)	$.14	.05	$0.0001	$0.0001
Second Quarter (through June 30)	.05	.02	0.0005	0.0001
Third Quarter (through September 30)	.02	.001	0.0005	0.0001
Fourth Quarter (through December 31)	.01	.0001	0.0001	0.0001

Holders of Record

On June 30, 2017, there were approximately 56 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As a result of the Stock Sale our business has changed significantly as the significant operations of our Plated Heat Exchanges operating segment have been sold.  We currently operate the Heat Pump (“HP”) operating segment which has limited continuing operations in its operating subsidiaries and its business primarily consists of winding down existing businesses, selling inventory, collecting receivables and making arrangements for final payments to our former employees. As a result of the decision to seek bankruptcy protection for SmartHeat Pump, as discussed in more depth below, we are examining strategic alternatives for our business, which includes seeking another operating company to merge its operations with us.  .

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

On January 20, 2016, SmartHeat Pump entered and closed a Share Purchase Agreement with a series of buyers to sell 85% of the equity shares of SmartHeat Germany for Euro 170,000 ($185,400).  The purchasing price of Euro 170,000 was returned to the buyers and subsequently paid into SmartHeat Germany as reserve by the buyers. The buyers are not related parties of the Company. SmartHeat Germany had continuous losses and the management decided to sell at a minimal or no cost due to its higher operating cost.

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
Beijing SmartHeat Jinhui Energy Technology Co., Ltd.

During the year ended December 31, 2016, the management of SmartHeat Pump decided that it would be necessary to seek bankruptcy protection in China due to the slowdown of the business and liabilities exceeding assets. Management made the determination that the business could not be operated profitably in the future. SmartHeat Pump is preparing for the filing by negotiating with employees and the government entities that represents them and is preparing various bankruptcy documents to be filed with the proper authorities in China as resolution to the negotiations are reached. Management expects the bankruptcy process to last between one to two years before obtaining the final approval is obtained from the court.  Accordingly, the Company reclassified SmartHeat Pump business as discontinued operations and made an impairment reserve for its assets including accounts receivable, other receivables, advance to suppliers, inventory, deferred tax assets, fixed assets and intangible assets.

Principal Factors Affecting Our Financial Performance

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

As of December 31, 2016 and 2015, the outstanding credit line payable to Northtech was $2,875,335 and $2,455,335, respectively.  As of December 31, 2016, Northtech owns 43.5% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis.

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

Since we have decided to seek bankruptcy protection for our primary operating subsidiary, SmartHeat Pump, we have little if any operations and management is attempting to identify other options for the company, including a merger with another operating company.

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

Principles of Consolidation

For the year ended December 31, 2016, the accompanying consolidated financial statements include SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Germany (until January 20, 2016), SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.”

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances of $1.89 million and $1.41 million at December 31, 2016 and 2015, respectively.

Revenue Recognition

Our revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and HPs are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue under “Advance from customers.” As a result of 100% Stock Sale of certain subsidiaries effective December 31, 2014, the Company only sold few PHEs and its principal operations was heat pumps business for the years ended December 31, 2016 and 2015.

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

We charge for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. We recognize such revenue when service is provided. For the years ended December 31, 2016 and 2015, revenue from after-sales services after the expiration of the warranty period was $39,792 and $120,197, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2016, impairment of long-lived assets was $508,744; and at December 31, 2015, there was no significant impairment of long-lived assets.

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

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

In October 2016, the FASB issued ASU No. 2016-17 Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Results of Operations

Year ended December 31, 2016 Compared to year ended December 31, 2015

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2016		2015
	$	% of Sales	$	% of Sales
Sales	$94,338		$368,973
Cost of sales	964,442	1022%	3,678,562	997%
Gross loss	(870,104)	(922)%	(3,309,589)	(897)%
Operating expenses	1,213,849	1287%	2,000,191	542%
Loss from operations	(2,083,953)	(2209)%	(5,309,780)	(1439)%
Non-operating expenses, net	(494,291)	(524)%	(354,543)	(96)%
Income tax expense (benefit)	(13,150)	(14)%	26,935	7%
Loss from continuing operations	(2,565,094)	(2719)%	(5,691,258)	(1542)%
Foreign currency translation gain on sold entities	682,036	723%	11,915,632	3229%
Loss from operations of discontinued entities, net of tax	(5,261,187)	(5577)%	(2,233,497)	(605)%
Loss on disposal of discontinued entities, net of tax	(2,764,701)	(2931)%	(47,151,307)	(12779)%
Less: loss attributable to noncontrolling interest from continuing operations	(1,464,269)	(1552)%	(21,828)	(6)%
Less: loss attributable to noncontrolling interest from discontinued operations, net of tax	(61,131)	(65)%	(5,900)	(2)%
Net Loss to SmartHeat Inc.	$(8,383,546)	(8887)%	$(43,132,702)	(11690)%

Sales. Net sales in the year ended December 31, 2016, were $0.09 million, while net sales in the year ended December 31, 2015, were $0.37 million, an overall decrease of $0.27 million or 74%, which was due to slow economy in China and less orders received. The 74% decrease in total revenue was due primarily to the decrease in sales of PHEs in the year ended December 31, 2016, compared to the same period of 2015.

Cost of Sales. Cost of sales (“COS”) was $0. 96 million in the year ended December 31, 2016, compared to $3.68 million in the comparable period of 2015, a decrease of $2.72 million or 73.8%. The decrease in our COS is attributable to decreased provision for inventory impairment for Sandeke as well as our decreased sales. The COS as a percentage of sales was 1022% in the year ended December 31, 2016 compared with 997% for the same period of 2015.

We performed an inventory impairment assessment as of December 31, 2016 and 2015, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment allowance of $7.00 million and $5.30 million as of December 31, 2016 and 2015, respectively. We recorded inventory impairment provision of $0.74 million for the year ended December 31, 2016, compared to $3.29 million for the same period of 2015. We also recorded inventory impairment provision of $1.38 million for discontinued operations for the years ended December 31, 2016

Gross Loss. Gross loss was $0.87 million in the year ended December 31, 2016, compared to gross loss of $3.31 million in the comparable period of 2015. Loss margin was (922)% and (897)% for the years ended December 31, 2016 and 2015 respectively.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $1.21 million in the year ended December 31, 2016, compared to $1.98 million selling, general and administrative expenses and $0.02 million provision for bad debts in the comparable period of 2015, a decrease of $0.79 million or 39%. The decrease in operating expenses is mainly attributable to decreased selling expenses of $0.20 million in the year ended December 31, 2016, compared to $0.43 million selling expenses in the comparable period of 2015. Operating expenses as a percentage of sales were 1287% in the year ended December 31, 2016, compared to 542% in the comparable period of 2015, the increased operating expenses as percentage of sales resulted from decreased sales.

Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due.

Non-Operating Expenses, net. Our net non-operating expenses for the year ended December 31, 2016 was $0.49 million compared to net non-operating expense of $0.35 million for the comparable period of 2015, an increase of expenses of $0.14 million or 39%. The increase in non-operating expenses is mainly attributable to increased financial expense of $0.17 million in the year ended December 31, 2016 compared to $0.08 million in the comparable period of 2015.

Loss from Discontinued Operations. We had loss from operation of discontinued entities of $5.27 million including $83,475 loss from operations of SmartHeat Germany and $5.18 million loss from operations of SmartHeat Pump for the year ended December 31, 2016, compared to loss from operation of discontinued entities of $2.23 million including $0.49 million loss from operations of SmartHeat Germany and $1.74 million loss from operations of SmartHeat Pump for the year ended December 31, 2015; in addition, we had loss on disposal of 85% equity interest of SmartHeat Germany for $2.08 million (after net with cumulative foreign currency translation gain of $0.68 million) for the year ended December 31, 2016; we had loss on disposal of 100% equity interest on Taiyu, SmartHeat Siping, and SmartHeat Energy for $35.24 million ((after net with cumulative foreign currency translation gain of $11.92 million) for the comparable period of 2015.

Net Loss. Our net loss for the year ended December 31, 2016 was $8.38 million compared to net loss of $43.13 million for the comparable period of 2015, a decrease of $34.75 million or 81%. Net loss as a percentage of sales was 8887% in the year ended December 31, 2016, and net loss as a percentage of sales was 11690% in the comparable period of 2015. This decrease in net loss was mainly attributable to a significant loss on sale of 100% equity interest of Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng and Xinrui of $35.23 million in the year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and equivalents of $1.05 million. Working capital deficit was $8.17 million at December 31, 2016. The ratio of current assets to current liabilities was 0.25:1 at December 31, 2016.

The Company had revolving line of credit providing for borrowings of up to $2.50 million with maturity on July 31, 2016, and extended to October 31, 2017 with increased borrowing amount up to $3.5 million, to address the cash needs of the Company’s US parent. The outstanding balance under the Credit Agreement as of December 31, 2016 was $2.88 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2016 and 2015:

	2016	2015
Cash provided by (used in):
Operating activities	$(1,052,977)	$(3,361,546)
Investing activities	$25,715	$(9,613,581)
Financing activities	$420,000	$1,206,000

Net cash flow used in operating activities was $1.05 million in the year ended December 31, 2016, compared to net cash flow used in operating activities of $3.36 million in the comparable period of 2015. The decrease in net cash outflow in operating activities was due mainly to decreased cash outflow from other receivables, prepayments and deposits of $0.20 million in the year ended December 31, 2016, compared with $1.64 million in the year ended December 31, 2015.  In addition, we had cash inflow of $2.21 million from other payables and accrued liabilities in the year ended December 31, 2015, compared with $1.64 million in the year ended December 31, 2015.

Net cash flow provided by investing activities was $0.03 million in the year ended December 31, 2016, compared to net cash used in investing activities of $9.61 million in the comparable period of 2015. In the year ended December 31, 2016, we had $0.16 million cash inflow from notes receivable, but offset with $0.13 million cash disposed from sale of equity interest on SmartHeat Germany and $347 cash outflow for purchase of fixed assets; while in the same period of 2015, we had $0.06 million cash inflow from restricted cash, offset with $9.49 million cash disposed from sale of equity interest on Taiyu, SmartHeat Siping, and SmartHeat Energy, $0.17 million cash outflow for notes receivable, and $0.01 million cash outflow for purchase of fixed assets.

Net cash provided by financing activities was $0.42 million in the year ended December 31, 2016, compared to $1.21 million cash provided by financing activities in the comparable period of 2015. The cash inflow in the year ended December 31, 2016 consisted of proceeds from a credit line of $0.42 million. In the year ended December 31, 2015, we had proceeds from this credit line of $1.21 million.

As of December 31, 2016, we had gross accounts receivable (including retention receivable) of $2,082,567, of which $0 was with aging within 30 days, $66,562 with aging between 31 and 90 days, $12,074 with aging between 91 and 180 days, $1,547,820 with aging between 181 and 360 days, and $456,112 with aging over 360 days. At December 31, 2016, net accounts receivable was $0, which was the gross accounts receivable (including retention receivable) of $2,082,567 less bad debt allowance of $2,082,567.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and acting principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016, because of a material weakness related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Oliver Bialowons	48	Former President and Director
Yingkai Wang	44	Acting Chief Accountant
Kenneth Scipta	75	President and Director
Weiguo Wang	51	Director
Xin Li	43	Director
Qingtai Kong	70	Director

Kenneth Scipta, President Director

Kenneth Scipta was appointed to our Board of Directors and as Chairman of our Audit Committee on July 10, 2012 and as our President on November 29, 2016. Mr. Scipta, a certified public accountant, has over 35 years of relevant accounting experience, and has served on several boards of directors. From 1993 to 1996, Mr. Scipta was the president and a board member of Mid-West Springs Manufacturing Company, a NASDAQ traded company, where he was responsible for day to day operations, planning, administration and financial reporting. Upon Mr. Scipta’s resignation he assumed the duties of president of the special products division, which included catalog sales, die springs and the development of international sales. Previously, from 1979-1993, Mr. Scipta served in various positions such as president, vice president of finance and vice president of sales and marketing for Mid-West’s primary subsidiary. From 1998 to 2006, Mr. Scipta was the chief executive officer and a board member of First National Entertainment Company, a multi-million dollar company traded on NASDAQ.

Oliver Bialowons, Former President and Former Director

Oliver Bialowons was Director and as President of the Company from May 25, 2012 to November 29, 2016, and was appointed to fill the roles formerly held by Jun Wang. Mr. Bialowons brings more than 20 years of experience as a turnaround executive to the Board of Directors and management of the Company. He is chief executive officer of Bialowons & Associates GmbH.  In 2009, Mr. Bialowons recently served as Chairman of Bowe Bell Howell Inc., a financially stressed U.S. based manufacturer of industrial logistics equipment with worldwide operations and distribution. Mr. Bialowons directed the restructuring of Boewe Bell Howell’s business and eventual sale of the Bell Howell business to Bell and Howell, LLC, a portfolio company of Versa Capital Management, LLC. Mr. Bialowons continued to serve as Chairman of Bowe Bell Howell in the United States until March of 2012. Since March of 2012, Mr. Bialowons has also served as the Chief Executive Officer of IHR Platz in Germany. From 2008 to 2010, Mr. Bialowons was Chief Executive Officer of Boewe Systec AG and Wanderer Werke AG, and from 2007-2008 he was Chief Operating Officer of neckermann.de GmBH.  Prior to 2007, Mr. Bialowons held various management positions at Mitsubishi Motors Corp. and DaimlerChrysler AG.

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

Legal Proceedings

Oliver Bialowons, our former President, was an executive officer of Bowe Bell & Howell Company, a U.S. based manufacturer of industrial logistics equipment with worldwide operations and distribution, which filed for bankruptcy in April of 2011. Bowe Bell & Howell Company acted as debtor in possession and no external receiver was appointed in the bankruptcy proceeding. The bankruptcy proceeding was subsequently dismissed in March of 2012.

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

Procedures for Shareholder Recommendations of Nominees to the Board of Directors

During 2016, there were no material changes to the procedures described in our Proxy Statement relating to the 2014 Annual Meeting of Shareholders by which shareholders may recommend nominees to our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Northtech, Inc. did not file an amendment to Schedule 13D in 2016 with respect to the grant of 400,000 shares of stock in connection with the Fifth Amendment to the Credit Agreement. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all such Section 16(a) filing requirements were timely met during 2016.

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

Executive Compensation

The following table sets forth information concerning the compensation for the years ended December 31, 2015 and 2016, of each of our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
Oliver Bialowons	2016	100,000	-	-	-	-	-	-	100,000
President	2015	100,000	-	-	-	-	-	-	100,000
Yingkai Wang	2016	21,242	-	-	-	-	-	-	21,242
Acting Chief Accountant	2015	21,242	-	-	-	-	-	-	21,242

(1)
Amounts shown reflect aggregate grant date fair value of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by selling the stock or exercising the options.

The following table sets forth information concerning the outstanding equity awards held by each of our named executive officers at December 31, 2016.

Outstanding Equity Awards at Fiscal Year-End for 2016

Option Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	($)	Date
Oliver Bialowons	-	-	-	-
Yingkai Wang	-	-	-	-

Agreements with Personnel

Mr. Scipta is compensated $60,000 per year as President and Director.

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

Change-In-Control and Separation Agreements

We do not have any existing arrangements providing for payments or benefits in connection with the resignation, severance, retirement or other termination of any of our named executive officers, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2016.

Director Compensation Table for 2016

	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Name	($)	($)	($)	($)
Kenneth Scipta	30,000	-		30,000
Weiguo Wang	12,000	-	-	12,000
Xin Li	17,910	-	-	17,910
Qingtai Kong	3,750	-	-	3,750

Our independent directors receive cash compensation, paid in equal quarterly installments, for their service. In addition, at the discretion of the non-interested members of the Compensation Committee, independent directors are eligible to receive bonuses for service to our company outside the normal duties as a director and grants of options to purchase our common stock under the 2010 Equity Incentive Plan. Messrs. Li and Kong receive compensation of $17,910 and $3,750 per year, respectively, paid in equal quarterly installments. Mr. Scipta received $30,000 per year in 2016, paid in equal quarterly installments. We do not compensate our non-independent directors for serving as our directors. All directors are eligible to receive reimbursement of expenses incurred with respect to attendance at board meetings and meetings of committees thereof, which is not included in the above table. We do not maintain a medical, dental or retirement benefits plan for the directors. On March 27, 2014, Ken Scipta was granted 50,000 shares of our common stock.

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

As of June 30, 2017, there were 8,683,399 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Northtech Holdings Inc. Mill Mall 5, Wickhams Cay 1 P.O. Box 3085 Road Town, Tortola British Virgin Islands	4,000,000	(1)	46.06%
Beijing YSKN Machinery & Electronic Equipment Co., Ltd. Rm 1106, Huapu International Plaza No.19, Chaowai Street, Chaoyang District Beijing, China	680,800	(2)	7.83%

Directors and Named Executive Officers
Oliver Bialowons	200,000		2.30%
Kenneth Scipta	50,000		0.58%
All Directors and Named Executive Officers as a Group (2 Persons)	250,000		2.88%

*           Represents less than 1% of shares outstanding.

(1)
Disclosed on the Schedule 13D for Northtech Holdings filed on March 7, 2013, as amended on August 29, 2013 and Form 4 filed on 7/28/2015 and records obtained from the transfer agent. Includes additional 400,000 shares issued in connection with Amendment No. 5 to the Credit Agreement.

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

On December 31, 2014, the Company closed the transactions contemplated by the Equity Interest Purchase Agreement discussed above (See Sale of Equity Interests). The buyers consist of a group of 25 natural persons, all of whom are PRC. citizens, including Wen Sha, Jun Wang and Xudong Wang, managers of the Company’s subsidiaries engaged in the PHE segment of its business, and Huajuan Ai and Yingkai Wang, the Company’s Corporate Secretary and Acting Chief Accountant, respectively.

Except as disclosed above, there were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during 2016 or 2015, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

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

Director Independence

Our Board of Directors has determined that each of Weiguo Wang, Xin Li and Qingtai Kong is an independent director as defined by the listing standards of NASDAQ currently in effect and all applicable rules and regulations of the SEC. We have established the following standing committees of the Board of Directors: Audit, Compensation and Nominating and Corporate Governance. All members of the Audit, Compensation and Nominating and Corporate Governance Committees satisfy the independence standards applicable to members of each such committee. The Board of Directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions between us and the directors, if any. The Board of Directors considered relationships and transactions between each director, or any member of his immediate family, and our company, our subsidiaries and our affiliates. The purpose of the Board of Director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under NASDAQ rules.

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected MJF & Associates as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal year ending December 31, 2016. MJF & Associates has served as our independent accountant since January 12, 2015. The following table presents the aggregate fees billed for professional services rendered by MJF & Associates for the years ended December 31, 2015 and 2016.

	2016	2015
Audit Fees
MJF	132,000	$132,000

Audit-related fees
		-
Tax fees	-	-
All other fees	-	-

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
Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SmartHeat Inc

We have audited the accompanying consolidated balance sheet of SmartHeat Inc as of December 31, 2016 and December 31, 2015, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. SmartHeat Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SmartHeat Inc as of December 31, 2016 and December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring losses from operations and has agreed to sell a significant part of its business at a loss. In addition, SmartHeat Pump decided to file for bankruptcy protection in China due to the slowdown of the business. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MJF & Associates
Los Angeles, California
August 29, 2017

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2016	DECEMBER 31, 2015

ASSETS

CURRENT ASSETS
Cash and equivalents	$1,046,884	$1,736,971
Accounts receivable, net	-	673,186
Retentions receivable, net	-	15,183
Advances to suppliers, net	-	6,070
Other receivables (net), prepayments and deposits	1,412,357	1,356,767
Inventories, net	262,778	3,053,189
Taxes receivable	5,513	7,986
Notes receivable - bank acceptances	-	162,327

Total current assets	2,727,532	7,011,679

NONCURRENT ASSETS
Long term investment	367,529	-
Property and equipment, net	19,966	916,245
Intangible assets, net	-	423,505

Total noncurrent assets	387,495	1,339,750

TOTAL ASSETS	$3,115,027	$8,351,429

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$657,354	$224,389
Advances from customers	1,155,748	1,156,178
Taxes payable	15,844	32,507
Accrued liabilities and other payables	9,070,789	3,577,891

Total current liabilities	10,899,735	4,990,965

CREDIT LINE PAYABLE	2,875,335	2,455,335

DEFERRED TAX LIABILITY	-	15,238

TOTAL LIABILITIES	13,775,070	7,461,538

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 75,000,000 shares authorized, 8,283,399 shares issued and outstanding as of December 31, 2016 and 2015, respectively	8,283	8,283
Paid-in capital	85,924,857	98,435,254
Statutory reserve	780,682	780,682
Shares to be issued	80,000	-
Accumulated other comprehensive income	13,772,395	12,495,370
Accumulated deficit	(116,769,554)	(118,011,345)
Dividend	(100,000)	-

Total Company stockholders' deficit	(16,303,337)	(6,291,756)

NONCONTROLLING INTEREST	5,643,294	7,181,647

TOTAL EQUITY (DEFICIT)	(10,660,043)	889,891

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,115,027	$8,351,429

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	2016	2015

Net sales	$94,338	$368,973
Cost of sales	964,442	3,678,562

Gross loss	(870,104)	(3,309,589)

Operating expenses
Selling	195,406	430,618
General and administrative	1,018,443	1,551,204
Provision for bad debts	-	18,369

Total operating expenses	1,213,849	2,000,191

Loss from operations	(2,083,953)	(5,309,780)

Non-operating income (expenses)
Interest income	3,674	5,519
Interest expense	(357,924)	(372,703)
Financial expense	(168,950)	(75,944)
Other income, net	28,909	88,585

Total non-operating expenses, net	(494,291)	(354,543)

Loss before income tax (benefit)	(2,578,244)	(5,664,323)

Income tax expense (benefit)	(13,150)	26,935

Loss from continuing operations	(2,565,094)	(5,691,258)

Cumulative foreign currency translation gain / loss on disposed entities	682,036	11,915,632

Loss from operations of discontinued entities, net of tax	(5,261,187)	(2,233,497)

Loss on disposal of discontinued entities, net of tax	(2,764,701)	(47,151,307)

Net loss including noncontrolling interest	(9,908,946)	(43,160,430)

Less: loss attributable to noncontrolling interest from continuing operations	(1,464,269)	(21,828)

Less: loss attributable to noncontrolling interest from discontinued operations, net of tax	(61,131)	(5,900)

Net loss to SmartHeat Inc.	(8,383,546)	(43,132,702)

Other comprehensive item
Foreign currency translation gain (loss) attributable to discontinued operations	348,577	(407,499)
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	126,053	(493,240)
Foreign currency translation gain (loss) attributable to noncontrolling interest	(12,953)	6,987,850

Comprehensive loss attributable to SmartHeat Inc.	$(7,908,916)	$(44,033,441)

Comprehensive gain (loss) attributable to noncontrolling interest	$(1,538,353)	$6,960,122

Basic and diluted weighted average shares outstanding	8,283,399	6,799,837

Basic and diluted loss per share from continuing operations	$(0.13)	$(0.83)

Basic and diluted loss per share from discontinued operations	$(0.88)	$(5.51)

Basic and diluted net loss per share	$(1.01)	$(6.34)

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(9,908,946)	$(43,160,430)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	304,807	441,431
Provision for bad debts	1,404,426	18,369
Provision for inventory impairment	2,124,837	3,293,870
Provision for advance to suppliers	1,401	-
Provision for fixed assets impairment	195,711	-
Provision for intangible assets impairment	313,033	-
Changes in warranty reserves	-	2,777
Gain on debt waiver	-	(8,790,015)
Loss on sale of equity interest of subsidiaries	2,082,665	44,025,690
Gain on disposal of fixed assets	(24,971)	-
Changes in deferred tax	(14,897)	(48,978)
(Increase) decrease in assets and liabilities:
Accounts receivable	389,934	660,356
Retentions receivable	23,545	64,415
Advances to suppliers	4,533	8,327
Other receivables, prepayments and deposits	(201,137)	(1,644,882)
Inventories	52,171	473,025
Taxes receivable	(17,346)	19,913
Accounts payable	(67,152)	(261,194)
Advances from customers	76,730	(102,621)
Accrued liabilities and other payables	2,207,680	1,638,401

Net cash used in operating activities	(1,052,977)	(3,361,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	-	64,765
Cash disposed from equity interest sale of subsidiaries	(132,631)	(9,490,641)
Acquisition of property and equipment	(347)	(18,467)
Notes receivable	158,693	(169,238)

Net cash provided by (used in) investing activities	25,715	(9,613,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in credit line payable	420,000	1,206,000

Net cash provided by financing activities	420,000	1,206,000

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(82,825)	(176,526)

NET DECREASE IN CASH AND EQUIVALENTS	(690,087)	(11,945,653)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	1,736,971	13,682,624

CASH AND EQUIVALENTS, END OF YEAR	$1,046,884	$1,736,971

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash financing activities:
Debts settled through shares issuance	$-	$1,500,000

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common stock
	Shares	Amount	Paid in capital	Shares to be issued	Statutory reserves	Accumulated other comprehensive income	Accumulated deficit	Dividend	Total	Noncontrolling interest

Balance at January 1, 2015	6,783,399	$6,783	$87,500,456	-	$5,389,057	$8,549,568	$(76,198,760)	$-	$25,247,104	$19,007,740

Sale of 100% equity interest in certain subsidiaries	-	-	16,423,553	-	-	4,849,732	(3,288,258)	-	17,985,027	(18,789,406)

Shares issued for loan extension fee	250,000	250	99,750	-	-	-	-	-	100,000	-

Shares issued for debt repayment	1,250,000	1,250	1,498,750	-	-	-	-	-	1,500,000	-

Net loss for year	-	-	-	-	-	-	(43,132,702)	-	(43,132,702)	(27,728)

Reclassification of 20% of net equity of HEAT HP Inc. to noncontrolling interest resulting from Northtech loan repayment with 20% of the issued and outstanding common stock of HEAT HP Inc.	-	-	(7,087,255)	-	-	84,818	-	-	(7,002,437)	7,002,437

Reclassification of statutory reserves of disposed entities to retained earnings as a result of 100% equity interest sale	-	-	-	-	(4,608,375)	-	4,608,375	-	-	-

Foreign currency translation loss	-	-	-	-	-	(988,748)	-	-	(988,748)	(11,396)

Balance at December 31, 2015	8,283,399	8,283	98,435,254	-	780,682	12,495,370	(118,011,345)	-	(6,291,756)	7,181,647

Sale of 85% equity interest in Smartheat Germany	-	-	(12,510,397)	-	-	802,395	9,625,336	-	(2,082,666)	-

Shares to be issued for loan extension	-	-	-	80,000	-	-	-	-	80,000	-

Net loss for year	-	-	-	-	-	-	(8,383,546)	-	(8,383,546)	(1,525,400)

Dividend accrued to Northtech	-	-	-	-	-	-	-	(100,000)	(100,000)	-

Foreign currency translation gain (loss)	-	-	-	-	-	474,630	-	-	474,630	(12,953)

Balance at December 31, 2016	8,283,399	$8,283	$85,924,857	$80,000	$780,682	$13,772,395	$(116,769,554)	$(100,000)	$(16,303,337)	$5,643,294

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006, in the State of Nevada and at that time had little or no operations. On April 14, 2008 we changed our name to SmartHeat Inc. and acquired all of the equity interests in Taiyu, at that time a leading developer of plate heat exchangers (“PHEs”) and PHE Units in China.  Taiyu was formed in July 2002 under the laws of China and is headquartered in Shenyang City, Liaoning Province, China.  The Company, through its operating subsidiaries in China and Germany, formerly designed, manufactured, sold PHEs , PHE Units, temperature sensors, valves and automated control systems, heat meters and heat pumps for use in commercial and residential buildings until the sale of certain of its subsidiaries effective December 31, 2014.

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

On January 20, 2016, SmartHeat Pump entered and closed a Share Purchase Agreement with a series of buyers to sell 85% of the equity shares of SmartHeat Germany for Euro 170,000 ($185,400).  The purchasing price of Euro 170,000 was returned to the buyers and subsequently paid into SmartHeat Germany as reserve by the buyers. The buyers are not related parties of the Company. SmartHeat Germany had continuous losses and the management decided to sell at a minimal or no cost due to its higher operating cost.

During the year ended December 31, 2016, SmartHeat Pump decided to file for bankruptcy protection in China due to the slowdown of the business. SmartHeat Pump is preparing bankruptcy documents to be filed with the proper authorities in China, and expects the bankruptcy process to last for a few years before obtaining the final approval.  Accordingly, the Company reclassified SmartHeat Pump business as discontinued operations and made an impairment reserve for its assets including accounts receivable, other receivables, advance to suppliers, inventory, deferred tax assets, fixed assets and intangible assets (See note 20).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

For the year ended December 31, 2016, the accompanying consolidated financial statements include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Germany (until January 20, 2016), SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

Going Concern

The Company has incurred significant recurring losses from operations in the past several years, including a loss from continuing operations of $2.57 million for the year ended December 31, 2016. The Company also recognized a loss of $2.08 million (after net with cumulative foreign currency translation gain / loss on disposed entities) from the 85% equity interest sale on SmartHeat Germany. In addition, SmartHeat Pump decided to file for bankruptcy protection in China due to the slowdown of the business. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently seeking potential assets, property or businesses to acquire, in a business combination, by reorganization, merger or acquisition.   The plan of operation for the next 12 months is to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence operations through funding and/or the acquisition or business combination with a “going concern” engaged in any industry selected.  The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and the Company will be unable to do so until it determines any particular industry in which the Company may conduct business operations.

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
The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of December 31, 2016 and 2015, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Germany	Total
December 31, 2016	$-	$1,046,884	$-	$1,046,884
December 31, 2015	$6,822	$1,575,771	$154,378	$1,736,971

Accounts and Retentions Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1.89 million and $1.41 million at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, the Company had retentions receivable from customers for product quality assurance of $0.19 million and $0.17 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date of the products and the number of heating seasons that the warranty period covers. The Company had allowances of $0.19 million and $0.16 million at December 31, 2016 and 2015, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material and equipment for production. The advances are interest-free and unsecured. As of December 31, 2016 and 2015, the Company had allowances for advances to suppliers of $2.14 million and $2.29 million, respectively.

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

As part of inventory impairment analysis, the Company performs an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. The Company collects information about delayed and canceled contracts and meets with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that the Company does not expect to be reinstated and contracts for which the Company has been unable to find substitute customers become impaired. Following the completion of the impairment analysis, the Company had inventory impairment allowance of $7.00 million and $5.30 million as of December 31, 2016 and 2015, respectively. The Company recorded inventory impairment provision of $0.74 million and $3.29 million for the years ended December 31, 2016 and 2015, respectively, which was included in the cost of sales. The Company also recorded inventory impairment provision of $1.38 million for discontinued operations for the years ended December 31, 2016

Property and Equipment, net

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2016, impairment of long-lived assets was $508,744; and at December 31, 2015, there was no significant impairment of long-lived assets.

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
Activity in the Company’s warranty reserve from January 1, 2015, to December 31, 2016, is as follows:

	2016	2015
Beginning balance	$-	$472,558
Provisions	-	-
Actual costs incurred	-	(67,275)
Reversal of warranty reserve due to disposal of subsidiaries	-	(405,283)
Ending balance in current liabilities	$-	$-

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for years ended December 31, 2016 and 2015 were $0.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of operation. At December 31, 2016, the Company had not taken any significant uncertain tax position on its tax returns for 2015 or prior years, or in computing its tax provision for 2016.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and heat pumps are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue under “Advance from customers.” For the years ended December 31, 2016 and 2015, the Company only sold PHEs and heat pumps.

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

Sales returns and allowances were $0 for the years ended December 31, 2016 and 2015. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

The Company charges for after-sales services provided after the expiration of the warranty period, with after-sales services mainly consisting of cleaning PHEs and repairing and exchanging parts. The Company recognizes such revenue when the service is provided. For the years ended December 31, 2016 and 2015, revenue from after-sales services after the expiration of the warranty was $39,792 and $120,197, respectively. Such revenue was recorded in other income.

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

Basic and Diluted Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  Basic and diluted shares outstanding are the same for each of the years ended December 31, 2016 and 2015, respectively.

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

As of December 31, 2016 and 2015, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

The Company sold 85% equity interest of SmartHeat Germany on January 20, 2016. According to ASC 830-30-40-1, upon the sale of a subsidiary, accumulated foreign currency translation adjustment relating to the disposed entities as of January 20, 2016 amounting to $0.68 million was reported separately in the Consolidated Statements of Operations and Comprehensive Income (Loss) as cumulative foreign currency translation gain on disposed entities, and was part of the loss on sale.

RMB to USD and EUR to USD (until January 20, 2016) exchange rates in effect as of December 31, 2016 and 2015, and the average exchange rates for the years ended December 31, 2016 and 2015 are as following. The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange (“SAFE”) of the PRC. The exchange rates used in translation from EUR to USD were published by OANDA Rates.

	Average Exchange Rate For the Years Ended		Balance Sheet Date Exchange Rate
	12/31/16	12/31/15	12/31/16	12/31/15
RMB - USD	6.6423	6.2284	6.9370	6.4936

EUR – USD (until disposal date of January 20, 2016)	0.9209	0.9006	0.8916	0.9169

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

The Company had two operating segments at December 31, 2016: 1) plate heating equipment, meters and related products; and 2) heat pumps and related products (prior to the date of discontinued operations of SmartHeat Pump). These operating segments were determined based on the nature of the products offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s chief executive officer and acting chief accountant were identified as the chief operating decision makers. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on profitability, cash flows, and other measurement factors of each respective segment.

As a result of the 100% Stock Sale of certain subsidiaries effective December 31, 2014, the Company is now concentrating on heat pump business, whereas the PHE business is very limited and will be gradually ceased. For the year ended December 31, 2016, sales of PHEs was $94,338 and sales of heat pumps was $252,058. Both businesses report to the same executives. Accordingly, there was no segment reporting for the year ended December 31, 2016 due to immaterially of PHE segment.

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

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

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

In October 2016, the FASB issued ASU No. 2016-17 Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. This ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period including the sale of SmartHeat Germany and discontinuing the operation of SmartHeat Pump. These reclassifications had no effect on the Company’s balance sheet, net loss or stockholders’ equity (deficit).

3. INVENTORIES, NET

Inventories at December 31, 2016 and 2015, were as follows:

	2016	2015
Raw materials	$5,971,570	$6,399,057
Work in process	476,682	509,231
Finished goods	812,378	1,447,090
Total	7,260,630	8,355,378
Inventory allowance	(6,997,852)	(5,302,189)
Inventories, net	$262,778	$3,053,189

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payments. The Company discounted the commercial notes with the banks or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than nine months. As of December 31, 2016 and 2015, the Company was contingently liable for the notes endorsed to vendors of $0, respectively.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at December 31, 2016 and 2015, respectively:

	2016	2015
Advances to unrelated third party companies	$1,314,808	$599,605
Prepayment for freight, related insurance, advertisement and consulting expenses	34,755	100,000
Advances to employees	337,380	341,101
Other	447,898	359,664
Total	2,134,841	1,400,370
Less: bad debt allowance	(722,484)	(43,603)
Other receivables (net), prepayments and deposits	$1,412,357	$1,356,767

Advances to unrelated third party companies were short-term unsecured advances.

Prepayment for freight and related insurance expenses represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products.

Advances to employees represented short-term loans to employees and advances for business trips and related expenses.  As of December 31, 2016, as a result of discontinued operation for SmartHeat Pump, other receivables including advance to employees was fully reserved as bad debt allowance.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2016 and 2015:

	2016	2015
Production equipment	$870,119	$1,583,894
Office equipment	185,183	197,828
Vehicles	182,753	230,237
Total	1,238,055	2,011,959
Less: impairment of fixed asset	(187,397)	-
Less: accumulated depreciation	(1,030,692)	(1,095,714)
Property and equipment, net	$19,966	$916,245

Depreciation expense including SmartHeat Germany and SmartHeat Pump prior to their discontinued operation for the years ended December 31, 2016 and 2015 was $43,461 and $230,551, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted mainly of trademarks, computer software and know-how technology. Intangible assets consisted of the following at December 31, 2016 and 2015, respectively:

	Estimated Useful Life (In years)	2016	2015
Know-how technology	5–10	$538,177	$574,925
Software	5	134,462	152,455
Trademarks	7	262,393	280,310
Total		935,032	1,007,690
Less: impairment of intangible asset		(299,735)	-
Less: accumulated amortization		(635,297)	(584,185)
Intangible assets, net		$-	$423,505

Amortization of intangible assets including that of SmartHeat Germany and SmartHeat Pump (prior to discontinued operation) for the years ended December 31, 2016 and 2015 was $92,724 and $135,253, respectively.

8. LONG TERM INVESTMENT

Long term investment represented 15% of investment into SmartHeat Germany, and the Company accounted for this investment under cost method. As of December 31, 2016, the Company had long term investment in SmartHeat Germany of $367,529, representing remaining 15% equity interest (See note 2).

9. TAXES RECEIVABLE

Taxes receivable consisted of the following at December 31, 2016 and 2015:

	2016	2015
Value-added	$5,485	$5,706
Other	28	2,280
Taxes receivable	$5,513	$7,986

10. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2016 and 2015:

	2016	2015
Income	$13,784	$26,934
Value-added	1,442	3,967
Other	618	1,606
Taxes payable	$15,844	$32,507

11. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2016 and 2015:

	2016	2015
Advances from third parties	$4,733,428	$335,070
Other	1,334,315	1,415,585
Accrued expenses	3,003,046	1,827,236
Total accrued liabilities and other payables	$9,070,789	$3,577,891

Advances from third parties were short term, non-interest-bearing and due on demand.

Other represented payables for the Company’s certain construction and installation projects, and miscellaneous expenses including postage, business insurance, employee benefits, project bidding fee, medical insurance, etc.

As of December 31, 2016, accrued expenses mainly consisted of accrued property and land rental fee of $2.65 million and accrued payroll of $0.35 million. As of December 31, 2015, accrued expenses mainly consisted of accrued property and land rental fee of $1.75 million, and accrued payroll of $0.07 million.

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

As of December 31, 2016, Northtech owns 43.5% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis, as described above.

13. DEFERRED TAX ASSET (LIABILITY)

As of December 31, 2016 and 2015, deferred tax asset (liability) consisted of the following:

	2016	2015
Deferred tax asset - current (bad debt allowance for accounts receivable)	$682,358	$559,197
Deferred tax asset - current (bad debt allowance for retention receivable)	35,142	39,766
Deferred tax asset - current (inventory impairment provision)	1,749,463	1,325,547
Deferred tax asset – current (bad debt allowance for other receivables)	180,621	10,901
Deferred tax asset – current (allowance for advance to supplier)	535,436	571,639
Deferred tax asset – noncurrent (NOL of US parent company)	3,362,162	3,037,305
Deferred tax asset – noncurrent (NOL of PRC subsidiaries)	4,403,714	3,746,826
Less: valuation allowance	(10,948,896)	(9,291,181)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$-	$(15,238)

The Company recorded a 100% valuation allowance for all deferred tax assets due to the uncertainty of its realization.

14. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

SmartHeat, the parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $9.89 million at December 31, 2016, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Pump, SmartHeat Trading and Heat Exchange are subject to the regular 25% PRC income tax rate. SmartHeat Germany is subject to a 15% corporate income tax in Germany.

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the years ended December 31, 2016 and 2015:

	2016	2015
US statutory benefit rates	(34.0)%	(34.0)%
Tax rate difference	(14.5)%	6.2%
Other	-%	(3.0)%
Valuation allowance	48.0%	31.3%
Tax expense (benefit) per financial statements	(0.5)%	0.5%

The income tax expense (benefit) for the years ended December 31, 2016 and 2015, consisted of the following:

	2016	2015
Income tax expense (benefit) - current	$1,747	$75,913
Income tax benefit - deferred	(14,897)	(48,978)
Total income tax expense (benefit), net	$(13,150)	$26,935

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

17. COMMITMENTS

Lease Agreements

The Company leased offices for its sales representatives in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the years ended December 31, 2016 and 2015 was $949,415 and $275,105, respectively. SmartHeat Pump was fined by a ruling to pay RMB 5.1 million ($0.78 million) unpaid rents to a third party during the year ended December 31, 2016.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. As of December 31, 2016, the Company is committed to contributing the remaining $40 million in registered capital to SmartHeat Investment by the end of 2017. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date.

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

19. CONDENSED FINANCIAL INFORMATION OF US PARENT

SmartHeat Inc. is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Set forth below are condensed financial statements of SmartHeat Inc. (US Parent) on a stand-alone, unconsolidated basis as of December 31, 2016 and 2015.

CONDENSED BALANCE SHEETS

	2016	2015

ASSETS

Cash and equivalents	$-	$6,822
Investment in subsidiaries	(11,815,077)	(3,599,049)
Other current assets	1,400,494	2,309,205
TOTAL ASSETS	$(10,414,583)	$(1,283,022)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accrued liabilities and other payables	$5,886,659	$5,008,736
Bank overdraft	2,095	-
Total liabilities	5,888,754	5,008,736

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock	$8,283	$8,283
Additional paid-in capital	85,924,857	98,435,253
Shares to be issued	80,000	-
Statutory reserve	780,682	780,682
Other comprehensive income	13,772,395	12,495,369
Accumulated deficit	(116,869,554)	(118,011,344)
Total stockholders’ deficit	(16,303,337)	(6,291,758)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$(10,414,583)	$(1,283,022)

CONDENSED STATEMENTS OF OPERATIONS

	2016	2015
Operating expenses
General and administrative expenses	$428,916	$1,294,202

Loss from operations	(428,916)	(1,294,202)

Non-operating expenses	(526,546)	(35,684,004)

Equity loss in subsidiaries	(7,428,084)	(6,154,495)

Total non-operating loss	(7,954,630)	(41,838,499)

Loss before income tax	(8,383,546)	(43,132,701)

Income tax	-	-

Net loss	$(8,383,546)	$(43,132,701)

CONDENSED STATEMENTS OF CASH FLOWS

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,383,546)	$(43,132,701)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	-	-
Gain on settlement of debt	-	(8,790,015)
Gain on issuance of stock	-	-
Amortization of loan origination and extension fee	168,622	75,627
Amortization of loan amendment fee paid by shares	-	-
Equity loss in subsidiaries	7,428,084	6,154,495
Loss on sale of equity interest	-	44,025,690
Increase in current liabilities	360,018	1,605,623

Net cash used in operating activities	(426,822)	(61,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Credit line payable	420,000	-

Net cash provided by financing activities	420,000	-

NET DECREASE IN CASH AND EQUIVALENTS	(6,822)	(61,281)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	6,822	68,103

CASH AND EQUIVALENTS, END OF YEAR	$-	$6,822

20. DISCONTINUED OPERATION OF SMARTHEAT PUMP

During the year ended December 31, 2016, SmartHeat Pump decided to file bankruptcy due to the slowdown of the business, SmartHeat Pump is currently preparing the bankruptcy documents to be filed with the authority, and is expecting the bankruptcy process to last for a few years before obtaining the final approval; accordingly, the Company reclassified SmartHeat Pump business as discontinued operations and made impairment reserve for its assets including accounts receivable, other receivables, advance to suppliers, inventory, deferred tax assets, fixed assets and intangible assets.

The following table summarizes the carrying value of the assets and liabilities of SmartHeat Pump at December 31, 2016.

Cash and equivalents	$205,104
Prepaid expenses	23,376
Tax receivable	143
Noncurrent assets, net	367,529
Accounts payable	(617,751)
Unearned revenue	(869,650)
Other payable	(995,924)
Other current payable	(2,988,232)

21. DISPOSAL OF SUBSIDIARIES

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

SMARTHEAT INC.
(Registrant)

Date: August 29, 2017	By:	/s/ Kenneth Scipta
Kenneth Scipta President (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Scipta his or her attorney-in-fact for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Scipta	President and Director	August 29, 2017
Kenneth Scipta	(Principal Executive Officer)

/s/ Yingkai Wang	Acting Chief Accountant	August 29, 2017
Yingkai Wang	(Principal Financial and Accounting Officer)

/s/ Kenneth Scipta	Director	August 29, 2017
Kenneth Scipta

/s/ Weiguo Wang	Director	August 29, 2017
Weiguo Wang

/s/ Xin Li	Director	August 29, 2017
Xin Li

/s/ Qingtai Kong	Director	August 29, 2017
Qingtai Kong

EXHIBIT INDEX

Exhibit No.	Description
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
10.14
August 2013 Amendment to the Credit and Security Agreement between SmartHeat Inc. and Northtech Holdings Inc., dated August 23, 2013 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on August 6, 2010)

10.15
Assignment and Assumption Agreement between SmartHeat Inc., and Northtech Holdings Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on August 6, 2010)

10.16
Assignment Agreement between SmartHeat Inc. and Heat HP, Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on August 6, 2010)

10.17
Assignment Agreement between SmartHeat Inc. and Heat PHE, Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on August 6, 2010)

10.18
Equity Interest Purchase Agreement by and between SmartHeat Inc. and the Buyers, dated October 10, 2013 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on October 10, 2013)

10.19
Amendment No. 4 to the Credit and Security Agreement between Northtech Holdings, Inc. and SmartHeat dated December 28, 2015 (Incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on December 28, 2015).

10.20
Amendment No. 5 to the Credit and Security Agreement between SmartHeat Inc. and Northtech Holdings Inc., dated July 31, 2016 (Incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on August 2, 2016.)

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