Form 10-Q
period 2017-06-30
SMARTHEAT INC.
filed 2018-04-30
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110141
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2017 there were 8,683,399 shares of common stock outstanding.

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

Part I – Financial Information

Item 1.  Financial Statements
SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	JUNE 30, 2017	DECEMBER 31, 2016
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$1,244,753	$1,046,884
Other receivables (net), prepayments and deposits	1,353,466	1,412,357
Inventories, net	253,454	262,778
Taxes receivable	2,208	5,513

Total current assets	2,853,881	2,727,532

NONCURRENT ASSETS
Long term investment	367,529	367,529
Property and equipment, net	16,864	19,966

Total noncurrent assets	384,393	387,495

TOTAL ASSETS	$3,238,274	$3,115,027

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$702,563	$657,354
Advances from customers	1,339,280	1,155,748
Taxes payable	8,503	15,844
Accrued liabilities and other payables	7,709,319	9,070,789

Total current liabilities	9,759,665	10,899,735

CREDIT LINE PAYABLE	2,875,335	2,875,335

TOTAL LIABILITIES	12,635,000	13,775,070

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 75,000,000 shares authorized, 8,683,399 and 8,283,399 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	8,683	8,283
Paid-in capital	86,004,457	85,924,857
Statutory reserve	780,682	780,682
Shares to be issued	-	80,000
Accumulated other comprehensive income	15,360,565	13,772,395
Accumulated deficit	(117,030,773)	(116,769,554)
Dividend	(150,000)	(100,000)

Total Company stockholders' deficit	(15,026,386)	(16,303,337)

NONCONTROLLING INTEREST	5,629,660	5,643,294

TOTAL EQUITY (DEFICIT)	(9,396,726)	(10,660,043)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$3,238,274	$3,115,027

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2017	2016	2017	2016

Net sales	$38,344	$35,817	$32,715	$22,530
Cost of sales	28,886	332,579	24,538	(2,233)

Gross income (loss)	9,458	(296,762)	8,178	24,763

Operating expenses
Selling	53,944	103,339	24,462	51,166
General and administrative	(6,711)	450,407	21,529	104,323

Total operating expenses	47,233	553,746	45,991	155,489

Loss from operations	(37,775)	(850,508)	(37,813)	(130,726)

Non-operating income (expenses)
Interest income	1,621	1,924	844	1,023
Interest expense	(198,323)	(169,450)	(100,386)	(88,732)
Financial expense	(6,921)	(85,961)	(3,541)	(41,984)
Other expenses, net	32,866	2,484	32,866	304

Total non-operating expenses, net	(170,757)	(251,003)	(70,216)	(129,389)

Loss before income tax (benefit)	(208,532)	(1,101,511)	(108,029)	(260,115)

Income tax expense (benefit)	(456)	(7,138)	201	(7,138)

Loss from continuing operations	(208,076)	(1,094,373)	(108,230)	(252,977)

Cumulative foreign currency translation gain / loss on disposed entities	-	682,036	-	-

Loss from operations of discontinued entities, net of tax	(69,352)	(1,755,548)	(8,557)	(1,416,946)

Loss on disposal of discontinued entities, net of tax	-	(2,764,701)	-	-

Net loss including noncontrolling interest	(277,428)	(4,932,586)	(116,787)	(1,669,923)

Less: loss attributable to noncontrolling interest from continuing operations	(15,377)	(783,081)	(2,357)	(300,654)

Less: loss attributable to noncontrolling interest from discontinued operations, net of tax	(832)	(1,002)	(102)	-

Net loss to SmartHeat Inc.	(261,219)	(4,148,503)	(114,328)	(1,369,269)

Other comprehensive item
Foreign currency translation loss attributable to discontinued operations	(103,076)	(28,184)	(79,944)	(10,050)
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	1,691,245	2,639,856	(3,917)	(60,097)
Foreign currency translation gain (loss) attributable to noncontrolling interest	2,575	(11,408)	1,984	(14,424)

Comprehensive income (loss) attributable to SmartHeat Inc.	$1,326,950	$(1,536,831)	$(198,189)	$(1,439,416)

Comprehensive loss attributable to noncontrolling interest	$(13,634)	$(795,491)	$(475)	$(315,078)

Basic and diluted weighted average shares outstanding	$8,323,178	8,283,399	8,362,520	8,283,399

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.04)	$(0.01)	$0.01

Basic and diluted loss per share from discontinued operations	$(0.01)	$(0.46)	$(0.00)	$(0.17)

Basic and diluted net loss per share	$(0.03)	$(0.50)	$(0.00)	$(0.16)

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2017	2016
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(277,428)	$(4,932,586)
Adjustments to reconcile loss including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	10,269	186,606
Reversal of provision for bad debts	(57,046)	(367,906)
Provision for inventory impairment	(16,603)	319,424
Loss on sale of equity interest of subsidiaries	-	2,082,665
Changes in deferred tax	-	(12,559)
(Increase) decrease in assets and liabilities:
Accounts receivable	98,187	388,627
Retentions receivable	5,917	23,903
Advances to suppliers	-	2,163
Other receivables, prepayments and deposits	15,872	(193,435)
Inventories	32,018	101,270
Taxes receivable	5,393	(6,428)
Accounts payable	29,020	(131,558)
Advances from customers	153,631	82,252
Tax payable	(9,299)	-
Accrued liabilities and other payables	180,361	1,705,008

Net cash provided by (used in) operating activities	170,292	(752,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash disposed from equity interest sale of subsidiaries	-	(132,631)
Acquisition of property and equipment	-	(347)
Notes receivable	-	161,414

Net cash used in investing activities	-	28,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in credit line payable	-	340,000

Net cash provided by financing activities	-	340,000

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	27,577	(30,298)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	197,869	(414,416)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	1,046,884	1,736,971

CASH AND EQUIVALENTS, END OF PERIOD	$1,244,753	$1,322,555

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$358	$-

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

During the year ended December 31, 2016, SmartHeat Pump decided to file for bankruptcy protection in China due to the slowdown of the business. SmartHeat Pump is preparing bankruptcy documents to be filed with the proper authorities in China, and expects the bankruptcy process to last for a few years before obtaining the final approval.  Accordingly, the Company reclassified SmartHeat Pump business as discontinued operations and made an impairment reserve for its assets including accounts receivable, retentions receivable, other receivables, advance to suppliers, inventory, deferred tax assets, fixed assets and intangible assets (See note 19).

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

The interim condensed consolidated financial information as of June 30, 2017 and for the six and three-month periods ended June 30, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC on August 29, 2017.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim consolidated financial position as of June 30, 2017, its interim consolidated results of operations and cash flows for the six and three months ended June 30, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

For the six and three months ended June 30, 2017 and 2016, the accompanying consolidated financial statements include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Germany (until January 20, 2016), SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

Going Concern

The Company has incurred significant recurring losses from operations in the past several years, including a loss from continuing operations of $0.21 million for the six months ended June 30, 2017; and an accumulated deficit of $117,030,773 as of June 30, 2017. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern.

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
The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of June 30, 2017 and December 31, 2016, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States		China			Total
June 30, 2017		$-	$1,244,753		$-	$1,244,753
December 31, 2016	$		$1,046,884	$		$1,046,884

Accounts and Retentions Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1.83 million and $1.89 million at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, the Company had retentions receivable from customers for product quality assurance of $0.19 million and $0.19 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date of the products and the number of heating seasons that the warranty period covers. The Company had allowances of $0.19 million and $0.19 million at June 30, 2017 and December 31, 2016, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material and equipment for production. The advances are interest-free and unsecured. As of June 30,2017 and December 31, 2016, the Company had allowances for advances to suppliers of $2.19 million and $2.14 million, respectively.

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

As part of inventory impairment analysis, the Company performs an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. The Company collects information about delayed and canceled contracts and meets with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that the Company does not expect to be reinstated and contracts for which the Company has been unable to find substitute customers become impaired. Following the completion of the impairment analysis, the Company had inventory impairment allowance of $7.15 million and $7.00 million as of June 30, 2017 and December 31, 2016, respectively. The Company recorded reversal of inventory impairment provision of $0.02 million and inventory impairment provision of $0.32 million for the six months ended June 30, 2017 and 2016, respectively, which was included in the cost of sales. The Company recorded reversal of inventory impairment provision of $0.02 million and $5,300 for the three months ended June 30, 2017 and 2016, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2017, there was no significant impairment of long-lived assets; and at December 31, 2016, impairment of long-lived assets was $508,744 due to discontinued operation of Heat Pump.

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

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for six and three months ended June 30, 2017 and 2016 were $0.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of operation. At June 30, 2017, the Company had not taken any significant uncertain tax position on its tax returns for 2016 or prior years, or in computing its tax provision for 2017.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and heat pumps are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue under “Advance from customers.” For the six and three months ended June 30, 2017, the Company only sold PHEs.  For the six and three months ended June 30, 2016, the Company only sold PHEs and heat pumps.

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

Sales returns and allowances were $0 for the six and three months ended June 30, 2017 and 2016. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

RMB to USD and EUR to USD (until January 20, 2016) exchange rates in effect as of June 30, 2017 and December 31, 2016, and the average exchange rates for six months ended June 30, 2017 and 2016 are as following. The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange (“SAFE”) of the PRC.

	Average Exchange Rate For the six months Ended		Balance Sheet Date Exchange Rate
	6/30/17	6/30/16	6/30/17	12/31/16
RMB - USD	6.8697	6.5303	6.7744	6.9370

EUR – USD (until disposal date of January 20, 2016)	-	0.9209	-	0.9233

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company had one operating segment at June 30, 2017, which is PHE.

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

3. INVENTORIES, NET

Inventories at  June 30, 2017 and December 31, 2016,, respectively, were as follows:

	2017	2016
Raw materials	$6,142,656	$5,971,570
Work in process	488,123	476,682
Finished goods	771,653	812,378
Total	7,402,432	7,260,630
Inventory allowance	(7,148,978)	(6,997,852)
Inventories, net	$253,454	$262,778

As of June 30, 2017 and December 31, 2016, SmartHeat Pump’s inventory was fully reserved as a result of its discontinued operation.

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payments. The Company discounted the commercial notes with the banks or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than nine months. As of June 30, 2017 and December 31, 2016, the Company was contingently liable for the notes endorsed to vendors of $0, respectively.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at June 30, 2017 and December 31, 2016, respectively:

	2017	2016
Advances to unrelated third party companies	$1,346,366	$1,314,808
Prepayment for freight, related insurance, advertisement and consulting expenses	4,641	34,755
Advances to employees	412,882	337,380
Other	396,805	447,898
Total	2,160,694	2,134,841
Less: bad debt allowance	(807,228)	(722,484)
Other receivables (net), prepayments and deposits	$1,353,466	$1,412,357

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

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2017 and December 31, 2016, respectively:

	2017	2016
Production equipment	$891,003	$870,119
Office equipment	189,628	185,183
Vehicles	169,121	182,753
Total	1,249,752	1,238,055
Less: impairment of fixed asset	(191,894)	(187,397)
Less: accumulated depreciation	(1,040,994)	(1,030,692)
Property and equipment, net	$16,864	$19,966

Depreciation expense including SmartHeat Germany (prior to disposition on January 20, 2016) and SmartHeat Pump prior to their discontinued operation in 2016 for the six months ended June 30, 2017 and 2016 was $3,531 and $37,904, respectively. Depreciation for the three months ended June 30, 2017 and 2016 was $ 2,656 and $ 5,604, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted mainly of trademarks, computer software and know-how technology. Intangible assets consisted of the following at June 30, 2017 and December 31, 2016, respectively:

	Estimated Useful Life (In years)	2017	2016
Know-how technology	5–10	$551,094	$538,177
Software	5	137,689	134,462
Trademarks	7	268,692	262,393
Total		957,475	935,032
Less: impairment of intangible asset		(306,929)	(299,735)
Less: accumulated amortization		(650,546)	(635,297)
Intangible assets, net		$-	$-

Amortization of intangible assets including that of SmartHeat Germany (prior to disposition on January 20, 2016) and SmartHeat Pump (prior to discontinued operation in 2016) for the six months ended June 30, 2017 and 2016 was $ 0 and $ 62,988, respectively. Amortization of intangible assets for the three months ended June 30, 2017 and 2016 was $0 and $31,313, respectively.

8. TAXES RECEIVABLE

Taxes receivable consisted of the following at June 30, 2017 and December 31, 2016, respectively:

	2017	2016
Value-added	$2,208	$5,485
Other	-	28
Taxes receivable	$2,208	$5,513

9. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2017 and December 31, 2016, respectively:

	2017	2016
Income	$7,831	$13,784
Value-added		1,442
Other	672	618
Taxes payable	$8,503	$15,844

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2017 and December 31, 2016, respectively:

	2016	2016
Advances from third parties	$3,099,035	$4,733,428
Other	1,552,239	1,334,315
Accrued expenses	3,058,044	3,003,046
Total accrued liabilities and other payables	$7,709,318	$9,070,789

Advances from third parties were short term, non-interest-bearing and due on demand.

At June 30, 2017, other mainly represented payables for the Company’s interest payable of $1,240,482 to Northtech and dividend payable of $150,000 to Northtech.  At December 31, 2016, other mainly consisted of interest payable of $1,042,159 to Northtech and dividend payable of $100,000 to Northtech.

As of June 30, 2017, accrued expenses mainly consisted of accrued property and land rental fee of $2.72 million and accrued payroll of $0.34 million. As of December 31, 2016, accrued expenses mainly consisted of accrued property and land rental fee of $2.65 million, and accrued payroll of $0.35 million.

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

As of June 30, 2017, Northtech owns 43.5% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis, as described above.

12. DEFERRED TAX ASSET (LIABILITY)

As of June 30, 2017 and December 31, 2016, deferred tax asset (liability) consisted of the following:

	2017	2016
Deferred tax asset - current (bad debt allowance for accounts receivable)	$668,923	$682,358
Deferred tax asset - current (bad debt allowance for retention receivable)	47,471	35,142
Deferred tax asset - current (inventory impairment provision)	1,787,244	1,749,463
Deferred tax asset – current (bad debt allowance for other receivables)	201,807	180,621
Deferred tax asset – current (allowance for advance to supplier)	548,288	535,436
Deferred tax asset – noncurrent (NOL of US parent company)	3,431,884	3,362,162
Deferred tax asset – noncurrent (NOL of PRC subsidiaries)	4,516,216	4,403,714
Less: valuation allowance	(11,201,883)	(10,948,896)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$-	$-

The Company recorded a 100% valuation allowance for all deferred tax assets due to the uncertainty of its realization.

13. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

SmartHeat, the parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $10.10 million at June 30, 2017, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Pump, SmartHeat Trading and Heat Exchange are subject to the regular 25% PRC income tax rate. SmartHeat Germany is subject to a 15% corporate income tax in Germany.

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the six months ended June 30, 2017 and 2016:

	2017	2016
US statutory benefit rates	(34.21)%	(33.35)%
Tax rate difference	0.15%	4.84%
Valuation allowance	33.84%	27.86%
Tax expense (benefit) per financial statements	(0.22)%	(0.65)%

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the three months ended June 30, 2017 and 2016:

	2017	2016
US statutory benefit rates	(33.60)%	(31.26)%
Tax rate difference	0.30%	6.20%
Other	-%	-%
Valuation allowance	33.49%	22.32%
Tax expense (benefit) per financial statements	0.19%	(2.74)%

The income tax expense (benefit) for the six months ended June 30, 2017 and 2016, consisted of the following:

	2017	2016
Income tax expense (benefit) - current	$(456)	$(7,138)
Income tax benefit - deferred	-	-
Total income tax expense (benefit), net	$(456)	$(7,138)

The income tax expense (benefit) for the three months ended June 30, 2017 and 2016, consisted of the following:

	2017	2016
Income tax expense (benefit) - current	$201	$(7,138)
Income tax benefit - deferred	-
Total income tax expense (benefit), net	$201	$(7,138)

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

16. COMMITMENTS

Lease Agreements

The Company leased offices for its sales representatives in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the six months ended June 30, 2017 and 2016 was $ 54,615 and $ 921,041, respectively. Rental expense for the three months ended June 30, 2017 and 2016 was $30,392 and $854,945, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. As of June 30, 2017, the Company is committed to contributing the remaining $40 million in registered capital to SmartHeat Investment by the end of 2017. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date.

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

As of June 30,2017 and 2016, the outstanding credit line payable to Northtech was $2,875,335.  As of June 30, 2017, Northtech owns 46.06% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis.

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

Principles of Consolidation

For the six and three months ended June 30, 2017, the accompanying consolidated financial statements include SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Germany (until January 20, 2016), SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.”

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances of $1.83 million and $1.89 million at June 30, 2017 and December 31, 2016, respectively.

Revenue Recognition

Our revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and HPs are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue under “Advance from customers.” As a result of 100% Stock Sale of certain subsidiaries effective December 31, 2014, the Company only sold few PHEs for the six and three months ended June 30, 2017, and the Company only sold few PHES and heat pumps for the six and three months ended June 30, 2016.

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
Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2017, there was no significant impairment of long-lived assets; and at December 31, 2016, impairment of long-lived assets was $508,744 due to discontinued operation of SmartHeat Pump.

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

Results of Operations

Six months ended June 30, 2017 Compared to six months ended, 2016

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2017		2016
	$	% of Sales	$	% of Sales
Sales	$38,344		$35,817
Cost of sales	28,886	75%	332,579	929%
Gross income (loss)	9,458	25%	(296,762)	(829)%
Operating expenses	47,233	123%	553,746	1546%
Loss from operations	(37,775)	(99)%	(850,508)	(2375)%
Non-operating expenses, net	(170,757)	(445)%	(251,003)	(701)%
Income tax expense (benefit)	(456)	(1)%	(7,138)	(20)%
Loss from continuing operations	(208,076)	(543)%	(1,094,373)	(3055)%
Foreign currency translation gain on sold entities		-%	682,036	1904%
Loss from operations of discontinued entities, net of tax	(69,352)	(181)%	(1,755,548)	(4901)%
Loss on disposal of discontinued entities, net of tax	(-)	(-)%	(2,764,701)	(7719)%
Less: loss attributable to noncontrolling interest from continuing operations	(15,377)	(40)%	(783,081)	(2186)%
Less: loss attributable to noncontrolling interest from discontinued operations, net of tax	(832)	(2)%	(1,002)	(3)%
Net Loss to SmartHeat Inc.	$(261,219)	(681)%	$(4,148,503)	(11582)%

Sales. Net sales in the six months ended June 30, 2017, were $38,344, while net sales in the six months ended June 30, 2016, were $35,817, an overall decrease of $2,527 or 7.06%. The 7.06% decrease in total revenue was due primarily to the decrease in sales of PHEs in the six months ended June 30, 2017, compared to the same period of 2016.

Cost of Sales. Cost of sales (“COS”) was $28,886 in the six months ended June 30, 2017, compared to $332,579 in the comparable period of 2016, a decrease of $303,693 or 91.31%. The decrease in our COS is attributable to decreased provision for inventory impairment for Sandeke as well as our decreased sales. The COS as a percentage of sales was 75% in the six months ended June 30, 2017 compared with 929% for the same period of 2016.

We performed an inventory impairment assessment as of June 30, 2017 and December 31, 2016, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment allowance of $7.15 million and $7.00 million as of June 30, 2017 and December 31, 2016, respectively.

Gross Income (Loss). Gross income was $9,458 in the six months ended June 30, 2017, compared to gross loss of $0.30 million in the comparable period of 2016. Gross (loss) margin was 25% and (829)% for the six months ended March 31, 2017 and 2016, respectively.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $47,233 in the six months ended June 30, 2017, compared to $0.55 million selling, general and administrative expenses in the comparable period of 2016, a decrease of $0.51 million or 91.47%. The decrease in operating expenses is mainly attributable to decreased general and administrative expenses of $(6,711) in the six months ended June 30, 2017, compared to $0.45 million general and administrative expenses in the comparable period of 2016. Operating expenses as a percentage of sales were 123% in the six months ended June 30, 2017, compared to 1546% in the comparable period of 2016, the decreased operating expenses as percentage of sales resulted from decreased general and administrative expenses.

Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due.

Non-Operating Expenses, net. Our net non-operating expenses for the six months ended June 30, 2017 was $0.17 million compared to net non-operating expense of $0.25 million for the comparable period of 2016, a decrease of expenses of $0.08 million or 31.97%. The decrease in non-operating expenses is mainly attributable to decreased financial expense of $6,921 in the six months ended June 30, 2017 compared to $85,961 in the comparable period of 2016, which was partially offset by other expense of 32,866 in the six months ended June 30, 2017 compare to 2,484 in the six months ended June 30, 2016

Loss from Discontinued Operations. We had loss from operation of discontinued entity of $69,352 from SmartHeat Pump in the six months ended June 30, 2017, compared to loss from operation of discontinued entities of $1.75 million for the six months ended June 30, 2016; in addition, we had loss on disposal of 85% equity interest of SmartHeat Germany of $2.08 million (after net with cumulative foreign currency translation gain of $0.68 million) for the comparable period of 2016.

Net Loss. Our net loss to SmartHeat Inc. for the six months ended June 30, 2017 was $0.27 million compared to net loss of $4.1 million for the comparable period of 2016 a decrease of $3.9 million or 93.7%. Net loss as a percentage of sales was 681% in the six months ended June 30, 2017, and net loss as a percentage of sales was 11,582% in the comparable period of 2016.

Three months ended June 30, 2017 Compared to three months ended June 30, 2016

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2017		2016
	$	% of Sales	$	% of Sales
Sales	$32,715		$22,530
Cost of sales	24,538	75%	(2,233)	(10)%
Gross loss	8,178	25%	24,763	110%
Operating expenses	45,991	141%	155,489	690%
Loss from operations	(37,813)	(116)%	(130,726)	(580)%
Non-operating expenses, net	(70,216)	(215)%	(129,389)	(574)%
Income tax benefit	201	0.61%	(7,138)	(32)%
Loss from continuing operations	(108,230)	(331)%	(252,977)	(1123)%
Loss from operations of discontinued entities, net of tax	(8,557)	(26)%	(1,416,946)	(6289)%
Less: loss attributable to noncontrolling interest from continuing operations	(2,357)	(7)%	(300,654)	(1334)%
Less: loss attributable to noncontrolling interest from discontinued operations, net of tax	(102)	(0.3)%	-	-%
Net Loss to SmartHeat Inc.	$(114,328)	(349)%	$(1,369,269)	(6078)%

Sales. Net sales in the three months ended June 30, 2017, were $32,715, while net sales in the three months ended June 30, 2016, were $22,530, an overall increase of $10,185 or 45%, mainly for the sale of PHEs.

Cost of Sales. Cost of sales (“COS”) was $24,538 in the three months ended June 30, 2017, compared to $(2,233) in the comparable period of 2016, an increase of $26,771 or 1199%. The increase in our COS is attributable to increased provision for inventory impairment for Sandeke as well as our increased sales. The COS as a percentage of sales was 75% in the three months ended June 30, 2017 compared with (10)% for the same period of 2016.

Gross Income (Loss). Gross income was $8,178 in the three months ended June 30, 2017, compared to gross income of $24,763 in the comparable period of 2016. Gross (loss) margin was 25% and 110% for the three months ended June 30, 2017 and 2016, respectively.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses totaled $45,991 in the six months ended June 30, 2017, compared to $0.16 million selling, general and administrative expenses in the comparable period of 2016, a decrease of $0.11 million or 70%. The decrease in operating expenses is mainly attributable to decreased general and administrative expenses of $21,529 in the three months ended June 30, 2017, compared to $0.10 million general and administrative expenses in the comparable period of 2016. Operating expenses as a percentage of sales were 141% in the three months ended June 30, 2017, compared to 690% in the comparable period of 2016, the decreased operating expenses as percentage of sales resulted from decreased general and administrative expenses.

Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due.

Non-Operating Expenses, net. Our net non-operating expenses for the three months ended June 0, 2017 was $0.07 million compared to net non-operating expense of $0.13 million for the comparable period of 2016, a decrease of expenses of $59,173 or 46%. The decrease in non-operating expenses is mainly attributable to decreased financial expense of $3,541 in the three months ended June 30, 2017 compared to $41,984 in the comparable period of 2016.

Loss from Discontinued Operations. We had loss from operation of discontinued entity of $8,557 from SmartHeat Pump in the three months ended June 30, 2017, compared to loss from operation of discontinued entities of $1.42 million including $1.3 million loss from operations of SmartHeat Pump and $83,475 loss from operations of SmartHeat Germany for the three months ended June 30, 2016.

Net Loss. Our net loss to SmartHeat Inc. for the three months ended June 30, 2017 was $0.11 million compared to net loss of $1.4 million for the comparable period of 2016 a decrease of $1.3 million or 92%. Net loss as a percentage of sales was 349% in the three months ended June 30, 2017, and net loss as a percentage of sales was 6078% in the comparable period of 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had cash and equivalents of $1.2 million. Working capital deficit was $6.91 million at June 30, 2017. The ratio of current assets to current liabilities was 0.29:1 at June 30, 2017.

The Company had revolving line of credit providing for borrowings of up to $2.50 million with maturity on July 31, 2016, and extended to October 31, 2017 with increased borrowing amount up to $3.5 million, to address the cash needs of the Company’s US parent company. The outstanding balance under the Credit Agreement as of June 30, 2017 was $2.88 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2017 and 2016:

	2017	2016
Cash provided by (used in):
Operating activities	$170,292	$(752,554)
Investing activities	$-	$28,436)
Financing activities	$-	$340,000

Net cash flow provided by operating activities was $0.17 million in the six months ended June 30, 2017, compared to net cash flow used in operating activities of $0.75 million in the comparable period of 2016. The decrease in net cash outflow in operating activities was due mainly to decreased net loss, and cash inflow of $15,872 from other receivables and prepayments in the six months ended June 30, 2017, compared with $193,435 cash outflow in the six months ended June 30, 2017; and cash inflow of $29,020 from accounts payable in the six months ended June 30, 2017, compare with cash outflow of $131,558 in the same period of 2016.

Net cash flow provided by investing activities was $0 in the six months ended June 30, 2017, compared to net cash used in investing activities of $28,436 in the comparable period of 2016. In the six months ended June 30, 2016, we had $0.16 million cash inflow from notes receivable, but offset with $0.13 million cash disposed from sale of equity interest on SmartHeat Germany and $347 cash outflow for purchase of fixed assets.

Net cash provided by financing activities was $0 in the six months ended June 30, 2017, compared to $0.3 million cash provided by financing activities in the comparable period of 2016, which was the proceeds from a credit line.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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