Form 10-Q
period 2017-09-30
SMARTHEAT INC.
filed 2018-04-30
CIK 1384135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

A-1, 10, Street 7 Shenyang Economic and Technological Development Zone Shenyang, China	110141
(Address of principal executive offices)	(Zip Code)

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
YES  ☐   NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2017 there were 8,683,399 shares of common stock outstanding.

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

Part I – Financial Information

Item 1.  Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2017	DECEMBER 31, 2016
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$1,129,341	$1,046,884
Accounts receivable, net	355,327	-
Other receivables (net), prepayments and deposits	90,053	1,412,357
Inventories, net	424,388	262,778
Taxes receivable	-	5,513

Total current assets	1,999,109	2,727,532

NONCURRENT ASSETS
Long term investment	-	367,529
Property and equipment, net	16,305	19,966

Total noncurrent assets	16,305	387,495

TOTAL ASSETS	$2,015,414	$3,115,027

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,054,124	$657,354
Advances from customers	1,237,448	1,155,748
Taxes payable	11,059	15,844
Accrued liabilities and other payables	7,992,746	9,070,789

Total current liabilities	10,295,377	10,899,735

CREDIT LINE PAYABLE	2,875,335	2,875,335

TOTAL LIABILITIES	13,170,712	13,775,070

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 75,000,000 shares authorized, 8,683,399 and 8,283,399 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	8,683	8,283
Paid-in capital	86,004,457	85,924,857
Statutory reserve	780,682	780,682
Shares to be issued	-	80,000
Accumulated other comprehensive income	15,125,106	13,772,395
Accumulated deficit	(118,532,421)	(116,769,554)
Dividend	(175,000)	(100,000)

Total Company stockholders' deficit	(16,788,493)	(16,303,337)

NONCONTROLLING INTEREST	5,633,195	5,643,294

TOTAL EQUITY (DEFICIT)	(11,155,298)	(10,660,043)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$2,015,414	$3,115,027

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016

Net sales	$672,536	$57,719	$634,192	$21,902
Cost of sales	316,796	346,830	302,698	14,251

Gross income (loss)	355,740	(289,111)	331,494	7,651

Operating expenses
Selling	92,614	152,836	38,670	49,497
General and administrative	515,948	545,164	413,470	94,757
Provision for bad debts	1,188,667	-	1,283,068	-

Total operating expenses	1,797,229	698,000	1,735,208	144,254

Loss from operations	(1,441,489)	(987,111)	(1,403,714)	(136,603)

Non-operating income (expenses)
Interest income	2,732	2,829	1,111	905
Interest expense	(301,219)	(262,375)	(102,896)	(92,925)
Financial expense	(10,771)	(164,007)	(3,850)	(78,046)
Other income, net	33,210	163,280	344	160,796

Total non-operating expenses, net	(276,048)	(260,273)	(105,291)	(9,270)

Loss before income tax (benefit)	(1,717,537)	(1,247,384)	(1,509,005)	(145,873)

Income tax benefit	(646)	(10,154)	(190)	(3,016)

Loss from continuing operations	(1,716,891)	(1,237,230)	(1,508,815)	(142,857)

Cumulative foreign currency translation gain / loss on disposed entities	-	682,036	-	-

Income (loss) from operations of discontinued entities, net of tax	(60,931)	(5,221,481)	8,421	(3,465,933)

Loss on disposal of discontinued entities, net of tax	-	(2,764,701)	-	-

Loss including noncontrolling interest	(1,777,822)	(8,541,376)	(1,500,394)	(3,608,790)

Less: income (loss) attributable to noncontrolling interest from continuing operations	(14,224)	(1,461,163)	1,153	(678,082)

Less: income (loss) attributable to noncontrolling interest from discontinued operations, net of tax	(731)	(22,085)	101	(21,083)

Net loss to SmartHeat Inc.	(1,762,867)	(7,058,128)	(1,501,648)	(2,909,625)

Other comprehensive item
Foreign currency translation gain (loss) attributable to discontinued operations	(193,830)	(7,651)	(90,754)	20,533
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	1,546,540	2,583,659	(144,705)	(56,197)
Foreign currency translation gain (loss) attributable to noncontrolling interest	4,855	(4,482)	2,280	6,926

Comprehensive loss attributable to SmartHeat Inc.	$(410,157)	$(4,482,120)	$(1,737,107)	$(2,945,289)

Comprehensive income (loss) attributable to noncontrolling interest	$(10,100)	$(1,487,730)	$3,534	$(692,239)

Basic and diluted weighted average shares outstanding	$8,444,571	8,283,399	8,683,399	8,283,399

Basic and diluted income (loss) per share from continuing operations	$(0.20)	$0.03	$(0.17)	$0.06

Basic and diluted income (loss) per share from discontinued operations	$(0.01)	$(0.88)	$0.00	$(0.42)

Basic and diluted net loss per share	$(0.21)	$(0.85)	$(0.17)	$(0.36)

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(1,777,822)	$(8,541,376)
Adjustments to reconcile loss including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	15,026	300,114
Provision for bad debts	1,188,667	619,298
(Reversal of) provision for inventory impairment	(189,670)	1,689,812
Provision for advance to suppliers	-	1,393
Provision for fix assets impairment	-	194,670
Provision for long term investment impairment	367,529	311,369
Loss on sale of equity interest of subsidiaries	-	2,082,665
Changes in deferred tax	-	(15,108)
(Increase) decrease in assets and liabilities:
Accounts receivable	(248,492)	448,431
Retentions receivable	20,542	24,121
Advances to suppliers	-	4,578
Other receivables, prepayments and deposits	24,837	(226,613)
Inventories	43,497	39,934
Taxes receivable	5,450	(15,619)
Accounts payable	358,332	(74,590)
Advances from customers	28,742	80,154
Tax payable	(4,603)	-
Accrued liabilities and other payables	202,159	2,147,964

Net cash provided by (used in) operating activities	34,194	(928,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash disposed from equity interest sale of subsidiaries	-	(132,631)
Acquisition of property and equipment	-	(347)
Notes receivable	-	145,062

Net cash provided by investing activities	-	12,084

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in credit line payable	-	420,000

Net cash provided by financing activities	-	420,000

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	48,263	(39,432)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	82,457	(536,151)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	1,046,884	1,736,971

CASH AND EQUIVALENTS, END OF PERIOD	$1,129,341	$1,200,820

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

SMARTHEAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

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

The interim condensed consolidated financial information as of September 30, 2017 and for the nine and three-month periods ended September 30, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC on August 29, 2017.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim consolidated financial position as of September 30, 2017, its interim consolidated results of operations and cash flows for the nine and three months ended September 30, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Principles of Consolidation

For the nine and three months ended September 30, 2017 and 2016, the accompanying consolidated financial statements include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Germany (until January 20, 2016), SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

Going Concern

The Company has incurred significant recurring losses from operations in the past several years, including a loss from continuing operations of $1,716,891 for the nine months ended September 30, 2017; and an accumulated deficit of $118,532,421 as of September 30, 2017. These conditions raise a substantial doubt about the Company's ability to continue as a going concern.

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

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of September 30, 2017 and December 31, 2016, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Total
September 30, 2017	-	$1,129,341	$1,129,341
December 31, 2016	-	$1,046,884	$1,046,884

Accounts and Retentions Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1.90 million and $1.89 million at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017 and December 31, 2016, the Company had retentions receivable from customers for product quality assurance of $0.18 million and $0.19 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date of the products and the number of heating seasons that the warranty period covers. The Company had allowances of $0.18 million and $0.19 million at September 30, 2017 and December 31, 2016, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material and equipment for production. The advances are interest-free and unsecured. As of September 30, 2017 and December 31, 2016, the Company had allowances for advances to suppliers of $2.24 million and $2.14 million, respectively.

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

As part of inventory impairment analysis, the Company performs an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. The Company collects information about delayed and canceled contracts and meets with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that the Company does not expect to be reinstated and contracts for which the Company has been unable to find substitute customers become impaired. Following the completion of the impairment analysis, the Company had inventory impairment allowance of $7.12 million and $7.00 million as of September 30, 2017 and December 31, 2016, respectively. The Company recorded reversal of inventory impairment provision of $0.19 million and inventory impairment provision of $1.69 million for the nine months ended September 30, 2017 and 2016, respectively, which was included in the cost of sales. The Company recorded a reversal of inventory impairment provision of $0.17 million and $1.37 million for the three months ended September 30, 2017 and 2016, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2017, the long term investment of $367,529 for the remaining 15% equity interest in SmartHeat Germany was impairment due to continuous loss of SmartHeat Germany; and at December 31, 2016, impairment of long-lived assets was $508,744 due to discontinued operation of Heat Pump.

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

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for nine and three months ended September 30, 2017 and 2016 were $0.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of operation. At September 30, 2017, the Company had not taken any significant uncertain tax position on its tax returns for 2016 or prior years, or in computing its tax provision for 2017.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and heat pumps are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue under “Advance from customers.” For the nine and three months ended September 30, 2017, the Company only sold PHEs.  For the nine and three months ended September 30, 2016, the Company only sold PHEs and heat pumps.

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

Sales returns and allowances were $0 for the nine and three months ended September 30, 2017 and 2016. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

RMB to USD and EUR to USD (until January 20, 2016) exchange rates in effect as of September 30, 2017 and December 31, 2016, and the average exchange rates for nine months ended September 30, 2017 and 2016 are as following. The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange (“SAFE”) of the PRC.

	Average Exchange Rate For the nine months Ended		Balance Sheet Date Exchange Rate
	9/30/17	9/30/16	9/30/17	12/31/16
RMB - USD	6.7983	6.5771	6.6369	6.9370

EUR – USD (until disposal date of January 20, 2016)	-	0.9209	-	0.9233

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company had one operating segment at September 30, 2017, which is PHE.

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its CFS.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its CFS.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its CFS.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

Reclassification

Certain prior year amounts were reclassified to conform to the manner of presentation in the current period including discontinuing the operation of SmartHeat Pump. These reclassifications had no effect on the Company’s balance sheet, net loss or stockholders’ equity (deficit).

3. INVENTORIES, NET

Inventories at September 30, 2017 and December 31, 2016, respectively, were as follows:

	2017	2016
Raw materials	$5,943,433	$5,971,570
Work in process	498,236	476,682
Finished goods	1,102,709	812,378
Total	7,544,378	7,260,630
Inventory allowance	(7,119,990)	(6,997,852)
Inventories, net	$424,388	$262,778

As of September 30, 2017 and December 31, 2016, SmartHeat Pump’s inventory was fully reserved as a result of its discontinued operation.

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payments. The Company discounted the commercial notes with the banks or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than nine months. As of September 30, 2017 and December 31, 2016, the Company was contingently liable for the notes endorsed to vendors of $0, respectively.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at September 30, 2017 and December 31, 2016, respectively:

	2017	2016
Advances to unrelated third-party companies	$1,326,044	$1,314,808
Prepayment for freight, related insurance, advertisement and consulting expenses	5,327	34,755
Advances to employees	424,678	337,380
Other	438,796	447,898
Total	2,194,845	2,134,841
Less: bad debt allowance	(2,104,792)	(722,484)
Other receivables (net), prepayments and deposits	$90,053	$1,412,357

Advances to unrelated third-party companies were short-term unsecured advances.

Prepayment for freight and related insurance expenses represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products.

Advances to employees represented short-term loans to employees and advances for business trips and related expenses.

As of December 31, 2016, as a result of discontinued operation for SmartHeat Pump, other receivables of SmartHeat Pump including advance to employees was fully reserved as bad debt allowance.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2017 and December 31, 2016, respectively:

	2017	2016
Production equipment	$909,462	$870,119
Office equipment	172,625	185,183
Vehicles	193,557	182,753
Total	1,275,644	1,238,055
Less: impairment of fixed assets	(195,871)	(187,397)
Less: accumulated depreciation	(1,063,468)	(1,030,692)
Property and equipment, net	$16,305	$19,966

Depreciation expense including SmartHeat Germany (prior to disposition on January 20, 2016) and SmartHeat Pump prior to their discontinued operation in 2016 for the nine months ended September 30, 2017 and 2016 was $4,455 and $42,790, respectively. Depreciation for the three months ended September 30, 2017 and 2016 was $924 and $37,186, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted mainly of trademarks, computer software and know-how technology. Intangible assets consisted of the following at September 30, 2017 and December 31, 2016, respectively:

	Estimated Useful Life (In years)	2017	2016
Know-how technology	5–10	$562,512	$538,177
Software	5	140,542	134,462
Trademarks	7	274,258	262,393
Total		977,312	935,032
Less: impairment of intangible assets		(313,288)	(299,735)
Less: accumulated amortization		(664,024)	(635,297)
Intangible assets, net		$-	$-

Amortization of intangible assets including that of SmartHeat Germany (prior to disposition on January 20, 2016) and SmartHeat Pump (prior to discontinued operation in 2016) for the nine months ended September 30, 2017 and 2016 was $ 0 and $93,639, respectively. Amortization of intangible assets for the three months ended September 30, 2017 and 2016 was $0 and $30,651, respectively.

8. TAXES RECEIVABLE

Taxes receivable consisted of the following at September 30, 2017 and December 31, 2016, respectively:

	2017	2016
Value-added	$-	$5,485
Other	-	28
Taxes receivable	$-	$5,513

9. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2017 and December 31, 2016, respectively:

	2017	2016
Income	$7,527	$13,784
Value-added	2,481	1,442
Other	1,051	618
Taxes payable	$11,059	$15,844

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2017 and December 31, 2016, respectively:
	2017	2016
Advances from third parties	$3,117,423	$4,733,428
Other	1,768,044	1,334,315
Accrued expenses	3,107,279	3,003,046
Total accrued liabilities and other payables	$7,992,746	$9,070,789

Advances from third parties were short term, non-interest-bearing and due on demand.

At September 30, 2017, other mainly represented payables for the Company’s interest payable of $1,343,378 to Northtech and dividend payable of $175,000 to Northtech.  At December 31, 2016, other mainly consisted of interest payable of $1,042,159 to Northtech and dividend payable of $100,000 to Northtech.

As of September 30, 2017, accrued expenses mainly consisted of accrued property and land rental fee of $2.77 million and accrued payroll of $0.33 million. As of December 31, 2016, accrued expenses mainly consisted of accrued property and land rental fee of $2.65 million, and accrued payroll of $0.35 million.

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

As of September 30, 2017, Northtech owns 43.5% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis, as described above.

12. DEFERRED TAX ASSET (LIABILITY)

As of September 30, 2017 and December 31, 2016, deferred tax asset (liability) consisted of the following:

	2017	2016
Deferred tax asset - current (bad debt allowance for accounts receivable)	$683,637	$682,358
Deferred tax asset - current (bad debt allowance for retention receivable)	44,726	35,142
Deferred tax asset - current (inventory impairment provision)	1,779,998	1,749,463
Deferred tax asset – current (bad debt allowance for other receivables)	526,198	180,621
Deferred tax asset – current (allowance for advance to supplier)	559,647	535,436
Deferred tax asset – noncurrent (NOL of US parent company)	3,468,172	3,362,162
Deferred tax asset – noncurrent (NOL of PRC subsidiaries)	4,929,787	4,403,714
Less: valuation allowance	(11,992,165)	(10,948,896)
Deferred tax assets, net	$-	$-
Deferred tax liability - noncurrent (depreciation of fixed assets)	$-	$-)

The Company recorded a 100% valuation allowance for all deferred tax assets due to the uncertainty of its realization.

13. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

SmartHeat, the parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $10.20 million at September 30, 2017, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Pump, SmartHeat Trading and Heat Exchange are subject to the regular 25% PRC income tax rate. SmartHeat Germany is subject to a 15% corporate income tax in Germany.
The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the nine months ended September 30, 2017 and 2016:

	2017	2016
US statutory benefit rates	(34.0)%	(34.0)%
Tax rate difference	7.4%	3.5%
Valuation allowance	26.6%	29.7%
Tax expense (benefit) per financial statements	(0.0)%	(0.8)%

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the three months ended September 30, 2017 and 2016:

	2017	2016
US statutory benefit rates	(34.0)%	(38.9)%
Tax rate difference	8.4%	(6.6)%
Other	-%	-%
Valuation allowance	25.6%	43.4%
Tax expense (benefit) per financial statements	0.0%	(2.1)%

The income tax expense (benefit) for the nine months ended September 30, 2017 and 2016, consisted of the following:

	2017	2016
Income tax expense (benefit) – current	$(646)	$4,954
Income tax benefit – deferred	-	(15,108)
Total income tax expense (benefit), net	$(646)	$(10,154)

The income tax expense (benefit) for the three months ended September 30, 2017 and 2016, consisted of the following:

	2017	2016
Income tax expense (benefit) – current	$(190)	$(467)
Income tax benefit – deferred	-	(2,549)
Total income tax expense (benefit), net	$(190)	$(3,016)

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

16. COMMITMENTS

Lease Agreements

The Company leased offices for its sales representatives in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the nine months ended September 30, 2017 and 2016 was $70,525 and $936,657, respectively. Rental expense for the three months ended September 30, 2017 and 2016 was $15,910 and $15,616, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. As of September 30, 2017, the Company is committed to contributing the remaining $40 million in registered capital to SmartHeat Investment by the end of 2017. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date.

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

As of September 30, 2017 and 2016, the outstanding credit line payable to Northtech was $2,875,335.  As of September 30, 2017, Northtech owns 46.06% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis.

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

Principles of Consolidation

For the nine and three months ended September 30, 2017, the accompanying consolidated financial statements include SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Germany (until January 20, 2016), SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.”

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances of $1.90 million and $1.89 million at September 30, 2017 and December 31, 2016, respectively.

Revenue Recognition

Our revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and HPs are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue under “Advance from customers.” As a result of 100% Stock Sale of certain subsidiaries effective December 31, 2014, the Company only sold few PHEs for the nine and three months ended September 30, 2017, and the Company only sold few PHES and heat pumps for the nine and three months ended September 30, 2016.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2017, the long term investment of $367,529 for the remaining 15% equity interest in SmartHeat Germany was impairment due to continuous loss of SmartHeat Germany; and at December 31, 2016, impairment of long-lived assets was $508,744 due to discontinued operation of SmartHeat Pump.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its CFS.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its CFS.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not anticipate that the adoption of this ASU will have a significant impact on its CFS.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its CFS.

Results of Operations

Nine months ended September 30, 2017 Compared to nine months ended, September 30, 2016

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2017		2016
	$	% of Sales	$	% of Sales
Sales	$672,536		$57,719
Cost of sales	316,796	47%	346,830	601%
Gross income (loss)	355,740	53%	(289,111)	(501)%
Operating expenses	1,797,229	267%	698,000	1209%
Loss from operations	(1,441,489)	(214)%	(987,111)	(1710)%
Non-operating expenses, net	(276,048)	(41)%	(260,273)	(451)%
Income tax benefit	(646)	(0.1)%	(10,154)	(18)%
Loss from continuing operations	(1,716,891)	(255)%	(1,237,230)	(2144)%
Foreign currency translation gain on sold entities		-%	682,036	1182%
Loss from operations of discontinued entities, net of tax	(60,931)	(9)%	(5,221,481)	(9046)%
Loss on disposal of discontinued entities, net of tax	(-)	(-)%	(2,764,701)	(4790)%
Less: loss attributable to noncontrolling interest from continuing operations	(14,224)	(2)%	(1,461,163)	(2532)%
Less: loss attributable to noncontrolling interest from discontinued operations, net of tax	(731)	(0.1)%	(22,085)	(38)%
Net Loss to SmartHeat Inc.	$(1,762,867)	(262)%	$(7,058,128)	(12228)%

Sales. Net sales in the nine months ended September 30, 2017, were $672,536, while net sales in the nine months ended September 30, 2016, were $57,719, an overall increase of $614,817 or 1065%. The 1065% increase in total revenue was due primarily to the increase in sales of PHEs in the nine months ended September 30, 2017in the same period of 2016.

Cost of Sales. Cost of sales (“COS”) was $316,796 in the nine months ended September 30, 2017, compared to $346,830 in the comparable period of 2016, a decrease of $30,034 or 9%. The decrease in our COS is attributable to decreased provision for inventory impairment for Sandeke. The COS as a percentage of sales was 47% in the nine months ended September 30, 2017 compared with 601% for the same period of 2016.

We performed an inventory impairment assessment as of September 30, 2017 and December 31, 2016, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment allowance of $7.12 million and $7.00 million as of September 30, 2017 and December 31, 2016, respectively.

Gross Income (Loss). Gross income was $355,740 in the nine months ended September 30, 2017, compared to gross loss of $0.29 million in the comparable period of 2016. Gross profit (loss) margin was 53% and (501)% for the nine months ended September 30, 2017 and 2016, respectively.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses and provision for bad debts totaled $1.80 million in the nine months ended September 30, 2017, compared to $0.70 million selling, general and administrative expenses in the comparable period of 2016, an increase of $1.10 million or 157%. The increase in operating expenses is mainly attributable to increased provision for bad debts of $1.2 million in the nine months ended September 30, 2017, which was partly offset by selling expense of $92,614 in the nine months ended September 30, 2017, compared to $152,836 selling expense in the comparable period of 2016. Operating expenses as a percentage of sales were 267% in the nine months ended September 30, 2017, compared to 1209% in the comparable period of 2016, the decreased operating expenses as percentage of sales resulted from increased sales.

Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due.

Non-Operating Expenses, net. Our net non-operating expenses for the nine months ended September 30, 2017 was $0.28 million compared to net non-operating expense of $0.26 million for the comparable period of 2016, an increase of expenses of $0.02 million or 15%. The increase in non-operating expenses is mainly attributable to increased interest expense of $301,219 in the nine months ended September 30, 2017 compared to $262,375 in the comparable period of 2016, which was offset by other income of $33,210 in the nine months ended September 30, 2017 compare to $163,280 in the nine months ended September 30, 2016.

Loss from Discontinued Operations. We had loss from operation of discontinued entity of $60,931 from SmartHeat Pump in the nine months ended September 30, 2017, compared to loss from operation of discontinued entities of $5.2 million for the nine months ended September 30, 2016; in addition, we had loss on disposal of 85% equity interest of SmartHeat Germany of $2.08 million (after net with cumulative foreign currency translation gain of $0.68 million) for the comparable period of 2016.

Net Loss. Our net loss to SmartHeat Inc. for the nine months ended September 30, 2017 was $1.76 million compared to net loss of $7.06 million for the comparable period of 2016 a decrease of $5.30 million or 75%. Net loss as a percentage of sales was 262% in the nine months ended September 30, 2017, and net loss as a percentage of sales was 12228% in the comparable period of 2016.

Three months ended September 30, 2017 Compared to three months ended September 30, 2016

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2017		2016
	$	% of Sales	$	% of Sales
Sales	$634,192		$21,902
Cost of sales	302,698	48%	14,251	65%
Gross income	331,494	52%	7,651	35%
Operating expenses	1,735,208	274%	144,254	659%
Loss from operations	(1,403,714)	(221)%	(136,603)	(624)%
Non-operating expenses, net	(105,291)	(17)%	(9,270)	(42)%
Income tax benefit	(190)	0.03%	(3,016)	(14)%
Loss from continuing operations	(1,508,815)	(238)%	(142,857)	(652)%
Income (loss) from operations of discontinued entities, net of tax	8,421	1%	(3,465,933)	(15825)%
Less: income (loss) attributable to noncontrolling interest from continuing operations	1,153	0.2%	(678,082)	(3096)%
Less: income (loss) attributable to noncontrolling interest from discontinued operations, net of tax	101	0.02%	(21,083)	(96)%
Net loss to SmartHeat Inc.	$(1,501,648)	(237)%	$(2,909,625)	(13285)%

Sales. Net sales in the three months ended September 30, 2017, were $634,192, while net sales in the three months ended September 30, 2016, were $21,902, an overall increase of $612,290 or 2796%, mainly for the sale of PHEs of our SDK subsidiary.

Cost of Sales. Cost of sales (“COS”) was $302,698 in the three months ended September 30, 2017, compared to $14,251 in the comparable period of 2016, an increase of $288,447 or 2024%. The increase in our COS is attributable to increased sales. The COS as a percentage of sales was 48% in the three months ended September 30, 2017 compared with 65% for the same period of 2016.

Gross Income. Gross income was $331,494 in the three months ended September 30, 2017, compared to gross income of $7,651 in the comparable period of 2016. Gross profit margin was 52% and 35% for the three months ended September 30, 2017 and 2016, respectively.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses and provision for bad debts totaled $1.73 million in the three months ended September 30, 2017, compared to $0.14 million selling, general and administrative expenses in the comparable period of 2016, an increase of $1.59 million or 1103%. The increase in operating expenses is mainly attributable to increase of provision for bad debts of $1.28 million and impairment loss of long-term investment of $367,529 in the three months ended September 30, 2017. Operating expenses as a percentage of sales were 274% in the three months ended September 30, 2017, compared to 659% in the comparable period of 2016, the decreased operating expenses as percentage of sales resulted from increased sales.

Non-Operating Expenses, net. Our net non-operating expenses for the three months ended September 30, 2017 was $0.11 million compared to net non-operating expense of $9,270 for the comparable period of 2016, an increase of expenses of $96,021 or 1036%. The increase in non-operating expenses is mainly attributable to increased interest expense of $102,896 in the three months ended September 30, 2017 compared to $92,925 in the comparable period of 2016; and a decrease of other income of $344 in the three months ended September 30, 2017 compared to $160,796 in the comparable period of 2016.

Income (Loss) from Discontinued Operations. We had income from operation of discontinued entity of $8,421 from SmartHeat Pump in the three months ended September 30, 2017, compared to loss from operation of discontinued entities of $3.47 million for the three months ended September 30, 2016.

Net Loss. Our net loss to SmartHeat Inc. for the three months ended September 30, 2017 was $1.50 million compared to net loss of $2.91 million for the comparable period of 2016 a decrease of $1.41 million or 48%. Net loss as a percentage of sales was 237% in the three months ended September 30, 2017, and net loss as a percentage of sales was 13285% in the comparable period of 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and equivalents of $1.13 million. Working capital deficit was $8.30 million at September 30, 2017. The ratio of current assets to current liabilities was 0.19:1 at September 30, 2017.

The Company had revolving line of credit providing for borrowings of up to $2.50 million with maturity on July 31, 2016, and extended to October 31, 2017 with increased borrowing amount up to $3.5 million, to address the cash needs of the Company’s US parent company. The outstanding balance under the Credit Agreement as of September 30, 2017 was $2.88 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2017 and 2016:

	2017	2016
Cash provided by (used in):
Operating activities	$34,194	$(928,803)
Investing activities	$-	$12,084
Financing activities	$-	$420,000

Net cash flow provided by operating activities was $34,194 in the nine months ended September 30, 2017, compared to net cash flow used in operating activities of $0.93 million in the comparable period of 2016. The decrease in net cash outflow in operating activities was due mainly to decreased net loss, and cash inflow of $24,837 from other receivables and prepayments in the nine months ended September 30, 2017, compared with $226,613 cash outflow in the nine months ended September 30, 2016; and cash inflow of $358,332 from accounts payable in the nine months ended September 30, 2017, compare with cash outflow of $74,590 in the same period of 2016.

Net cash flow provided by investing activities was $0 in the nine months ended September 30, 2017, compared to net cash used in investing activities of $12,084 in the comparable period of 2016. In the nine months ended September 30, 2016, we had $0.15 million cash inflow from notes receivable, but offset with $0.13 million cash disposed from sale of equity interest on SmartHeat Germany and $347 cash outflow for purchase of fixed assets.

Net cash provided by financing activities was $0 in the nine months ended September 30, 2017, compared to $0.42 million cash provided by financing activities in the comparable period of 2016, which was the proceeds from a credit line.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On July 31, 2016, the Company entered into the Fifth Amendment to the Credit and Security Agreement, dated July 27, 2012, between the Company and Northtech. The Amendment increased the maximum credit line of the Credit Agreement to $3,500,000 and extended the maturity dated to October 31, 2017. The Company is in default under the Credit Agreement and engaging in discussions with Northtech in order to attempt to arrange for and amendment or satisfaction of the debt.

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