Form 10-K
period 2017-12-31
SMARTHEAT INC.
filed 2018-11-30
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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

Yes  ☑                      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes☐                        No ☑

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

Yes  ☐                      No  ☑

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2016, was $0.0001 per share. Accordingly, effective as of June 30, 2017, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of November 16, 2018, there were 8,683,399 shares of common stock outstanding.

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

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

●our ability to raise capital;

●our ability to identify suitable acquisition targets;

●our ability to successfully execute acquisitions on favorable terms;

●declines in general economic conditions in the markets where we may compete;

●unknown liabilities associated with any companies we may acquire; and

●significant competition in the markets where we may operate.

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

Our functional currency is the U.S. Dollar, or USD, while the functional currency of our subsidiaries in China are denominated in Chinese Yuan Renminbi, or RMB, the national currency of the People’s Republic of China, which we refer to as the PRC or China, and the functional currency of our subsidiary in Germany is denominated in Euros, or EUR. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the average exchange rate during the fiscal year. See Note 2 of the consolidated financial statements included here

PART I

Item 1. Business

General

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006, in the State of Nevada and at that time had little or no operations. On April 14, 2008 we changed our name to SmartHeat Inc. and acquired all of the equity interests in Taiyu, at that time a leading developer of plate heat exchangers (“PHEs”) and PHE Units in China.  Taiyu was formed in July 2002 under the laws of China and is headquartered in Shenyang City, Liaoning Province, China.  The Company, through its operating subsidiaries in China and Germany, formerly designed, manufactured, sold PHEs , PHE Units, temperature sensors, valves and automated control systems, heat meters and heat pumps for use in commercial and residential buildings until the sale of certain of its subsidiaries effective December 31, 2014.  From that time until the year ended 2016, we have primarily been engaged in the design and manufacturing of heat pumps for commercial applications through our principal operating subsidiary SmartHeat (Shenyang) Heat Pump Technology Co., Ltd.  (“SmartHeat Pump”). At that time the subsidiaries of SmartHeat Pump in China began the process of seeking bankruptcy protection and it primary operations became making arrangements with the Chinese government for the orderly winding down and liquidation of the business.

We have made the determination that our heat pump business cannot continue without incurring significant losses. As a result, our subsidiary SmartHeat Pump filed for bankruptcy protection with the relevant authorities in the PRC.  Prior to making such filing, SmartHeat Pump is required to make provisions to make payments to its employees and satisfy certain warranty requirements.  SmartHeat Pump’s business operations consist primarily of the foregoing activities, collecting receivables and selling inventory.

We are still servicing existing customers who have purchased our plated heat exchanges “PHE”s through our subsidiary Heat PHE and are selling existing inventory and raw materials. We are in the process of winding down this business segment as well.

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

As an expansion of our business following our acquisition of Taiyu, we acquired and established strategic subsidiaries in China and Germany. On September 25, 2008, we acquired SanDeKe Co., Ltd., or SanDeKe, a Shanghai-based manufacturer of PHEs. On June 16, 2009, we completed an asset purchase transaction with Siping Beifang Heat Exchanger Manufacture Co., Ltd., or Siping Beifang, to set up a new manufacturing facility under our newly incorporated subsidiary, SmartHeat Siping Beifang Energy Technology Co., Ltd., or SmartHeat Siping. On August 14, 2009, we formed Beijing SmartHeat Jinhui Energy Technology Co., Ltd., or Jinhui, a joint venture in Beijing of which we own 52%, to provide consulting services and expand our sales of PHEs into new industries and regions of China. On April 7, 2010, we formed SmartHeat (China) Investment Co., Ltd., or SmartHeat Investment, as an investment holding company in Shenyang for our investment in and establishment of new companies and businesses in China. On April 12, 2010, SmartHeat Investment formed SmartHeat (Shenyang) Energy Equipment Co., Ltd., or SmartHeat Energy, as its wholly owned subsidiary for the research, development, manufacturing and sales of energy products. On May 6, 2010, we formed SmartHeat (Shanghai) Trading Co., Ltd., or SmartHeat Trading, through a nominee, Cleantech Holdings Inc., a British Virgin Islands company, or Cleantech Holdings, to market and expand sales of our branded products in China. Effective as of November 9, 2011, we terminated the nominee-owner relationship and acquired direct control over SmartHeat Trading. On December 2, 2010, we formed Hohhot Ruicheng Technology Co., Ltd., or Ruicheng, a joint venture in Hohhot City, China, for the design and manufacture of heat meters, of which we acquired 51% of the equity interest on January 7, 2011. On March 1, 2011, we entered into a purchase agreement to acquire 95% of the equity interests in Shenyang Bingchuan Refrigerating Machine Limited Company, a Shenyang-based state-owned heat pump manufacturer and designer subsequently renamed SmartHeat (Shenyang) Heat Pump Technology Co., Ltd., or SmartHeat Pump. On November 1, 2011, we increased the registered capital of SmartHeat Pump and thereby increased our ownership percentage to 98.8%. On March 3, 2011, we completed the acquisition of Gustrower Warmepumpen GmbH, subsequently renamed SmartHeat Deutschland GmbH, or SmartHeat Germany, a designer and manufacturer of high efficiency heat pumps in Germany, to extend our clean technology heating solutions into the rapidly growing heat pump markets in Europe and China. We subsequently transferred ownership of SmartHeat Germany to SmartHeat Pump. On April 10, 2012, we established a new joint venture named Urumchi XinRui Technology Limited Liability Company (“XinRui”), of which we own 46%

On December 30, 2013, SmartHeat closed a transaction contemplated by an Equity Interest Purchase Agreement dated October 10, 2013, whereby the buyers purchased 40% of the equity interests in Taiyu, SmartHeat Siping, SmartHeat Energy, Ruicheng and XinRui. The purchase price was RMB 5,000,000.

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

In October of 2017, The Company entered into negotiations with Northtech Holdings Inc., a British Virgin Islands business corporation (“Northtech”) in order to restructure the terms of the Credit and Security Agreement dated July 27, 2012, as amended (the “Credit Agreement”). On October 31, 2017 the Credit Line was not extended, and the parties continued negotiations.  The parties have agreed that Northtech will convert all outstanding interest and principal due under the Credit Agreement into the Company's common stock at a conversion price of $.065 per share, which represents a premium of $0649 to the thirty-day average closing price of the Company's common stock of $.0001 per share.  In addition, the parties agreed to reduce the maximum credit line under the Credit Agreement to $1,000,000 and extended the maturity date to December 31, 2018. Further conversion of any outstanding principal and interest under the Credit Agreement will be based on conversion price subject to a minimum of $.065 per share and a maximum of $.50 per share.

On June 14, 2018, we entered into the Sixth Amendment (the “Amendment”) to the Credit Agreement with Northtech on the terms set forth above. The Amendment is required to receive the approval of a majority of shareholders of the Company in a vote to be held at the next meeting of the stockholders. In the event approval is not received, it will be considered an event of default under the Credit Agreement.

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
SmartHeat Taiyu (Shenyang) Energy Technology Co., Ltd.
SanDeKe Co., Ltd.
SmartHeat (Shenyang) Energy Equipment Co., Ltd.
SmartHeat Siping Beifang Energy Technology Co., Ltd.
Hohhot Ruicheng Technology Co., Ltd.

For financial information regarding our business segments, see Note 2 of the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this report

Sale of Equity Interests

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

Competitive Business Conditions and Our Competitive Position in the Industry and Methods of Competition

Management believes that there are hundreds of shell companies engaged in endeavors similar to our new business plan; however, there are very few non-shell companies such as ours which have the same business plan. Competitors also include other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger.  There is no reasonable way to predict our competitive position or that of any other entity in these endeavors.

Dependence on One or a Few Major Customers

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations other than reduction of inventory, produce no products nor provide any significant services, we are not presently subject to any governmental regulation other than has previously been received in this regard.  Our subsidiary SmartHeat Pump will be subject to the rules applicable to companies seeking bankruptcy reorganization or liquidation in the PRC. If we complete a business combination transaction, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Effect of Existing or Probable Governmental Regulations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K applicable to larger companies

Sarbanes/Oxley Act

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

The RMB is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our subsidiaries in China may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the SAFE. However, the relevant PRC government authorities may limit or eliminate their ability to purchase foreign currencies in the future. Since a significant amount of our future revenues will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenues generated in RMB to fund our business activities outside China that are denominated in for

On August 29, 2008, the SAFE promulgated Circular 142, the Notice on Perfecting Practices Concerning Foreign Exchange Settlement Regarding the Capital Contribution by Foreign-invested Enterprises, to regulate the conversion by foreign-invested enterprises, or FIEs, of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise. In addition, the SAFE strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-dominated capital of a FIE. The use of such RMB may not be changed without approval from the SAFE, and may not be used to repay RMB loans if the proceeds of such loans have not yet been used. These limitations could affect the ability of our subsidiaries in China to obtain foreign exchange through debt or equity financing.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the over the counter market since November 9, 2012. Previously our common stock was listed on the NASDAQ Global Select Market under the symbol “HEAT” and had been trading on NASDAQ since January 29, 2009. The following table sets forth the range of the high and low bid prices of our common stock for each quarter in the years ended December 31, 2015 and 2016. These bid prices were obtained from OTC Markets, Inc.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2017		2016
	High	Low	High	Low
First Quarter (through March 31)	$.05	.0001	$0.0001	$0.0001
Second Quarter (through June 30)	.0005	.0001	0.0005	0.0001
Third Quarter (through September 30)	.001	.0001	0.0005	0.0001
Fourth Quarter (through December 31)	.01	.0001	0.0001	0.0001

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

The economic conditions our subsidiaries faced in recent years, made it impossible for our subsidiaries to pay dividends to our US parent company, which is dependent upon such dividends to meet its financial obligations. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as detailed in Note 14 to our financial statements. As a result, we sought alternative sources of capital for our US parent company. On July 27, 2012, we entered into a secured, revolving credit facility with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha. Jane Ai, our Corporate Secretary, is also a part owner of Northtech. As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed due on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we repaid $1,300,000 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders. On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, we entered into second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10%, compounded quarterly, effective January 1, 2013. On March 26, 2014, we gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 31, 2015. On July 14, 2014, we entered the third amendment to the Credit Agreement with Northtech; the Amendment modifies the definition of “Average Share Price” in the Credit Agreement to decrease the minimum and maximum values for the “Average Share Price,” by 20% each from $0.50 to $0.40 and from $3.50 to $2.80, respectively. The Amendment also increases the maximum line which may be borrowed under the Credit Agreement from $2,500,000 to $3,250,000 and extends the maturity date for amounts borrowed from April 30, 2014 to October 31, 2015.  On December 28, 2015, we entered into the Fourth Amendment to the Credit and Security Agreement dated July 27, 2012, (as first amended on December 21, 2012 and subsequently amended on August 23, 2013, and July 14, 2014, between the Company and Northtech).  The Amendment provides that we will repay $1,600,000 of the outstanding principal and Northtech will extend the maturity date to July 31, 2016 in exchange for an extension fee of $100,000, 1,500,000 shares of common stock of SmartHeat, par value $.001 per share, which shall be restricted stock and a 10% Convertible Preferred Stock of its wholly owned subsidiary Heat HP, Inc. (“Heat HP”) representing 20% of the voting power of Heat HP, having a conversion, redemption and liquidation value of $1,000,000 and a 10% cumulative dividend accruing and payable quarterly ($25,000 per quarter).  In addition, the parties agreed to adjust the minimum conversion/exchange price in the Amendment from $.40 to $.20 per share and the maximum conversion/exchange price from $2.80 to $1.40 to reflect the current market conditions of the stock.  The new maximum credit line was reduced to $2,500,000.  On July 31, 2016, the Company entered into the Fifth Amendment to the Credit and Security Agreement between the Company and Northtech. The Amendment increased the maximum credit line of the Credit Agreement to $3,500,000 and extended the maturity dated to October 31, 2017.  The Company agreed to pay to Northtech an amendment fee of $80,000 payable in 400,000 restricted shares of the Company’s Common Stock valued at $0.20 per share.  The Amendment received the approval of a majority of shareholders of the Company in a vote held at the meeting of the stockholders on September 10, 2016.

On June 14, 2018, SmartHeat entered into the Sixth Amendment (the “Amendment”) to the Credit and Security Agreement dated July 27, 2012, as amended (the “Credit Agreement”), between the Company and Northtech. In October of 2017, The Company entered into negotiations with Northtech in order to restructure the terms of the Credit Agreement. On October 31, 2017 the Credit Line was not extended, and the parties continued negotiations.  The parties have agreed that Northtech will convert all outstanding interest and principal due under the Credit Agreement into the Company's common stock at a conversion price of $.065 per share, which represents a premium of $0649 to the thirty-day average closing price of the Company's common stock of $.0001 per share.  In addition, the parties agreed to reduce the maximum credit line under the Credit Agreement to $1,000,000 and extended the maturity date to December 31, 2018. Further conversion of any outstanding principal and interest under the Credit Agreement will be based on conversion price subject to a minimum of $.065 per share and a maximum of $.50 per share. As a result of the entering into the Amendment, the Company will issue to Northtech 71,283,000 restricted shares of its common stock which will result in Northtech and Mr. Jimin Zhang, sole stockholder and director of Northtech, holding approximately 95% of all of the issued and outstanding common stock of the Company after giving effect to the transaction. Upon the issuance of the common stock to Northtech, the interest and principal due to Northtech will be reduced to zero, subject to additional disbursements thereunder. The Amendment is required to receive the approval of a majority of shareholders of the Company in a vote to be held at the next meeting of the stockholders. In the event approval is not received, it will be considered an event of default under the Credit Agreement.

As of December 31, 2017 and 2016, the outstanding credit line payable to Northtech was $2,875,335.  As of December 31, 2017, Northtech owns 46.06% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis.

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

Principles of Consolidation

For the years ended December 31, 2017, the accompanying consolidated financial statements include SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.”

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances for accounts receivable of $1.88 million and $1.89 million at December 31, 2017 and 2016, respectively.

Revenue Recognition

Our revenue recognition policies are in compliance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and HPs are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of ours exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as unearned revenue under “Advance from customers.” As a result of 100% Stock Sale of certain subsidiaries effective December 31, 2014, the Company only sold few PHEs for the years ended December 31, 2017, and the Company only sold few PHES and heat pumps for the years ended December 31, 2016.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, at December 31, 2016, impairment of long-lived assets was $508,744 due to discontinued operation of SmartHeat Pump.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company does not believe the adoption of this ASU will have a significant impact on its CFS.

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

Results of Operations

Year ended December 31, 2017 Compared to year ended December 31, 2016

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2017		2016
	$	% of Sales	$	% of Sales
Sales	$772,158		$94,338
Cost of sales	606,000	78%	964,442	1022%
Gross income (loss)	166,158	22%	(870,104)	(922)%
Operating expenses	2,623,256	340%	1,213,849	1287%
Loss from operations	(2,457,098)	(318)%	(2,083,953)	(2209)%
Non-operating income (expenses), net	(404,477)	(52)%	(494,291)	(524)%
Income tax benefit	-	-%	(13,150)	(14)%
Loss from continuing operations	(2,861,575)	(371)%	(2,565,094)	(2719)%
Foreign currency translation gain on sold entities		-%	682,036	723%
Loss from operations of discontinued entities, net of tax	(71,361)	(9)%	(5,261,187)	(5577)%
Loss on disposal of discontinued entities, net of tax	(-)	(-)%	(2,764,701)	(2931)%
Less: loss attributable to noncontrolling interest from continuing operations	(22,655)	(3)%	(1,464,269)	(1552)%
Less: loss attributable to noncontrolling interest from discontinued operations, net of tax	(856)	(0.1)%	(61,131)	(65)%
Net Loss to SmartHeat Inc.	$(2,909,425)	(377)%	$(8,383,546)	(8887)%

Sales. Net sales in the years ended December 31, 2017, were $772,158, while net sales in the years ended December 31, 2016, were $94,338, an overall increase of $677,820 or 719%. The 719% increase in total revenue was due primarily to the increase in sales of PHEs in the years ended December 31, 2017comparing with the same period of 2016.

Cost of Sales. Cost of sales (“COS”) was $606,000 in the years ended December 31, 2017, compared to $964,442 in the comparable period of 2016, a decrease of $358,442 or 37%. The decrease in our COS is attributable to decreased provision for inventory impairment for Sandeke. The COS as a percentage of sales was 78% in the years ended December 31, 2017 compared with 1022% for the same period of 2016.

We performed an inventory impairment assessment as of December 31, 2017 and December 31, 2016, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment allowance of $7.44 million and $7.00 million as of December 31, 2017 and 2016, respectively.

Gross Income (Loss). Gross income was $166,158 in the years ended December 31, 2017, compared to gross loss of $0.87 million in the comparable period of 2016. Gross profit (loss) margin was 22% and (922)% for the years ended December 31, 2017 and 2016, respectively.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses and provision for bad debts totaled $2.62 million in the years ended December 31, 2017, compared to $1.21 million selling, general and administrative expenses in the comparable period of 2016, an increase of $1.41 million or 116%. The increase in operating expenses is mainly attributable to increased provision for bad debts of $1.3 million in the years ended December 31, 2017, and increased general and administrative expense of $1,200,971 in the years ended December 31, 2017, compared to $1,018,443 general and administrative expense in the comparable period of 2016. Operating expenses as a percentage of sales were 340% in the years ended December 31, 2017, compared to 1287% in the comparable period of 2016, the decreased operating expenses as percentage of sales resulted from increased sales.

Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due.

Non-Operating Income (Expenses), net. Our net non-operating income for the years ended December 31, 2017 was $0.40 million compared to net non-operating expense of $0.49 million for the comparable period of 2016, a decrease of expenses of $89,814 or 18%. The decrease in non-operating expenses is mainly attributable to decrease financial expense by $157,115, which was partly offset by increased interest expense by $71,083 for the years ended December 31, 2017 compared to the comparable period of 2016.

Loss from Discontinued Operations. We had loss from operation of discontinued entity of $71,361 from SmartHeat Pump in the years ended December 31, 2017, compared to loss from operation of discontinued entities of $5.3 million for the years ended December 31, 2016; in addition, we had loss on disposal of 85% equity interest of SmartHeat Germany of $2.76 million (after net with cumulative foreign currency translation gain of $0.68 million) for the comparable period of 2016.

Net Loss. Our net loss to SmartHeat Inc. for the years ended December 31, 2017 was $2.91 million compared to net loss of $8.38 million for the comparable period of 2016 a decrease of $5.47 million or 65%. Net loss as a percentage of sales was 377% in the years ended December 31, 2017, and net loss as a percentage of sales was 8887% in the comparable period of 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and equivalents of $0.37 million. Working capital deficit was $9.58 million at December 31, 2017. The ratio of current assets to current liabilities was 0.08:1 at December 31, 2017.

The Company had revolving line of credit providing for borrowings of up to $2.50 million with maturity on July 31, 2016, and extended to October 31, 2017 with increased borrowing amount up to $3.5 million, to address the cash needs of the Company’s US parent company. The outstanding balance under the Credit Agreement as of December 31, 2017 was $2.88 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2017 and 2016:

	2017	2016
Cash provided by (used in):
Operating activities	$(704,090)	$(1,052,977)
Investing activities	$(8,887)	$25,715
Financing activities	$-	$420,000

Net cash flow used by operating activities was $704,090 in the year ended December 31, 2017, compared to net cash flow used in operating activities of $1.05 million in the comparable period of 2016. The decrease in net cash outflow in operating activities was due mainly to decreased net loss of $2,932,936, compared with $9,908,946 net loss in the comparable period of 2016; which was partly offset by 1) decreased provision for inventory impairment of $12,856 in the year ended December 31, 2017, comparing with provision for inventory impairment of $2,124,837 in the same period of 2016; 2) loss on sale of equity interest of subsidiaries of $0 in the year ended December 31, 2017, compare with loss on sale of equity interest of subsidiaries of $2,082,665 in the same period of 2016; and 3) decreased cash inflow from accrued liabilities and other payable of $580,714 in the year ended December 31, 2017, compare with cash inflow from accrued liabilities and other payable of $2,207,680 in the same period of 2016.

Net cash flow used by investing activities was $8,887 in the year ended December 31, 2017, compared to net cash provided in investing activities of $25,715 in the comparable period of 2016. In the year ended December 31, 2017, we had $8,887 cash outflow from notes receivable. In the year ended December 31, 2016, we had $0.16 million cash inflow from notes receivable, but offset with $0.13 million cash disposed from sale of equity interest on SmartHeat Germany and $347 cash outflow for purchase of fixed assets.

Net cash provided by financing activities was $0 in the years ended December 31, 2017, compared to $0.42 million cash provided by financing activities in the comparable period of 2016, which was the proceeds from a credit line.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and acting principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and the receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017, because of a material weakness related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Yingkai Wang	45	Acting Chief Accountant
Kenneth Scipta	76	President and Director
Weiguo Wang	52	Director
Xin Li	44	Director
Qingtai Kong	71	Director

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

●

The subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●

Subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in an type of business, securities or banking activities;

●

Found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

●

Subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

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

Audit Committee and Audit Committee Financial Expert

We have established a separately-designated standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Messrs. Scipta, Wang, Li and Kong, each of whom is an independent director. Mr. Scipta, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our Board of Directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. As more fully described in its charter, a copy of which is available on our website at www.smartheatinc.com, the functions of the Audit Committee include the following:

●	Appointment of independent auditors, determination of their compensation and over sight of their work;

●	Review the arrangement for and scope of the audit by independent auditors;

●	Review the independence of the independent auditors;

●	Consider the adequacy and effectiveness of the internal controls over financial reporting;

●	Pre-approve audit and non-audit services;

●	Establish procedures regarding complaints relating to accounting, internal accounting controls, or auditing matters;

●	Review and approve any related party transactions;

●	Discuss with management our major financial risk exposures and our risk assessment and risk management policies; and

●	Discuss with management and the independent auditors our draft quarterly interim and annual financial statements and key accounting and reporting matters.

Procedures for Shareholder Recommendations of Nominees to the Board of Directors

During 2017, there were no material changes to the procedures described in our Proxy Statement relating to the 2017 Annual Meeting of Shareholders by which shareholders may recommend nominees to our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all such Section 16(a) filing requirements were timely met during 2017.

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

Executive Compensation

The following table sets forth information concerning the compensation for the years ended December 31, 2016 and 2017, of each of our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
Oliver Bialowons	2016	100,000	-	-	-	-	-	-	100,000
President			-	-	-	-	-	-
Kenneth Scipta	2017	30,000							60,000
President
Yingkai Wang	2017	21,242	-	-	-	-	-	-	21,242
Acting Chief Accountant	2016	21,242	-	-	-	-	-	-	21,242

(1)

Amounts shown reflect aggregate grant date fair value of awards and do not reflect whether the recipient actually has realized a financial benefit from such grant, such as by selling the stock or exercising the options.

The following table sets forth information concerning the outstanding equity awards held by each of our named executive officers at December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End for 2017

Option Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	($)	Date
Kenneth Scipta	-	-	-	-
Yingkai Wang	-	-	-	-

Agreements with Personnel

Mr. Scipta is compensated $60,000 per year as President.

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

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2017.

Director Compensation Table for 2017

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of November 16, 2018, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

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

As of November 16, 2018, there were 8,683,399 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Northtech Holdings Inc. Mill Mall 5, Wickhams Cay 1 P.O. Box 3085 Road Town, Tortola British Virgin Islands	71,283,000	(1)	94.13%

Mr. Jinin Zhang	922,135	(2)	1.15%

Directors and Named Executive Officers
Kenneth Scipta	50,000		0.58%
All Directors and Named Executive Officers as a Group (2 Persons)	50,000		0.58%

*           Represents less than 1% of shares outstanding.

(1)

Disclosed on the Schedule 13D for Northtech Holdings filed on March 7, 2013, as amended on August 29, 2013 and Form 4 filed on 7/28/2015 and records obtained from the transfer agent. Includes additional 400,000 shares issued in connection with Amendment No. 5 to the Credit Agreement and 71,283,000 shares that will be issued to Northtech upon receiving stockholder approval of Amendment No. 6 to the Credit Agreement. Mr. Zhang is the sole shareholder of Northtech.

(2)	Shares held directly by Mr. Zhang.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding all equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2017.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2010 Equity Incentive Plan	-	-	0
Equity compensation plans not approved by security holders			-
			-
Total			0

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

Except as disclosed above, there were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during 2017 or 2016, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

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

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected MJF & Associates as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal year ending December 31, 2017. MJF & Associates has served as our independent accountant since January 12, 2015. The following table presents the aggregate fees billed for professional services rendered by MJF & Associates for the years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees
MJF	132,000	$132,000

Audit-related fees
		-
Tax fees	-	-
All other fees	-	-

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2017	DECEMBER 31, 2016

ASSETS

CURRENT ASSETS
Cash and equivalents	$374,827	$1,046,884
Notes receivable	9,182	-
Accounts receivable, net	20,440	-
Other receivables (net), prepayments and deposits	96,321	1,412,357
Inventories, net	301,187	262,778
Advances to suppliers, net	30,920	-
Taxes receivable	30,553	5,513

Total current assets	863,430	2,727,532

NONCURRENT ASSETS
Long term investment	-	367,529
Property and equipment, net	15,639	19,966

Total noncurrent assets	15,639	387,495

TOTAL ASSETS	$879,069	$3,115,027

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$705,302	$657,354
Advances from customers	1,253,171	1,155,748
Taxes payable	8,645	15,844
Accrued liabilities and other payables	8,477,739	9,070,789

Total current liabilities	10,444,857	10,899,735

CREDIT LINE PAYABLE	2,875,335	2,875,335

TOTAL LIABILITIES	13,320,192	13,775,070

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 75,000,000 shares authorized, 8,683,399 and 8,283,399 shares issued and outstanding as of December 31, 2017 and 2016, respectively	8,683	8,283
Paid-in capital	86,004,457	85,924,857
Statutory reserve	780,682	780,682
Shares to be issued	-	80,000
Accumulated other comprehensive income	15,017,636	13,772,395
Accumulated deficit	(119,678,979)	(116,769,554)
Dividend	(200,000)	(100,000)

Total Company stockholders' deficit	(18,067,521)	(16,303,337)

NONCONTROLLING INTEREST	5,626,398	5,643,294

TOTAL DEFICIT	(12,441,123)	(10,660,043)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$879,069	$3,115,027

 SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	YEARS ENDED DECEMBER 31,
	2017	2016

Net sales	$772,158	$94,338
Cost of sales	606,000	964,442

Gross income (loss)	166,158	(870,104)

Operating expenses
Selling	121,437	195,406
General and administrative	1,200,971	1,018,443
Provision for bad debts	1,300,848	-

Total operating expenses	2,623,256	1,213,849

Loss from operations	(2,457,098)	(2,083,953)

Non-operating income (expenses)
Interest income	2,944	3,674
Interest expense	(429,007)	(357,924)
Financial expense	(11,835)	(168,950)
Other income, net	33,421	28,909

Total non-operating expenses, net	(404,477)	(494,291)

Loss before income tax benefit	(2,861,575)	(2,578,244)

Income tax benefit	-	(13,150)

Loss from continuing operations	(2,861,575)	(2,565,094)

Cumulative foreign currency translation gain on disposed entities	-	682,036

Loss from operations of discontinued entities, net of tax	(71,361)	(5,261,187)

Loss on disposal of discontinued entities, net of tax	-	(2,764,701)

Loss including noncontrolling interest	(2,932,936)	(9,908,946)

Less: loss attributable to noncontrolling interest from continuing operations	(22,655)	(1,464,269)

Less: loss attributable to noncontrolling interest from discontinued operations, net of tax	(856)	(61,131)

Net loss to SmartHeat Inc.	(2,909,425)	(8,383,546)

Other comprehensive item
Foreign currency translation gain (loss) attributable to discontinued operations	(264,604)	348,577
Foreign currency translation gain attributable to SmartHeat Inc.	1,245,241	126,053
Foreign currency translation gain (loss) attributable to noncontrolling interest	6,615	(12,953)

Comprehensive loss attributable to SmartHeat Inc.	$(1,928,788)	$(7,908,916)

Comprehensive loss attributable to noncontrolling interest	$(16,896)	$(1,538,353)

Basic and diluted weighted average shares outstanding	$8,504,769	8,283,399

Basic and diluted loss per share from continuing operations	$(0.33)	$(0.13)

Basic and diluted loss per share from discontinued operations	$(0.01)	$(0.88)

Basic and diluted net loss per share	$(0.34)	$(1.01)

SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(2,932,936)	$(9,908,946)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	16,756	304,807
Provision for bad debts	1,172,172	1,404,426
Provision for inventory impairment	12,856	2,124,837
Provision for advance to suppliers	-	1,401
Provision for fix assets impairment	-	195,711
Provision for intangible assets impairment	367,529	313,033
Loss on sale of equity interest of subsidiaries	-	2,082,665
Gain on disposal of fixed assets	-	(24,971)
Changes in deferred tax	-	(14,897)
(Increase) decrease in assets and liabilities:
Accounts receivable	99,548	389,934
Retentions receivable	26,543	23,545
Advances to suppliers	(29,924)	4,533
Other receivables, prepayments and deposits	40,809	(201,137)
Inventories	(34,350)	52,171
Taxes receivable	(30,994)	(17,346)
Accounts payable	7,187	(67,153)
Advances from customers	-	76,730
Accrued liabilities and other payables	580,714	2,207,680

Net cash used in operating activities	(704,090)	(1,052,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash disposed from equity interest sale of subsidiaries	-	(132,631)
Acquisition of property and equipment	-	(347)
Notes receivable	(8,887)	158,693

Net cash provided by (used in) investing activities	(8,887)	25,715

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in credit line payable	-	420,000

Net cash provided by financing activities	-	420,000

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	40,920	(82,825)

NET DECREASE IN CASH AND EQUIVALENTS	(672,057)	(690,087)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	1,046,884	1,736,971

CASH AND EQUIVALENTS, END OF YEAR	$374,827	$1,046,884

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common stock
	Shares	Amount	Paid in capital	Shares to be issued	Statutory reserves	Accumulated other comprehensive income	Accumulated deficit	Dividend	Total	Noncontrolling interest

Balance at January 1, 2016	8,283,399	$8,283	$98,435,254	$-	$780,682	$12,495,370	$(118,011,345)	$-	$(6,291,756)	$7,181,647

Sale of 85% equity interest in SmartHeat Germany	-	-	(12,510,397)	-	-	802,395	9,625,336	-	(2,082,666)	-

Shares to be issued for loan extension	-	-	-	80,000	-	-	-	-	80,000	-

Net loss for year	-	-	-	-	-	-	(8,383,546)	-	(8,383,546)	(1,525,400)

Dividend accrued to Northtech	-	-	-	-	-	-	-	(100,000)	(100,000)	-

Foreign currency translation gain (loss)	-	-	-	-	-	474,630	-	-	474,630	(12,953)

Balance at December 31, 2016	8,283,399	8,283	85,924,857	80,000	780,682	13,772,395	(116,769,554)	(100,000)	(16,303,337)	5,643,294

Net loss for year	-	-	-	-	-	-	(2,909,425)	-	(2,909,425)	(23,511)

Shares issued to Northtech for loan extension	400,000	400	79,600	(80,000)	-	-	-	-	-	-

Dividend accrued to Northtech	-	-	-	-	-	-	-	(100,000)	(100,000)	-

Foreign currency translation gain	-	-	-	-	-	1,245,241	-	-	1,245,241	6,615

Balance at December 31, 2017	8,683,399	$8,683	$86,004,457	$-	$780,682	$15,017,636	$(119,678,979)	$(200,000)	$(18,067,521)	$5,626,398

SMARTHEAT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

On January 20, 2016, SmartHeat Pump entered and closed a Share Purchase Agreement with a series of buyers to sell 85% of the equity shares of SmartHeat Germany for Euro 170,000 ($185,400).  The purchasing price of Euro 170,000 was returned to the buyers and subsequently paid into SmartHeat Germany as reserve by the buyers. The buyers are not related parties of the Company. SmartHeat Germany had continuous losses and the management decided to sell at a minimal or no cost due to its higher operating cost (See note 19).

During the year ended December 31, 2016, SmartHeat Pump decided to file for bankruptcy protection in China due to the slowdown of the business. SmartHeat Pump is preparing bankruptcy documents to be filed with the proper authorities in China, and expects the bankruptcy process to last for a few years before obtaining the final approval.  Accordingly, the Company reclassified SmartHeat Pump business as discontinued operations and made an impairment reserve for its assets including accounts receivable, retentions receivable, other receivables, advance to suppliers, inventory, deferred tax assets, fixed assets and intangible assets (See note 18).

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

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of December 31, 2017 and 2016, its consolidated results of operations and cash flows for years ended December 31, 2017 and 2016, as applicable, have been made.

Principles of Consolidation

For the years ended December 31, 2017 and 2016, the accompanying consolidated financial statements include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Germany (until January 20, 2016), SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

Going Concern

The Company has incurred significant recurring losses from operations in the past several years, including a net loss from continuing operations of $2,861,575 for the year ended December 31, 2017; and an accumulated deficit of $119,678,979 as of December 31, 2017. These conditions raise a substantial doubt about the Company's ability to continue as a going concern.

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

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of December 31, 2017 and 2016, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Total
December 31, 2017	-	$374,827	$374,827
December 31, 2016	-	$1,046,884	$1,046,884

Accounts and Retentions Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1.88 million and $1.89 million at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, the Company had retentions receivable from customers for product quality assurance of $0.18 million and $0.19 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date of the products and the number of heating seasons that the warranty period covers. The Company had allowances of $0.18 million and $0.19 million at December 31, 2017 and 2016, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material and equipment for production. The advances are interest-free and unsecured. As of December 31, 2017 and 2016, the Company had allowances for advances to suppliers of $2.27 million and $2.14 million, respectively.

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

As part of inventory impairment analysis, the Company performs an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. The Company collects information about delayed and canceled contracts and meets with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that the Company does not expect to be reinstated and contracts for which the Company has been unable to find substitute customers become impaired. Following the completion of the impairment analysis, the Company had inventory impairment allowance of $7.44 million and $7.00 million as of December 31, 2017 and 2016, respectively. The Company recorded inventory impairment provision of $0.01 million and inventory impairment provision of $0.74 million for the years ended December 31, 2017 and 2016, respectively, which was included in the cost of sales.  The Company also recorded inventory impairment provision of $1.38 million for discontinued operations for the years ended December 31, 2016.

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

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for years ended December 31, 2017 and 2016 were $0.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of operation. At December 31, 2017, the Company had not taken any significant uncertain tax position on its tax returns for 2016 or prior years, or in computing its tax provision for 2017.

Revenue Recognition

The Company’s revenue recognition policies comply with FASB ASC Topic 605, “Revenue Recognition.” Sales revenue is recognized when PHEs, heat meters and heat pumps are delivered, and for PHE Units when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition met are recorded as unearned revenue under “Advance from customers.” For the years ended December 31, 2017, the Company only sold PHEs.  For the years ended December 31, 2016, the Company only sold PHEs and heat pumps.

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

Sales returns and allowances were $0 for the years ended December 31, 2017 and 2016. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

RMB to USD and EUR to USD (until January 20, 2016) exchange rates in effect as of December 31, 2017 and 2016, and the average exchange rates for years ended December 31, 2017 and 2016 are as following. The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange (“SAFE”) of the PRC.

	Average Exchange Rate For the years Ended		Balance Sheet Date Exchange Rate
	12/31/17	12/31/16	12/31/17	12/31/16
RMB - USD	6.7518	6.6423	6.5342	6.9370

EUR – USD (until disposal date of January 20, 2016)	-	0.9209	-	0.9233

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company had one operating segment at December 31, 2017, which is PHE.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company does not believe the adoption of this ASU will have a significant impact on its CFS.

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

3. INVENTORIES, NET

Inventories at December 31, 2017 and 2016, respectively, were as follows:

	2017	2016
Raw materials	$6,123,065	$5,971,570
Work in process	506,067	476,682
Finished goods	1,114,572	812,378
Total	7,743,704	7,260,630
Less: inventory allowance	(7,442,517)	(6,997,852)
Inventories, net	$301,187	$262,778

As of December 31, 2017 and 2016, SmartHeat Pump’s inventory was fully reserved as a result of its discontinued operation.

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payments. The Company discounted the commercial notes with the banks or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than nine months. As of December 31, 2017 and 2016, the Company was contingently liable for the notes endorsed to vendors of $0, respectively.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at December 31, 2017 and 2016, respectively:

	2017	2016
Advances to unrelated third-party companies	$3,496,914	$1,314,808
Prepayment for freight, related insurance, advertisement and consulting expenses	4,591	34,755
Advances to employees	333,453	337,380
Other	553,442	447,898
Total	4,388,400	2,134,841
Less: bad debt allowance	(4,292,079)	(722,484)
Other receivables (net), prepayments and deposits	$96,321	$1,412,357

Advances to unrelated third-party companies were short-term unsecured advances.

Prepayment for freight and related insurance expenses represented prepaid shipping and freight insurance expenses for customers and is generally repaid upon customer receipt of products.

Advances to employees represented short-term loans to employees and advances for business trips and related expenses, with no interest, payable upon demand.

As of December 31, 2017 and 2016, as a result of discontinued operation for SmartHeat Pump, other receivables of SmartHeat Pump including advance to employees was fully reserved as bad debt allowance.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2017 and 2016, respectively:

	2017	2016
Production equipment	$923,756	$870,119
Office equipment	175,338	185,183
Vehicles	196,599	182,753
Total	1,295,693	1,238,055
Less: impairment of fixed assets	(198,949)	(187,397)
Less: accumulated depreciation	(1,081,105)	(1,030,692)
Property and equipment, net	$15,639	$19,966

Depreciation expense including SmartHeat Germany (prior to disposition on January 20, 2016) and SmartHeat Pump prior to their discontinued operation in 2016 for the years ended December 31, 2017 and 2016 was $5,738 and $43,461, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted mainly of trademarks, computer software and know-how technology. Intangible assets consisted of the following at September 30, 2017 and December 31, 2016, respectively:

	Estimated Useful Life (In years)	2017	2016
Know-how technology	5–10	$571,353	$538,177
Software	5	142,750	134,462
Trademarks	7	278,569	262,393
Total		992,672	935,032
Less: impairment of intangible assets		(318,212)	(299,735)
Less: accumulated amortization		(674,460)	(635,297)
Intangible assets, net		$-	$-

Amortization of intangible assets including that of SmartHeat Germany (prior to disposition on January 20, 2016) and SmartHeat Pump (prior to discontinued operation in 2016) for the years ended December 31, 2017 and 2016 was $0 and $92,724, respectively.

8. TAXES RECEIVABLE

Taxes receivable consisted of the following at December 31, 2017 and December 31, 2016, respectively:

	2017	2016
Value-added	30,553	5,485
Other	-	28
Taxes receivable	$30,553	$5,513

9. TAXES PAYABLE

Taxes payable consisted of the following at December 31, 2017 and December 31, 2016, respectively:

	2017	2016
Income	$8,085	$13,784
Value-added	-	1,442
Other	560	618
Taxes payable	$8,645	$15,844

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31,2017 and 2016, respectively:

	2017	2016
Advances from third parties	$3,383,152	$4,733,428
Other	1,924,249	1,334,315
Accrued expenses	3,170,338	3,003,046
Total accrued liabilities and other payables	$8,477,739	$9,070,789

Advances from third parties were short term, non-interest-bearing and due on demand.

At December 31, 2017, other mainly represented payables for the Company’s interest payable of $1,471,166 to Northtech and dividend payable of $200,000 to Northtech.  At December 31, 2016, other mainly consisted of interest payable of $1,042,159 to Northtech and dividend payable of $100,000 to Northtech.

As of December 31, 2017, accrued expenses mainly consisted of accrued property and land rental fee of $2.82 million and accrued payroll of $0.35 million. As of December 31, 2016, accrued expenses mainly consisted of accrued property and land rental fee of $2.65 million, and accrued payroll of $0.35 million.

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

As of December 31, 2017, Northtech owns 43.5% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis, as described above.

As of December 31, 2017 and 2016, the Company had credit line payable to Northtech of $2,875,335.

12. DEFERRED TAX ASSET

As of December 31, 2017 and December 31, 2016, deferred tax asset (liability) consisted of the following:

	2017	2016
Deferred tax asset - current (bad debt allowance for accounts receivable)	$679,492	$682,358
Deferred tax asset - current (bad debt allowance for retention receivable)	43,915	35,142
Deferred tax asset - current (inventory impairment provision)	1,860,629	1,749,463
Deferred tax asset – current (bad debt allowance for other receivables)	535,513	180,621
Deferred tax asset – current (allowance for advance to supplier)	568,443	535,436
Deferred tax asset – noncurrent (NOL of US parent company)	3,511,894	3,362,162
Deferred tax asset – noncurrent (NOL of PRC subsidiaries)	5,035,830	4,403,714
Less: valuation allowance	(12,235,716)	(10,948,896)
Deferred tax assets, net	$-	$-

The Company recorded a 100% valuation allowance for all deferred tax assets due to the uncertainty of its realization.

13. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

SmartHeat, the parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, which can be carried forward for up to 20 years from the year the loss is incurred. SmartHeat has NOL carry forwards for income taxes of approximately $10.33 million at December 31, 2017, which may be available to reduce future years’ taxable income. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Pump, SmartHeat Trading and Heat Exchange are subject to the regular 25% PRC income tax rate. SmartHeat Germany is subject to a 15% corporate income tax in Germany.

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the years ended December 31, 2017 and 2016:

	2017	2016
US statutory benefit rates	(34.0)%	(34.0)%
Tax rate difference	7.6%	(14.5)%
Other-utilization of NOL	(0.3%)	-
Valuation allowance	26.7%	48.0%
Tax expense (benefit) per financial statements	0.0%	(0.5)%

The income tax expense (benefit) for the years ended December 31, 2017 and 2016, consisted of the following:

	2017	2016
Income tax expense – current	$-	$1,747
Income tax benefit – deferred	-	(14,897)
Total income tax benefit, net	$-	$(13,150)

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the BOD for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. SanDeKe, Jinhui, and SmartHeat Investment were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. The Company met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40 million in registered capital by the end of 2017 (See note 16); as of this report date, the Company got oral agreement from the authority to extend the due date of capital contribution to the end of 2019.

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

16. COMMITMENTS

Lease Agreements

The Company leased offices for its sales representatives in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the years ended December 31, 2017 and 2016 was $86,451 and $949,415, respectively.

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. As of December 31, 2017, the Company is committed to contributing the remaining $40 million in registered capital to SmartHeat Investment by the end of 2017; as of this report date, the Company got oral agreement from the authority to extend the due date of capital contribution to the end of 2019. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date.

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

20. SUBSEQUENT EVENTS

On June 14, 2018, SmartHeat entered into the Sixth Amendment (the “Amendment”) to the Credit and Security Agreement dated July 27, 2012, as amended (the “Credit Agreement”), between the Company and Northtech.

In October of 2017, The Company entered into negotiations with Northtech in order to restructure the terms of the Credit Agreement. On October 31, 2017 the Credit Line was not extended, and the parties continued negotiations.  The parties have agreed that Northtech will convert all outstanding interest and principal due under the Credit Agreement into the Company's common stock at a conversion price of $.065 per share, which represents a premium of $.0649 to the thirty-day average closing price of the Company's common stock of $.0001 per share.  In addition, the parties agreed to reduce the maximum credit line under the Credit Agreement to $1,000,000 and extended the maturity date to December 31, 2018. Further conversion of any outstanding principal and interest under the Credit Agreement will be based on conversion price subject to a minimum of $.065 per share and a maximum of $.50 per share.

As a result of the entering into the Amendment, the Company will issue to Northtech 71,283,000 restricted shares of its common stock which will result in Northtech and Mr. Jimin Zhang, sole stockholder and director of Northtech, holding approximately 95% of all of the issued and outstanding common stock of the Company after giving effect to the transaction. Upon the issuance of the common stock to Northtech, the interest and principal due to Northtech will be reduced to zero, subject to additional disbursements thereunder.

The Amendment is required to receive the approval of a majority of shareholders of the Company in a vote to be held at the next meeting of the stockholders. In the event approval is not received, it will be considered an event of default under the Credit Agreement.

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

3.1	Articles of Incorporation (Incorporated herein by reference to Exhibit 3.1 to the Company’s Form SB-2 filed on December 22, 2006)
3.2	Amended and Restated By-Laws adopted April 15, 2008 (Incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed on October 16, 2008)
3(ii).2	Amended and Restated Bylaws of the Company, effective November 23, 2012, (Incorporated herein by reference to Exhibit 3((ii).2 to the Company’s Current Report on Form 8-K filed on November 29, 2012)
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
10.7

English Translation of Share Exchange Agreement dated September 25, 2008, between SmartHeat Inc. and Asialink (Far East) Limited (Incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Registration Statement on Form S-1/A filed on December 12, 2008)

10.8

English Translation of the Asset Acquisition Agreement, dated May 27, 2009, by and between Shenyang Taiyu Machinery & Electronic Co., Ltd. and Siping Beifang Heat Exchanger Manufacture Co., Ltd. (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on May 29, 2009)

10.9

English Translation of the Amended and Restated Asset Purchase Agreement, dated June 16, 2009, by and between Shenyang Taiyu Machinery & Electronic Co., Ltd. and Siping Beifang Heat Exchanger Manufacture Co., Ltd. (Incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K/A filed on June 16, 2009)

10.10#

Employment Agreement, dated February 1, 2010, between SmartHeat Inc. and Xudong Wang (Incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on February 4, 2010)

10.11	SmartHeat, Inc. 2010 Equity Incentive Plan (Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 16, 2010)
10.12	Credit and Security Agreement by and between SmartHeat Inc. and Northtech Holdings, dated July 27, 2012 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 1, 2012)
10.13	December 2012 Amendment to the Credit and Security Agreement between SmartHeat Inc., and Northtech Holdings, Inc., dated December 21, 2012 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 28, 2012)
10.14

August 2013 Amendment to the Credit and Security Agreement between SmartHeat Inc. and Northtech Holdings Inc., dated August 23, 2013 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.15

Assignment and Assumption Agreement between SmartHeat Inc., and Northtech Holdings Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.16

Assignment Agreement between SmartHeat Inc. and Heat HP, Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.17

Assignment Agreement between SmartHeat Inc. and Heat PHE, Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.18

Equity Interest Purchase Agreement by and between SmartHeat Inc. and the Buyers, dated October 10, 2013 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on October 15, 2013)

10.19

Amendment No. 4 to the Credit and Security Agreement between Northtech Holdings, Inc. and SmartHeat dated December 28, 2015 (Incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on December 30, 2015).

10.20

Amendment No. 5 to the Credit and Security Agreement between SmartHeat Inc. and Northtech Holdings Inc., dated July 31, 2016 (Incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on August 2, 2016.)

10.21

Amendment No. 6 to the Credit and Security Agreement between SmartHeat Inc. and Northtech Holdings Inc., dated June 14, 2018 (Incorporated herein by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on June 20, 2018.)

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

SMARTHEAT INC.
(Registrant)

Date: November 30, 2018	By:	/s/ Kenneth Scipta
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

Signature	Title	Date

/s/ Kenneth Scipta	President and Director	November 30, 2018
Kenneth Scipta	(Principal Executive Officer)

/s/ Yingkai Wang	Acting Chief Accountant	November 30, 2018
Yingkai Wang	(Principal Financial and Accounting Officer)

/s/ Kenneth Scipta	Director	November 30, 2018
Kenneth Scipta

/s/ Weiguo Wang	Director	November 30, 2018
Weiguo Wang

/s/ Xin Li	Director	November 30, 2018
Xin Li

/s/ Qingtai Kong	Director	November 30, 2018
Qingtai Kong