Form 10-Q
period 2018-03-31
SMARTHEAT INC.
filed 2019-01-28
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 East Ren-Min Road Da-Chai Dan Town Xai Xi County, Qing Hai Province	8100000
(Address of principal executive offices)	(Zip Code)

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

YES  ☐     NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2018 there were 8,683,399 shares of common stock outstanding.

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

Part I – Financial Information

Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2018	DECEMBER 31, 2017
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$318,001	$374,827
Notes receivable	9,542	9,182
Accounts receivable, net	77,680	20,440
Other receivables (net), prepayments and deposits	151,003	96,321
Inventories, net	312,975	301,187
Advances to suppliers, net	33,562	30,920
Taxes receivable	5,153	30,553

Total current assets	907,916	863,430

NONCURRENT ASSETS
Property and equipment, net	15,293	15,639

Total noncurrent assets	15,293	15,639

TOTAL ASSETS	$923,209	$879,069

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$732,908	$705,302
Advances from customers	1,302,217	1,253,171
Taxes payable	8,446	8,645
Accrued liabilities and other payables	8,712,090	8,477,739

Total current liabilities	10,755,661	10,444,857

CREDIT LINE PAYABLE	2,875,335	2,875,335

TOTAL LIABILITIES	13,630,996	13,320,192

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 75,000,000 shares authorized, 8,683,399 shares issued and outstanding	8,683	8,683
Paid-in capital	86,004,457	86,004,457
Statutory reserve	780,682	780,682
Accumulated other comprehensive income	14,868,890	15,017,636
Accumulated deficit	(119,805,165)	(119,678,979)
Dividend	(225,000)	(200,000)

Total Company stockholders' deficit	(18,367,453)	(18,067,521)

NONCONTROLLING INTEREST	5,659,666	5,626,398

TOTAL DEFICIT	(12,707,787)	(12,441,123)

TOTAL LIABILITIES AND DEFICIT	$923,209	$879,069

SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	THREE MONTHS ENDED MARCH 31 ,
	2018	2017
	(UNAUDITED)

Net sales	$1,007	$5,629
Cost of sales	856	4,349

Gross profit	151	1,280

Operating expenses
Selling	28,567	29,482
General and administrative	118,660	(28,238)
Reversal for provision for bad debts	(59,953)	-

Total operating expenses	87,274	1,244

Income (loss) from operations	(87,123)	36

Non-operating income (expenses)
Interest income	206	777
Interest expense	(139,058)	(97,937)
Financial expense	(44)	(3,380)
Other income, net	2,095	-

Total non-operating expenses, net	(136,801)	(100,540)

Loss before income tax benefit	(223,924)	(100,504)

Income tax benefit	-	(657)

Loss from continuing operations	(223,924)	(99,847)

Income (loss) from operations of discontinued entities, net of tax	122,362	(60,795)

Loss including noncontrolling interest	(101,562)	(160,642)

Less: gain (loss) attributable to noncontrolling interest from continuing operations	23,156	(13,020)

Less: gain (loss) attributable to noncontrolling interest from discontinued operations, net of tax	1,468	(730)

Net loss to SmartHeat Inc.	(126,186)	(146,892)

Other comprehensive item
Foreign currency translation loss attributable to discontinued operations	(145,761)	(23,132)
Foreign currency translation loss (gain) attributable to SmartHeat Inc.	(2,985)	1,695,162
Foreign currency translation gain attributable to noncontrolling interest	8,644	591

Comprehensive income (loss) attributable to SmartHeat Inc.	$(274,932)	$1,525,138

Comprehensive income (loss) attributable to noncontrolling interest	$33,268	$(13,159)

Basic and diluted weighted average shares outstanding	$8,683,399	8,283,399

Basic and diluted loss per share from continuing operations	$(0.03)	$(0.01)

Basic and diluted gain per share from discontinued operations	$0.01	$(0.01)

Basic and diluted net loss per share	$(0.01)	$(0.02)

SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31 ,
	2018	2017
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(101,562)	$(160,642)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	947	4,206
Reversal for provision for bad debts	(169,506)	(37,049)
Provision for inventory impairment	-	3,145
(Increase) decrease in assets and liabilities:
Accounts receivable	52,328	70,104
Retentions receivable	15,087	5,903
Advances to suppliers	(1,414)	-
Other receivables, prepayments and deposits	89,564	(1,088)
Inventories	-	3,205
Taxes receivable	26,284	5,381
Accounts payable	-	(6,951)
Advances from customers	-	53,140
Taxs payable	-	(8,873)
Accrued liabilities and other payables	17,564	100,127

Net cash used in (provided by) operating activities	(70,708)	30,608

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	13,882	5,676

NET DECREASE (INCREASE) IN CASH AND EQUIVALENTS	(56,826)	36,284

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	374,827	1,046,884

CASH AND EQUIVALENTS, END OF PERIOD	$318,001	$1,083,168

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$170

SMARTHEAT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

On January 20, 2016, SmartHeat Pump entered and closed a Share Purchase Agreement with a series of buyers to sell 85% of the equity shares of SmartHeat Germany for Euro 170,000 ($185,400).  The purchase price of Euro 170,000 was returned to the buyers and subsequently paid into SmartHeat Germany as a reserve by the buyers. The buyers are not related parties of the Company. SmartHeat Germany had losses and our management decided to sell at a minimal or no cost due to its higher operating cost.

During the year ended December 31, 2016, SmartHeat Pump filed for bankruptcy protection in China due to the slowdown of the business. SmartHeat Pump filed bankruptcy documents with the proper authorities in China, and expects the bankruptcy process to last for a few years before obtaining the final approval.  Accordingly, the Company reclassified SmartHeat Pump business as discontinued operation and made an impairment reserve for its assets including accounts receivable, retentions receivable, other receivables, advance to suppliers, inventory, deferred tax assets, fixed assets and intangible assets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The CFS include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The interim consolidated financial information as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC on November 30, 2018.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2018 and December 31, 2017, its consolidated results of operations and cash flows for three months ended March 31, 2018 and 2017, as applicable, have been made.

Principles of Consolidation

For the three months ended March 31, 2018 and 2017, the accompanying CFS include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

Going Concern

The Company has incurred significant recurring losses from operations in the past several years, including a net loss from continuing operations of $126,186 for the three months ended March 31, 2018; and an accumulated deficit of $119,805,165 as of March 31, 2018. These conditions raise a substantial doubt about the Company's ability to continue as a going concern.

The Company currently seeks potential assets, property or businesses to acquire, in a business combination, by reorganization, merger or acquisition.  The plan of operation for the next 12 months is to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence operations through funding and/or the acquisition or business combination with a “going concern” engaged in any industry selected.

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

On July 27, 2012, the Company entered into a secured, revolving credit facility under the terms of a Secured Credit Agreement with Northtech Holdings Inc., a British Virgin Islands business corporation (“Northtech”) for the Company’s working capital needs.  On December 28, 2015, the Company entered into the Fourth Amendment to the Credit and Security Agreement dated July 27, 2012, as first amended on December 21, 2012 and subsequently amended on August 23, 2013, and July 14, 2014, between the Company and Northtech (see Note 11).  Under the Fourth Amendment, SmartHeat paid loan repayment of $1,000,000, by such number of shares of Series A Preferred Stock of Heat HP convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis, with a conversion, redemption and liquidation value of $1,000,000, and a 10% cumulative dividend accruing and payable quarterly ($25,000 per quarter).  Accordingly, Northtech became the 20% noncontrolling interest of Heat HP Inc.

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

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of March 31, 2018 and December 31, 2017, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Total
March 31, 2018	-	$318,001	$318,001
December 31, 2017	-	$374,827	$374,827

Accounts and Retentions Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1.84 million and $1.88 million at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018 and December 31, 2017, the Company had retentions receivable from customers for product quality assurance of $0.17 million and $0.18 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date of the products and the number of heating seasons that the warranty period covers. The Company had allowances of $0.17 million and $0.18 million at March 31, 2018 and December 31, 2017, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material and equipment for production. The advances are interest-free and unsecured. As of March 31, 2018 and December 31, 2017, the Company had allowances for advances to suppliers of $2.36 million and $2.27 million, respectively.

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

As part of inventory impairment analysis, the Company performs an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. The Company collects information about delayed and canceled contracts and meets with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that the Company does not expect to be reinstated and contracts for which the Company has been unable to find substitute customers become impaired. Following the completion of the impairment analysis, the Company had inventory impairment allowance of $7.73 million and $7.44 million as of March 31, 2018 and December 31, 2017, respectively. The Company recorded inventory impairment provision of $0 and $0.01 million for the three months ended March 31, 2018 and 2017, respectively, which was included in the cost of sales.

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

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for three months ended March 31, 2018 and 2017 were $0.

Income Taxes

The Company follows FASB ASC Topic 740, “Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of operation. At March 31, 2018 and December 31, 2017, the Company had not taken any significant uncertain tax position on its tax returns for 2017 or prior years, or in computing its tax provision for 2018.

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the three months ended March 31, 2018 and 2017, the company only sold PHEs.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the following categories: discounts, returns and rebates. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to the Company’s customer.

Sales returns and allowances were $0 for the three months ended March 31, 2018 and 2017. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

RMB to USD exchange rates in effect as of March 31, 2018 and December 31, 2017, and the average exchange rates for three months ended March 31, 2018 and 2017 are as following. The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange (“SAFE”) of the PRC.

	Average Exchange Rate For the three months Ended		Balance Sheet Date Exchange Rate
	03/31/18	03/31/17	03/31/18	12/31/17
RMB - USD	6.3632	6.8861	6.2881	6.5342

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company had one operating segment for the three months ended March 31, 2018, which is PHE.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on its CFS.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The amendments are an improvement to U.S. GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has adopted the guidance retrospectively to each period presented. The adoption did not have any material effect on the Company’s CFS.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of this ASU did not have a significant impact on the Company’s CFS.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. The Company has adopted the guidance retrospectively to each period presented. The adoption did not have any material effect on the Company’s CFS.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted the guidance effective January 1, 2018. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

SEC Disclosure Update and Simplification

In August 2018, the SEC issued Securities Act Release No. 33-10532 that amends certain disclosure requirements, including extending to interim periods the annual requirement to disclose changes in stockholders’ equity. Under the new requirements, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule was effective in November 2018. The Company will adopt the final rule and will include a reconciliation of the changes in stockholders' equity in its Form 10-Q for the quarter that is after the year ending December 31, 2018.

3. INVENTORIES, NET

Inventories at March 31, 2018 and December 31, 2017, respectively, were as follows:

	2018	2017
Raw materials	$6,359,431	$6,123,065
Work in process	525,873	506,067
Finished goods	1,161,469	1,114,572
Total	8,046,773	7,743,704
Less: inventory allowance	(7,733,798)	(7,442,517)
Inventories, net	$312,975	$301,187

As of March 31, 2018 and December 31, 2017, SmartHeat Pump’s inventory was fully reserved as a result of its being a discontinued operation.

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payments. The Company discounted the commercial notes with the banks or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than nine months. As of March 31, 2018 and December 31, 2017, the Company had notes receivable of $9,542 and $9,182, respectively, and was contingently liable for the notes endorsed to vendors of $0.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at March 31, 2018 and December 31, 2017, respectively:

	2018	2017
Advances to unrelated third-party companies	$3,633,775	$3,496,914
Prepayment for freight, related insurance, advertisement and consulting expenses	4,770	4,591
Advances to employees	346,871	333,453
Other	485,533	553,442
Total	4,470,949	4,388,400
Less: bad debt allowance	(4,319,946)	(4,292,079)
Other receivables (net), prepayments and deposits	$151,003	$96,321

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

As of March 31, 2018 and December 31, 2017, as a result of being a discontinued operation for SmartHeat Pump, other receivables of SmartHeat Pump including advance to employees was fully reserved as bad debt allowance.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2018 and December 31, 2017, respectively:

	2018	2017
Production equipment	$959,910	$923,756
Office equipment	182,200	175,338
Vehicles	204,293	196,599
Total	1,346,403	1,295,693
Less: impairment of fixed assets	(206,735)	(198,949)
Less: accumulated depreciation	(1,124,375)	(1,081,105)
Property and equipment, net	$15,293	$15,639

Depreciation from the continuing operations for the three months ended March 31, 2018 and 2017 was $947 and $875, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted mainly of trademarks, computer software and know-how technology. Intangible assets consisted of the following at March 31, 2018and December 31, 2017, respectively:

	Estimated Useful Life (In years)	2018	2017
Know-how technology	5–10	$593,714	$571,353
Software	5	148,337	142,750
Trademarks	7	289,471	278,569
Total		1,031,522	992,672
Less: impairment of intangible assets		(330,666)	(318,212)
Less: accumulated amortization		(700,856)	(674,460)
Intangible assets, net		$-	$-

Amortization of intangible assets for the three months ended March 31, 2018 and 2017 was $0.

8. TAXES RECEIVABLE

Taxes receivable consisted of the following at March 31, 2018 and December 31, 2017, respectively:

	2018	2017
Value-added	$5,153	$30,553

9. TAXES PAYABLE

Taxes payable consisted of the following at March 31, 2018 and December 31, 2017, respectively:

	2018	2017
Income	$7,863	$8,085
Other	583	560
Taxes payable	$8,446	$8,645

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2018 and December 31,2017, respectively:

	2018	2017
Advances from third parties	$3,453,029	$3,383,152
Other	2,097,977	1,924,249
Accrued expenses	3,161,084	3,170,338
Total accrued liabilities and other payables	$8,712,090	$8,477,739

Advances from third parties were short term, non-interest-bearing and due on demand.

At March 31, 2018, other mainly was payables for the Company’s interest payable $1,610,224 to Northtech and dividend payable of $225,000 to Northtech. At December 31, 2017, other mainly was payables for the Company’s interest payable of $1,471,166 to Northtech and dividend payable of $200,000 to Northtech.

As of March 31, 2018, accrued expenses mainly consisted of accrued property and land rental fee of $2.93 million and accrued payroll of $0.23 million. As of December 31, 2017, accrued expenses mainly consisted of accrued property and land rental fee of $2.82 million and accrued payroll of $0.35 million.

11. CREDIT LINE PAYABLE (RELATED PARTY TRANSACTION)

On July 27, 2012, the Company entered into a secured, revolving credit facility under the terms of a Secured Credit Agreement (the “Credit Facility” or the “Credit Agreement”) with Northtech Holdings Inc., a British Virgin Islands business corporation (“Northtech”), owned by certain members of the Company’s former management, James Wang, Rhett Wang and Wen Sha, Jane Ai, the Company’s Corporate Secretary is also a part owner of Northtech. As amended on December 21, 2012, the Credit Facility provide for borrowings of up to $2.5 million.

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

As of March 31, 2018 and December 31, 2017, Northtech owns 43.5% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis, as described above.

As of March 31, 2018 and December 31, 2017, the Company had credit line payable to Northtech of $2,875,335.

12. DEFERRED TAX ASSET

As of March 31, 2018 and December 31, 2017, deferred tax asset (liability) consisted of the following:

	2018	2017
Deferred tax asset - current (bad debt allowance for accounts receivable)	$669,783	$679,492
Deferred tax asset - current (bad debt allowance for retention receivable)	41,816	43,915
Deferred tax asset - current (inventory impairment provision)	1,933,450	1,860,629
Deferred tax asset – current (bad debt allowance for other receivables)	534,171	535,513
Deferred tax asset – current (allowance for advance to supplier)	590,691	568,443
Deferred tax asset – noncurrent (NOL of US parent company)	2,197,873	3,511,894
Deferred tax asset – noncurrent (NOL of PRC subsidiaries)	5,266,756	5,035,830
Less: valuation allowance	(11,234,540)	(12,235,716)
Deferred tax assets, net	$-	$-

The Company recorded a 100% valuation allowance for all deferred tax assets due to the uncertainty of its realization.

13. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

The President of the United States signed into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018 for the Company. The Company will continue to analyze the provisions of the Tax Reform Law to assess the impact on the Company’s CFS.

SmartHeat, the parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. SmartHeat has NOL carry forwards for income taxes of approximately $10.47 million at March 31, 2018. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Pump, SmartHeat Trading and Heat Exchange are subject to the regular 25% PRC income tax rate. SmartHeat Germany is subject to a 15% corporate income tax in Germany.

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the three months ended March 31, 2018 and 2017:

	2018	2017
US statutory benefit rates	(21.0)%	(34.0)%
Tax rate difference	3.5%	-%
Other-utilization of NOL	0.3%	-
Valuation allowance	17.2%	33.3%
Tax expense (benefit) per financial statements	0.0%	(0.7)%

The income tax benefit for the three months ended March 31, 2018 and 2017, consisted of the following:

	2018	2017
Income tax expense – current	$-	$(657)
Income tax benefit – deferred	-	-
Total income tax benefit, net	$-	$(657)

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

15. COMMITMENTS

Lease Agreements

The Company leased offices for its sales representatives in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for three months ended March 31, 2018 and 2017 was $16,384 and $24,223, respectively.

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

16. CONTINGENCIES

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

17. SUBSEQUENT EVENTS

On June 14, 2018, SmartHeat entered into the Sixth Amendment to the Credit and Security Agreement dated July 27, 2012, as amended, between the Company and Northtech.

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

As a result of the entering into the Sixth Amendment, the Company will issue to Northtech 71,283,000 restricted shares of its common stock (subject to a maximum limit of 75,000,000 currently authorized for issuance). Upon the issuance of the common stock to Northtech, the interest and principal due to Northtech will be reduced to zero, subject to additional disbursements thereunder.

Reverse Merger

On December 31, 2018 (the "Closing Date"), the Company entered into a Share Exchange Agreement and Plan of Reorganization with Mid-Heaven Sincerity International Resources Investment Co., Ltd (Mid-Heaven) and its shareholders.

Pursuant to the terms of the Agreement, the shareholders of Mid-Heaven will deliver all of the issued and outstanding shares of capital stock of Mid-Heaven to SmartHeat, in exchange for the issuance of an aggregate of 106,001,971 shares of SmartHeat’s Common Stock.

As a result of the share exchange agreement, Mid-Heaven’s shareholders will own approximately 56.93% of the combined company.  For accounting purposes, the transaction will be accounted for as a reverse acquisition of the Company by Mid-Heaven.  The following unaudited pro forma consolidated results of operations for the Company and Mid-Heaven for the year ended December 31, 2017 and for the three months ended March 31, 2018 presents the Company and Mid-Heaven’s operations as if the acquisitions occurred on January 1, 2017 and 2018, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the three months ended March 31,	For the year ended December 31,
	2018	2017
	(Unaudited)	(Unaudited)

Net sales	$883,975	$7,835,343

Net loss	$(490,625)	$(1,961,601)

Basic and diluted weighted average shares outstanding	185,968,370	185,372,937

Basic and diluted net loss per share	$(0.00)	$(0.01)

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

The Buyers purchased 40% of Heat PHE’s equity interests in the Target Companies for RMB 5 million ($0.82 million) paid on December 30, 2013. The Buyers purchased the remaining 60% of Target Companies (constituting all of the remaining equity interests in the Target Companies) for: (i) RMB 8.5 million ($1.39 million) and (ii) the forgiveness of $8.79 million in net indebtedness owing to Target Companies by SmartHeat and each of its other subsidiaries as of December 31, 2014, the date on which the sale occurred.

As a result of the Stock Sale, our business has changed significantly as the significant operations of our Plate Heat Exchangers operating segment were sold.  We currently operate the Heat Pump (“HP”) operating segment which has limited continuing operations in its operating subsidiaries and its business primarily consists of winding down existing businesses, selling inventory, collecting receivables and making arrangements for final payments to our former employees. As a result of the decision to seek bankruptcy protection for SmartHeat Pump, as discussed in more depth below, we are examining strategic alternatives for our business, which includes seeking another operating company to merge its operations with us.

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

On January 20, 2016, SmartHeat Pump entered and closed a Share Purchase Agreement with a series of buyers to sell 85% of the equity shares of SmartHeat Germany for Euro 170,000 ($185,400).  The purchas price of Euro 170,000 was returned to the buyers and subsequently paid into SmartHeat Germany as a reserve by the buyers. The buyers are not related parties of the Company. SmartHeat Germany had continuous losses and the management decided to sell at a minimal or no cost due to its higher operating cost.

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
SmartHeat (Shanghai) Trading Co., Ltd.
Beijing SmartHeat Jinhui Energy Technology Co., Ltd.

During the year ended December 31, 2016, the management of SmartHeat Pump decided that it would be necessary to seek bankruptcy protection in China due to the slowdown of the business and liabilities exceeding assets. Management determined the business could not be operated profitably in the future. SmartHeat Pump filed bankruptcy documents with the proper authorities in China. Management expects the bankruptcy process to last between one to two years before obtaining the final approval is obtained from the court.  Accordingly, the Company reclassified SmartHeat Pump business as a discontinued operation and made an impairment reserve for its assets including accounts receivable, other receivables, advance to suppliers, inventory, deferred tax assets, fixed assets and intangible assets.

Principal Factors Affecting Our Financial Performance

Our historical revenues also fluctuated significantly due to material costs; we experienced fluctuation in raw material costs as a result of world economic conditions, such as the price of stainless steel used to produce plates, our PHEs and PHE Units.

The economic conditions our subsidiaries faced in recent years, made it impossible for our subsidiaries to pay dividends to our US parent company, which depends upon such dividends to meet its financial obligations. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as detailed in Note 14 to our financial statements. As a result, we sought alternative sources of capital for our US parent company. On July 27, 2012, we entered into a secured, revolving credit facility with Northtech Holdings Inc., a British Virgin Islands business corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha. Jane Ai, our Corporate Secretary, is also a part owner of Northtech. As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed due on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we repaid $1,300,000 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders. On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, we entered into second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10%, compounded quarterly, effective January 1, 2013. On March 26, 2014, we gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 31, 2015. On July 14, 2014, we entered the third amendment to the Credit Agreement with Northtech; the Amendment modifies the definition of “Average Share Price” in the Credit Agreement to decrease the minimum and maximum values for the “Average Share Price,” by 20% each from $0.50 to $0.40 and from $3.50 to $2.80, respectively. The Amendment also increases the maximum line which may be borrowed under the Credit Agreement from $2,500,000 to $3,250,000 and extends the maturity date for amounts borrowed from April 30, 2014 to October 31, 2015.  On December 28, 2015, we entered into the Fourth Amendment to the Credit and Security Agreement dated July 27, 2012, (as first amended on December 21, 2012 and subsequently amended on August 23, 2013, and July 14, 2014, between the Company and Northtech).  The Amendment provides that we will repay $1,600,000 of the outstanding principal and Northtech will extend the maturity date to July 31, 2016 for an extension fee of $100,000, 1,500,000 shares of common stock of SmartHeat, par value $.001 per share, which shall be restricted stock and a 10% Convertible Preferred Stock of its wholly owned subsidiary Heat HP, Inc. (“Heat HP”) representing 20% of the voting power of Heat HP, having a conversion, redemption and liquidation value of $1,000,000 and a 10% cumulative dividend accruing and payable quarterly ($25,000 per quarter).  In addition, the parties agreed to adjust the minimum conversion/exchange price in the Amendment from $.40 to $.20 per share and the maximum conversion/exchange price from $2.80 to $1.40 to reflect the current market conditions of the stock.  The new maximum credit line was reduced to $2,500,000.  On July 31, 2016, the Company entered into the Fifth Amendment to the Credit and Security Agreement between the Company and Northtech. The Amendment increased the maximum credit line of the Credit Agreement to $3,500,000 and extended the maturity dated to October 31, 2017.  The Company agreed to pay to Northtech an amendment fee of $80,000 payable in 400,000 restricted shares of the Company’s Common Stock valued at $0.20 per share.  The Amendment received the approval of a majority of shareholders of the Company in a vote held at the meeting of the stockholders on September 10, 2016.

On June 14, 2018, SmartHeat entered into the Sixth Amendment (the “Amendment”) to the Credit and Security Agreement dated July 27, 2012, as amended (the “Credit Agreement”), between the Company and Northtech. In October of 2017, The Company entered into negotiations with Northtech to restructure the terms of the Credit Agreement. On October 31, 2017 the Credit Line was not extended, and the parties continued negotiations.  The parties have agreed that Northtech will convert all outstanding interest and principal due under the Credit Agreement into the Company's common stock at $.065 per share, which was a premium of $0649 to the thirty-day average closing price of the Company's common stock of $.0001 per share.  In addition, the parties agreed to reduce the maximum credit line under the Credit Agreement to $1,000,000 and extended the maturity date to December 31, 2018. Further conversion of any outstanding principal and interest under the Credit Agreement will be based on conversion price subject to a minimum of $.065 per share and a maximum of $.50 per share. As a result of the entering into the Amendment, the Company will issue to Northtech 71,283,000 restricted shares of its common stock which will result in Northtech and Mr. Jimin Zhang, sole stockholder and director of Northtech, holding approximately 95% of all of the issued and outstanding common stock of the Company after giving effect to the transaction. Upon the issuance of the common stock to Northtech, the interest and principal due to Northtech will be reduced to zero, subject to additional disbursements thereunder.

As of March 31, 2018 and December 31, 2017, the outstanding credit line payable to Northtech was $2,875,335.  As of March 31, 2018, Northtech owns 46.06% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis.

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

Since we decided to seek bankruptcy protection for our primary operating subsidiary, SmartHeat Pump, we have little if any operations and management is attempting to identify other options for the company, including a merger with another operating company.

Significant Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements (“CFS”), we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP.

Principles of Consolidation

For the three months ended March 31, 2018, the accompanying CFS include SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.”

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances for accounts receivable of $1.84 million and $1.88 million at March 31, 2018 and December 31, 2017, respectively.

Revenue Recognition

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the three months ended March 31, 2018 and 2017, the Company only sold PHEs.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the following categories: discounts, returns and rebates. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to the Company’s customer.

Sales returns and allowances were $0 for the three months ended March 31, 2018 and 2017. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on its CFS.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The amendments are an improvement to U.S. GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has adopted the guidance retrospectively to each period presented. The adoption does not have any material effect on the Company’s CFS.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The adoption of this ASU did not have a significant impact on the Company’s CFS.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. The Company adopted the guidance retrospectively to each period presented. The adoption did not have any material effect on the Company’s CFS.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has adopted the guidance effective January 1, 2018. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its CFS.

SEC Disclosure Update and Simplification

In August 2018, the SEC issued Securities Act Release No. 33-10532 that amends certain disclosure requirements, including extending to interim periods the annual requirement to disclose changes in stockholders’ equity. Under the new requirements, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule was effective in November 2018. The Company will adopt the final rule and will include a reconciliation of the changes in stockholders' equity in its Form 10-Q for the quarter that is after the year ending December 31, 2018.

Results of Operations

Three months ended March 31, 2018 Compared to three months ended March 31, 2017

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2018		2017
	$	% of Sales	$	% of Sales
Sales	$1,007		$5,629
Cost of sales	856	85%	4,349	77%
Gross profit	151	15%	1,280	23%
Operating expenses	87,274	8,667%	1,244	22%
Income (loss) from operations	(87,123)	(8,652)%	36	1%
Non-operating expenses, net	(136,801)	(13,585)%	(100,540)	(1,786)%
Income tax benefit	-	-%	(657)	(12)%
Loss from continuing operations	(223,924)	(22,237)%	(99,847)	(1,774)%
Income (loss) from operations of discontinued entities, net of tax	122,362	12,151%	(60,795)	(1,080)%
Loss including noncontrolling interest	(101,562)	(10,086)%	(160,642)	(2,854)%
Less: gain (loss) attributable to noncontrolling interest from continuing operations	23,156	2,300%	(13,020)	(231)%
Less: gain (loss) attributable to noncontrolling interest from discontinued operations, net of tax	1,468	146)%	(730)	(13)%
Net Loss to SmartHeat Inc.	$(126,186)	(12,531)%	$(146,892)	(2,610)%

Sales. Net sales for the three months ended March 31, 2018, were $1,007, while net sales for the three months ended March 31, 2017, were $5,629, an overall decrease of $4,622 or 82%. The 82% decrease in total revenue was due primarily to the decrease in sales of PHEs for the three months ended March 31, 2018 compared with the 2017 period.

Cost of Sales. Cost of sales (“COS”) was $856 for the three months ended March 31, 2018, compared to $4,349 in the comparable period of 2017, a decrease of $3,493 or 80%. The decrease in our COS is attributable to decreased net sales for Sandeke. The COS as a percentage of sales was 85% for the three months ended March 31, 2018 compared with 77% for 2017.

We performed an inventory impairment assessment as of March 31, 2018 and December 31, 2017, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment allowance of $7.73 million and $7.44 million as of March 31, 2018 and December 31, 2017, respectively.

Gross Profit. Gross profit was $151 for the three months ended March 31, 2018, compared to gross profit of $1,280 in the comparable period of 2017. Gross profit margin was 15% and 23% for the three months ended March 31, 2018 and 2017, respectively.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses and provision for bad debts totaled $87,274 for the three months ended March 31, 2018, compared to $1,244 selling, general and administrative expenses in the comparable period of 2017, an increase of $86,030 or 6,916%. The increase in operating expenses is mainly attributable to increased general and administrative expense of $118,660 in the three months ended March 31, 2018, compared to $(28,238) general and administrative expense in the comparable period of 2017, which was partly offset by increased reversal for bad debts of $59,953 for the three months ended March 31, 2018.

Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due.

Non-Operating Income (Expenses), net. Our net non-operating expense for the three months ended March 31, 2018 was $0.14 million compared to net non-operating expense of $0.10 million for the comparable period of 2017, an increase of expenses by $36,261 or 36%. The increase in non-operating expenses is mainly attributable to increase interest expense by $41,121, which was partly offset by decreased financial expense by $3,336 for the three months ended March 31, 2018 compared to the 2017 period.

Income (loss) from Discontinued Operations. We had income from discontinued operation of $122,362 from SmartHeat Pump in the three months ended March 31, 2018, compared to loss from discontinued operation of $60,795 for the three months ended March 31, 2017.

Net Loss. Our net loss to SmartHeat Inc. for the three months ended March 31, 2018 was $126,186 compared to net loss of $146,892 for the comparable period of 2017, a decrease of $20,706 or 14%.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and equivalents of $0.32 million. Working capital deficit was $9.85 million at March 31, 2018. The ratio of current assets to current liabilities was 0.08:1 at March 31, 2018.

The Company had outstanding balance under a Revolving line of credit as of March 31, 2018 of $2.88 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2018 and 2017:

	2018	2017
Cash provided by (used in):
Operating activities	$(70,708)	$30,608
Investing activities	$-	$-
Financing activities	$-	$-

Net cash flow used in operating activities was $70,708 in the three months ended March 31, 2018, compared to net cash flow provided by operating activities of $30,608 in the comparable period of 2017. The increase in net cash outflow in operating activities was due mainly to decreased cash inflow from advance from customers of $0, compared with $$53,140 in the same period of 2017, decreased cash inflow of accrued liability and other payables of $17,564, compared with $100,127 in the comparable period of 2017, which was partly offset by decrease net loss of $101,562, compared with $160,642 in the same period of 2017.

Net cash flow used by investing activities was $0 for the three months ended March 31, 2018 and 2017.

Net cash provided by financing activities was $0 for the three months ended March 31, 2018 and 2017.

Historically our accounts receivable remained outstanding for a significant period of time based on the standard payment terms with our customers. The increase in accounts receivable outstanding for more than 180 days was historically due mainly to payment delays from certain state-owned customers that experienced working capital difficulties because of the current deflationary fiscal policy of the PRC government. Bad debt allowance was reserved in accordance with the Company’s accounting policy, though the Company continues to work to collect all funds due.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, as amended, which could materially affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On July 31, 2016, the Company entered into the Fifth Amendment (the “Fifth Amendment”) to the Credit and Security Agreement, dated July 27, 2012, between the Company and Northtech Holdings, Inc. (“Northtech”). The Fifth Amendment increased the maximum credit line of the Credit Agreement to $3,500,000 and extended the maturity dated to October 31, 2017. The Company was in default under the Credit Agreement after such time and engaged in discussions with Northtech in order to attempt to arrange for and amendment or satisfaction of the debt.

On June 14, 2018, the Company, entered into the Sixth Amendment (the “Sixth Amendment”) to the Credit and Security Agreement with Northtech. As a result of the entering into the Sixth Amendment, the Company promised to issue to Northtech 71,283,000 restricted shares of its common stock which would result in Northtech and Mr. Jimin Zhang, sole stockholder and director of Northtech, holding approximately 95% of all of the issued and outstanding common stock of the Company after giving effect to the transaction. Upon the issuance of the common stock to Northtech, the interest and principal due to Northtech will be reduced to zero, subject to additional disbursements thereunder.

On December 20, 2018, the Company and Northtech amended (the “Amendment to Amendment No. 6”) the Sixth Amendment by removing and waiving the requirement to receive the approval of a majority of shareholders of the Company at the next meeting of the stockholders. As a result of the Amendment, the Company will issue Northtech 71,283,000 restricted shares of its common stock, subject to a maximum limit of 75,000,000 currently authorized for issuance and on December 26, 2018, the Company issued 66,316,601 of such shares to Northtech.

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

SMARTHEAT INC.
(Registrant)

Date: January 28, 2019	By:	/s/ Jimin Zhang
Mr. Jimin Zhang Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)