Form 10-Q
period 2018-06-30
SMARTHEAT INC.
filed 2019-01-28
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 East Ren-Min Road Da-Chai Dan Town Xai Xi County, Qing Hai Province	8100000
(Address of principal executive offices)	(Zip Code)

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

YES  ☐     NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2018 there were 8,683,399 shares of common stock outstanding.

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

Part I – Financial Information

Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2018	DECEMBER 31, 2017
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$230,729	$374,827
Notes receivable	-	9,182
Accounts receivable, net	70,881	20,440
Other receivables (net), prepayments and deposits	78,562	96,321
Inventories, net	300,718	301,187
Advances to suppliers, net	31,896	30,920
Taxes receivable	2,002	30,553

Total current assets	714,788	863,430

NONCURRENT ASSETS
Property and equipment, net	13,623	15,639

Total noncurrent assets	13,623	15,639

TOTAL ASSETS	$728,411	$879,069

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$930,112	$705,302
Advances from customers	1,237,565	1,253,171
Taxes payable	8,410	8,645
Accrued liabilities and other payables	8,281,883	8,477,739

Total current liabilities	10,457,970	10,444,857

CREDIT LINE PAYABLE	2,875,335	2,875,335

TOTAL LIABILITIES	13,333,305	13,320,192

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 75,000,000 shares authorized, 8,683,399 shares issued and outstanding	8,683	8,683
Paid-in capital	86,004,457	86,004,457
Statutory reserve	780,682	780,682
Accumulated other comprehensive income	15,120,374	15,017,636
Accumulated deficit	(119,919,602)	(119,678,979)
Dividend	(250,000)	(200,000)

Total Company stockholders' deficit	(18,255,406)	(18,067,521)

NONCONTROLLING INTEREST	5,650,512	5,626,398

TOTAL DEFICIT	(12,604,894)	(12,441,123)

TOTAL LIABILITIES AND DEFICIT	$728,411	$879,069

SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the six months ended June 30,		For the three months ended June 30,
	2018	2017	2018		2017

Net sales	$19,931	$38,344	$18,924		$32,715
Cost of sales	15,049	28,886	14,193		24,538

Gross profit	4,882	9,458	4,731	#	8,177

Operating expenses
Selling	51,523	53,944	22,956		24,462
General and administrative	155,631	(6,711)	36,971		21,529
Provision (reversal) for bad debts	(59,878)	-	75		-

Total operating expenses	147,276	47,233	60,002		45,991

Loss from operations	(142,394)	(37,775)	(55,271)		(37,814)

Non-operating income (expenses)
Interest income	705	1,621	499		845
Interest expense	(186,894)	(198,323)	(47,836)		(100,386)
Financial expense	(45)	(6,921)	(1)		(3,541)
Other income, net	2,094	32,866	-		32,866

Total non-operating expenses, net	(184,140)	(170,757)	(47,338)	#	(70,216)

Loss before income tax expense (benefit)	(326,534)	(208,532)	(102,609)	#	(108,030)

Income tax expense (benefit)	-	(456)	-		201

Loss from continuing operations	(326,534)	(208,076)	(102,609)		(108,231)

Income (loss) from operations of discontinued entities, net of tax	107,301	(69,352)	(15,061)		(8,557)

Loss including noncontrolling interest	(219,233)	(277,428)	(117,670)		(116,788)

Less: gain (loss) attributable to noncontrolling interest from continuing operations	20,104	(15,377)	(3,052)		(2,357)

Less: gain (loss) attributable to noncontrolling interest from discontinued operations, net of tax	1,288	(832)	(180)		(102)

Net loss to SmartHeat Inc.	(240,625)	(261,219)	(114,438)		(114,329)

Other comprehensive item
Foreign currency translation gain (loss) attributable to discontinued operations	42,907	(103,076)	188,668		(79,944)
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	59,831	1,691,245	62,816		(3,917)
Foreign currency translation gain (loss) attributable to noncontrolling interest	2,722	2,575	(5,922)		1,984

Comprehensive gain (loss) attributable to SmartHeat Inc.	$(137,887)	$1,326,950	$137,046	#	$(198,190)

Comprehensive gain (loss) attributable to noncontrolling interest	$24,114	$(13,634)	$(9,154)	#	$(475)

Basic and diluted weighted average shares outstanding	8,683,399	8,323,178	8,683,399		8,362,520

Basic and diluted loss per share from continuing operations	$(0.03)	$(0.02)	$(0.01)		$(0.01)

Basic and diluted income (loss) per share from discontinued operations	$0.01	$(0.01)	$(0.00)		$(0.00)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.01)		$(0.01)

SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(219,233)	$(277,428)
Adjustments to reconcile loss including noncontrolling interest to net cash used in operating activities:
Depreciation and amortization	1,892	10,269
Reversal for bad debts	(78,281)	(57,046)
Provision (reversal) for inventory impairment	64,750	(16,603)
(Increase) decrease in assets and liabilities:
Accounts receivable	44,357	98,187
Retentions receivable	15,068	5,917
Advances to suppliers	(1,413)	-
Other receivables, prepayments and deposits	13,879	15,872
Inventories	(68,158)	32,018
Taxes receivable	-	5,393
Accounts payable	242,594	29,020
Advances from customers	-	153,631
Tax payable	28,946	(9,299)
Accrued liabilities and other payables	(198,673)	180,361

Net cash provided by (used in) operating activities	(154,272)	170,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable collected	9,418	-

Net cash provided by investing activities	9,418	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	756	27,577

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(144,098)	197,869

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	374,827	1,046,884

CASH AND EQUIVALENTS, END OF PERIOD	$230,729	$1,244,753

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$358

SMARTHEAT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

The interim consolidated financial information as of June 30, 2018 and for the six and three-month periods ended June 30, 2018 and 2017 was prepared without audit, pursuant to the rules and regulations of the Securities and exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC on November 30, 2018.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2018 and December 31, 2017, its consolidated results of operations for the six and three months ended June 30, 2018 and 2017; and cash flows for the six months ended June 30, 2018 and 2017, as applicable, have been made.

Principles of Consolidation

For the six and three months ended June 30, 2018 and 2017, the accompanying CFS include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

Going Concern

The Company has incurred significant recurring losses from operations in the past several years, including a net loss from continuing operations of $326,534 for the six months ended June 30, 2018; and an accumulated deficit of $119,919,602 as of June 30, 2018. These conditions raise a substantial doubt about the Company's ability to continue as a going concern.

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

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of June 30, 2018 and December 31, 2017, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Total
June 30, 2018	-	$230,729	$230,729
December 31, 2017	-	$374,827	$374,827

Accounts and Retentions Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1.75 million and $1.88 million at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, the Company had retentions receivable from customers for product quality assurance of $0.16 million and $0.18 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date of the products and the number of heating seasons that the warranty period covers. The Company had allowances of $0.16 million and $0.18 million at June 30, 2018 and December 31, 2017, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material and equipment for production. The advances are interest-free and unsecured. As of June 30, 2018 and December 31, 2017, the Company had allowances for advances to suppliers of $2.25 million and $2.27 million, respectively.

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

As part of inventory impairment analysis, the Company performs an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. The Company collects information about delayed and canceled contracts and meets with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that the Company does not expect to be reinstated and contracts for which the Company has been unable to find substitute customers become impaired. Following the completion of the impairment analysis, the Company had inventory impairment allowance of $7.41 million and $7.44 million as of June 30, 2018 and December 31, 2017, respectively. The Company recorded inventory impairment provision of $0.065 million and reversal of inventory impairment provision of $0.02 million for the six months ended June 30, 2018 and 2017, respectively, which was included in the cost of sales.  The Company recorded inventory impairment provision of $0.065 million and reversal of inventory impairment provision of $0.02 million for the three months ended June 30, 2018 and 2017, respectively, which was included in the cost of sales.

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

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the six and three months ended June 30, 2018 and 2017 were $0.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of operation. At June 30, 2018 and December 31, 2017, the Company had not taken any significant uncertain tax position on its tax returns for 2017 or prior years, or in computing its tax provision for 2018.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the six and three months ended June 30, 2018 and 2017, the company only sold PHEs.

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

Sales returns and allowances were $0 for the six and three months ended June 30, 2018 and 2017. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

RMB to USD exchange rates in effect as of June 30, 2018 and December 31, 2017, and the average exchange rates for the six months ended June 30, 2018 and 2017 are as following. The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange (“SAFE”) of the PRC.

	Average Exchange Rate For the Six months Ended		Balance Sheet Date Exchange Rate
	06/30/18	06/30/17	06/30/18	12/31/17
RMB - USD	6.3711	6.8697	6.7744	6.5342

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company had one operating segment for the six and three months ended June 30, 2018, which is PHE.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The amendments are an improvement to U.S. GAAP because they provide guidance for each of the eight issues, thereby reducing the current and potential future diversity in practice. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has adopted the guidance retrospectively to each period presented. The adoption did not have any material effect on Company’s CFS.

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

3. INVENTORIES, NET

Inventories at June 30, 2018 and December 31, 2017, respectively, were as follows:

	2018	2017
Raw materials	$6,043,698	$6,123,065
Work in process	502,877	506,067
Finished goods	1,166,321	1,114,572
Total	7,712,896	7,743,704
Less: inventory allowance	(7,412,178)	(7,442,517)
Inventories, net	$300,718	$301,187

As of June 30, 2018 and December 31, 2017, SmartHeat Pump’s inventory was fully reserved as a result of its being a discontinued operation.

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payments. The Company discounted the commercial notes with the banks or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than nine months. As of June 30, 2018 and December 31, 2017, the Company had notes receivable of $0 and $9,182, respectively, and was contingently liable for the notes endorsed to vendors of $0.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at June 30, 2018 and December 31, 2017, respectively:

	2018	2017
Advances to unrelated third-party companies	$3,453,056	$3,496,914
Prepayment for freight, related insurance, advertisement and consulting expenses	4,534	4,591
Advances to employees	325,720	333,453
Other	537,076	553,442
Total	4,320,386	4,388,400
Less: bad debt allowance	(4,241,824)	(4,292,079)
Other receivables (net), prepayments and deposits	$78,562	$96,321

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

As of June 30, 2018 and December 31, 2017, as a result of being a discontinued operation for SmartHeat Pump, other receivables of SmartHeat Pump including advance to employees was fully reserved as bad debt allowance.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2018 and December 31, 2017, respectively:

	2018	2017
Production equipment	$912,253	$923,756
Office equipment	194,151	175,338
Vehicles	173,154	196,599
Total	1,279,558	1,295,693
Less: impairment of fixed assets	(196,472)	(198,949)
Less: accumulated depreciation	(1,069,463)	(1,081,105)
Property and equipment, net	$13,623	$15,639

Depreciation for the six months ended June 30, 2018 and 2017 was $1,892 and $3,531, respectively. Depreciation for the three months ended June 30, 2018 and 2017 was $945 and $2,656, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted mainly of trademarks, computer software and know-how technology. Intangible assets consisted of the following at June 30, 2018 and December 31, 2017, respectively:

	Estimated Useful Life (In years)	2018	2017
Know-how technology	5–10	$564,237	$571,353
Software	5	140,973	142,750
Trademarks	7	275,100	278,569
Total		980,310	992,672
Less: impairment of intangible assets		(314,250)	(318,212)
Less: accumulated amortization		(666,060)	(674,460)
Intangible assets, net		$-	$-

Amortization of intangible assets for the six and three months ended June 30, 2018 and 2017 was $0.

8. TAXES RECEIVABLE

Taxes receivable consisted of the following at June 30, 2018 and December 31, 2017, respectively:

	2018	2017
Value-added	$2,002	$30,553

9. TAXES PAYABLE

Taxes payable consisted of the following at June 30, 2018 and December 31, 2017, respectively:

	2018	2017
Income	$8,156	$8,085
Other	254	560
Taxes payable	$8,410	$8,645

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2018 and December 31,2017, respectively:

	2018	2017
Advances from third parties	$3,376,690	$3,383,152
Other	1,908,061	1,924,249
Accrued expenses	2,997,132	3,170,338
Total accrued liabilities and other payables	$8,281,883	$8,477,739

Advances from third parties were short term, non-interest-bearing and due on demand.

At June 30, 2018, other mainly was payables for the Company’s interest payable $1,658,061 to Northtech and dividend payable of $250,000 to Northtech. At December 31, 2017, other mainly was payables for the Company’s interest payable of $1,471,166 to Northtech and dividend payable of $200,000 to Northtech.

As of June 30, 2018, accrued expenses mainly consisted of accrued property and land rental fee of $2.78 million and accrued payroll of $0.22 million. As of December 31, 2017, accrued expenses mainly consisted of accrued property and land rental fee of $2.82 million and accrued payroll of $0.35 million.

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

As of June 30, 2018, Northtech owns 43.5% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis, as described above.

As of June 30, 2018 and December 31, 2017, the Company had credit line payable to Northtech of $2,875,335.

On June 14, 2018, SmartHeat entered into the Sixth Amendment to the Credit and Security Agreement dated July 27, 2012, as amended, between the Company and Northtech.

In October of 2017, The Company entered into negotiations with Northtech in order to restructure the terms of the Credit Agreement. On October 31, 2017 the Credit Line was not extended, and the parties continued negotiations.  The parties have agreed that Northtech will convert all outstanding interest and principal due under the Credit Agreement into the Company's common stock at a conversion price of $.065 per share, which was a premium of $.0649 to the thirty-day average closing price of the Company's common stock of $.0001 per share.  In addition, the parties agreed to reduce the maximum credit line under the Credit Agreement to $1,000,000 and extended the maturity date to December 31, 2018. Further conversion of any outstanding principal and interest under the Credit Agreement will be based on conversion price subject to a minimum of $.065 per share and a maximum of $.50 per share.

As a result of the entering into the Sixth Amendment, the Company will issue to Northtech 71,283,000 restricted shares of its common stock (subject to a maximum limit of 75,000,000 currently authorized for issuance). Upon the issuance of the common stock to Northtech, the interest and principal due to Northtech will be reduced to zero, subject to additional disbursements thereunder.

As of this report date, Northtech has not yet converted the outstanding interest and principal due from the credit line payable.

12. DEFERRED TAX ASSET

As of June 30, 2018 and December 31, 2017, deferred tax asset (liability) consisted of the following:

	2018	2017
Deferred tax asset - current (bad debt allowance for accounts receivable)	$646,901	$679,492
Deferred tax asset - current (bad debt allowance for retention receivable)	39,741	43,915
Deferred tax asset - current (inventory impairment provision)	1,853,045	1,860,629
Deferred tax asset – current (bad debt allowance for other receivables)	525,593	535,513
Deferred tax asset – current (allowance for advance to supplier)	561,364	568,443
Deferred tax asset – noncurrent (NOL of US parent company)	2,207,919	3,511,894
Deferred tax asset – noncurrent (NOL of PRC subsidiaries)	5,244,158	5,035,830
Less: valuation allowance	(11,078,721)	(12,235,716)
Deferred tax assets, net	$-	$-

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

SmartHeat, the parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. SmartHeat has NOL carry forwards for income taxes of approximately $10.51 million at June 30, 2018. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Pump, SmartHeat Trading and Heat Exchange are subject to the regular 25% PRC income tax rate.

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the six months ended June 30, 2018 and 2017:

	2018	2017
US statutory benefit rates	(21.0)%	(34.2)%
Tax rate difference	3.9%	0.2%
Other-utilization of NOL	3.7%	-
Valuation allowance	13.4%	33.8%
Tax expense (benefit) per financial statements	0.0%	(0.2)%

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the three months ended June 30, 2018 and 2017:

	2018	2017
US statutory benefit rates	(21.0)%	(33.6)%
Tax rate difference	4.8%	0.3%
Other-utilization of NOL	11.4%	-
Valuation allowance	4.8%	33.5%
Tax expense (benefit) per financial statements	0.0%	0.2%

The income tax benefit for the six months ended June 30, 2018 and 2017, consisted of the following:

	2018	2017
Income tax benefit – current	$-	$(456)
Income tax benefit – deferred	-	-
Total income tax benefit, net	$-	$(456)

The income tax expense (benefit) for the three months ended June 30, 2018 and 2017, consisted of the following:

	2018	2017
Income tax expense – current	$-	$201
Income tax expense – deferred	-	-
Total income tax expense, net	$-	$201

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the BOD for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. SanDeKe, Jinhui, and SmartHeat Investment were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. The Company met all registered capital requirements for its FIEs except for SmartHeat Investment, for which the Company is committed to contribute an additional $40 million in registered capital by the end of 2017; as of this report date, the Company got oral agreement from the authority to extend the due date of capital contribution to the end of 2019.

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

15. COMMITMENTS

Lease Agreements

The Company leased offices for its sales representatives in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the six months ended June 30, 2018 and 2017 was $32,728 and $54,615, respectively. Rental expense for the three months ended June 30, 2018 and 2017 was $16,345 and $30,392, respectively.

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

As a result of the share exchange agreement, Mid-Heaven’s shareholders will own approximately 56.93% of the combined company.  For accounting purposes, the transaction will be accounted for as a reverse acquisition of the Company by Mid-Heaven.  The following unaudited pro forma consolidated results of operations for the Company and Mid-Heaven for the six and three months ended June 30, 2018 presents the Company and Mid-Heaven’s operations as if the acquisitions occurred on January 1, 2018 and April 1, 2018, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the six months ended June 30,	For the three ended June 30,
	2018	2018
	(Unaudited)	(Unaudited)

Net sales	$2,230,891	$1,346,386

Net income (loss)	$(346,927)	$142,932

Basic and diluted weighted average shares outstanding	185,968,370	185,968,370

Basic and diluted net earnings (loss) per share	$(0.00)	$0.00

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

As a result of the Stock Sale, our business has changed significantly as the significant operations of our Plated Heat Exchangers operating segment were sold.  We currently operate the Heat Pump (“HP”) operating segment which has limited continuing operations in its operating subsidiaries and its business primarily consists of winding down existing businesses, selling inventory, collecting receivables and making arrangements for final payments to our former employees. As a result of the decision to seek bankruptcy protection for SmartHeat Pump, as discussed in more depth below, we are examining strategic alternatives for our business, which includes seeking another operating company to merge its operations with us.

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
SmartHeat (Shanghai) Trading Co., Ltd.
Beijing SmartHeat Jinhui Energy Technology Co., Ltd.

During the year ended December 31, 2016, the management of SmartHeat Pump decided that it would be necessary to seek bankruptcy protection in China due to the slowdown of the business and liabilities exceeding assets. Management determined the business could not be operated profitably in the future. SmartHeat filed bankruptcy documents with the proper authorities in China. Management expects the bankruptcy process to last between one to two years before obtaining the final approval is obtained from the court.  Accordingly, the Company reclassified SmartHeat Pump business as a discontinued operation and made an impairment reserve for its assets including accounts receivable, other receivables, advance to suppliers, inventory, deferred tax assets, fixed assets and intangible assets.

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

As of June 30, 2018 and December 31, 2017, the outstanding credit line payable to Northtech was $2,875,335.  As of June 30, 2018, Northtech owns 46.06% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis.

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

Principles of Consolidation

For the six and three months ended June 30, 2018, the accompanying CFS include SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.”

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances for accounts receivable of $1.75 million and $1.88 million at June 30, 2018 and December 31, 2017, respectively.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the six and three months ended June 30, 2018 and 2017, the Company only sold PHEs.

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

Sales returns and allowances were $0 for the six and three months ended June 30, 2018 and 2017. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. The Company adopted the guidance retrospectively to each period presented. The adoption did not have any material effect on the presentation of its CFS.

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

Results of Operations

Six months ended June 30, 2018 Compared to six months ended June 30, 2017

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2018		2017
	$	% of Sales	$	% of Sales
Sales	$19,931		$38,344
Cost of sales	15,049	76%	28,886	75%
Gross profit	4,882	24%	9,458	25%
Operating expenses	147,276	739%	47,233	123%
Loss from operations	(142,394)	(714)%	(37,775)	(99)%
Non-operating income (expenses), net	(184,140)	(924)%	(170,757)	(445)%
Income tax benefit	-	-%	(456)	(1)%
Loss from continuing operations	(326,534)	(1,638)%	(208,076)	(543)%
Income (loss) from operations of discontinued entities, net of tax	107,301	538%	(69,352)	(181)%
Loss including noncontrolling interest	(219,233)	(1,100)%	(277,428)	(724)%
Less: gain (loss) attributable to noncontrolling interest from continuing operations	20,104	101%	(15,377)	(40)%
Less: gain (loss) attributable to noncontrolling interest from discontinued operations, net of tax	1,288	6%	(832)	(2)%
Net Loss to SmartHeat Inc.	$(240,625)	(1,207)%	$(261,219)	(681)%

Sales. Net sales for the six months ended June 30, 2018, were $19,931, while net sales for the six months ended June 30, 2017, were $38,344, an overall decrease of $18,413 or 48%. The 48% decrease in total revenue was primarily due to the decrease in sales of PHEs for the six months ended June 30, 2018 compared with the 2017 period.

Cost of Sales. Cost of sales (“COS”) was $15,049 for the six months ended June 30, 2018, compared to $28,886 in the comparable period of 2017, a decrease of $13,837 or 48%. The decrease in our COS is attributable to decreased net sales for Sandeke. The COS as a percentage of sales was 76% for the six months ended June 30, 2018 compared with 75% for 2017.

We performed an inventory impairment assessment as of June 30, 2018 and December 31, 2017, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment allowance of $7.41 million and $7.44 million as of June 30, 2018 and December 31, 2017, respectively.

Gross Profit. Gross profit was $4,882 for the six months ended June 30, 2018, compared to gross profit of $9,458 in the comparable period of 2017. Gross profit margin was 24% and 25% for the six months ended June 30, 2018 and 2017, respectively.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses and provision for bad debts totaled $147,276 for the six months ended June 30, 2018, compared to $47,233 selling, general and administrative expenses in the comparable period of 2017, an increase of $100,043 or 212%. The increase in operating expenses is mainly attributable to increased general and administrative of $155,631 for the six months ended June 30, 2018, compared to $(6,711) general and administrative expense in the comparable period of 2017, Which was partly offset by the reversal for bad debts of $59,878 in the six months ended June 30, 2018, Operating expenses as a percentage of sales were 739% in the six months ended June 30, 2018, compared to 123% in the comparable period of 2017, the increased operating expenses as percentage of sales resulted from increased general and administrative expense.

Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due.

Non-Operating Income (Expenses), net. Our net non-operating expensed for the six months ended June 30, 2018 was $0.18 million compared to net non-operating expensed of $0.17 million for the comparable period of 2017, an increase of expenses of $13,383 or 8%. The increase in non-operating expenses is mainly attributable to decreased other income of $2,094 for the six months ended June 30, 2018 compared to $32,866 for the six months ended June 30, 2017, which was partly offset by decreased interest expense of $186,894 for the six months ended June 30, 2018, compare to interest expense of $198,323 for 2017.

Income (Loss) from Discontinued Operations. We had income from discontinued operation of $107,301 from SmartHeat Pump in the six months ended June 30, 2018, compared to loss from discontinued operation of $69,352 for the six months ended June 30, 2017.

Net Loss. Our net loss to SmartHeat Inc. for the six months ended June 30, 2018 was $240,625 compared to net loss of $261,219 for the comparable period of 2017, a decrease of $20,594 or 8%.

Three months ended June 30, 2018 Compared to three months ended June 30, 2017

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2018		2017
	$	% of Sales	$	% of Sales
Sales	$18,924		$32,715
Cost of sales	14,193	75%	24,538	75%
Gross profit	4,731	25%	8,177	25%
Operating expenses	60,002	317%	45,991	141%
Loss from operations	(55,271)	(292)%	(37,814)	(116)%
Non-operating income (expenses), net	(47,338)	(250)%	(70,216)	(215)%
Income tax expense	-	-%	201	0.61%
Loss from continuing operations	(102,609)	(542)%	(108,231)	(331)%
Loss from operations of discontinued entities, net of tax	(15,061)	(80)%	(8,557)	(26)%
Loss including noncontrolling interest	(117,670)	(622)%	(116,788)	(357)%
Less: loss attributable to noncontrolling interest from continuing operations	(3,052)	(16)%	(2,357)	(7)%
Less: loss attributable to noncontrolling interest from discontinued operations, net of tax	(180)	(1)%	(102)	(0.3)%
Net Loss to SmartHeat Inc.	$(114,438)	(605)%	$(114,329)	(349)%

Sales. Net sales for the three months ended June 30, 2018, were $18,924, while net sales for the three months ended June 30, 2017, were $32,715, an overall decrease of $13,791 or 42%. The 42% decrease in total revenue was due primarily to the decrease in sales of PHEs for the three months ended June 30, 2018 compared to the 2017 period.

Cost of Sales. Cost of sales (“COS”) was $14,193 for the three months ended June 30, 2018, compared to $24,538 in the comparable period of 2017, a decrease of $10,345 or 42%. The decrease in our COS is attributable to decreased net sales for Sandeke. The COS as a percentage of sales was 75% for the three months ended June 30, 2018 compared with 75% for 2017.

Gross Profit. Gross profit was $4,731 for the three months ended June 30, 2018, compared to gross profit of $8,177 in the comparable period of 2017. Gross profit margin was 25% for the three months ended June 30, 2018 and 2017.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses and provision for bad debts totaled $60,002 for the three months ended June 30, 2018, compared to $45,991 selling, general and administrative expenses in the comparable period of 2017, an increase of $14,011 or 30%. The increase in operating expenses is mainly attributable to increased general and administrative expense of 36,971 in the three months ended June 30, 2018, compared to $21,529 general and administrative expense in the comparable period of 2017. Operating expenses as a percentage of sales were 317% in the three months ended June 30, 2018, compared to 141% in the comparable period of 2018, the increased operating expenses as percentage of sales resulted from increased bad expense.

Non-Operating Income (Expenses), net. Our net non-operating expenses for the three months ended June 30, 2018 was $47,338 compared to net non-operating expensed of $70,216 for the comparable period of 2017, a decrease of $22,878 or 33%. The decrease in non-operating expenses is mainly attributable to decreased interest expense by $52,550, which was partly offset by decreased other income by $32,866 for the three months ended June 30, 2018 compared to 2017 period.

Loss from Discontinued Operations. We had loss from discontinued operation of $15,061 from SmartHeat Pump in the three months ended June 30, 2018, compared to loss from discontinued operation of $8,557 for the three months ended June 30, 2017.

Net Loss. Our net loss to SmartHeat Inc. for the three months ended June 30, 2018 was $114,438 compared to net loss of $114,329 for the comparable period of 2017, an increase of $109 or 0.1%. Net loss as a percentage of sales was 605% in the three months ended June 30, 2018, and net loss as a percentage of sales was 349% in the comparable period of 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and equivalents of $0.23 million. Working capital deficit was $9.74 million at June 30, 2018. The ratio of current assets to current liabilities was 0.07:1 at June 30, 2018.

The Company had outstanding balance under a revolving line of credit as of June 30, 2018 of $2.88 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2018 and 2017:

	2018	2017
Cash provided by (used in):
Operating activities	$(154,272)	$170,292
Investing activities	$9,418	$-
Financing activities	$-	$-

Net cash flow used in operating activities was $154,272 in the six months ended June 30, 2018, compared to net cash flow provided by operating activities of $170,292 in the comparable period of 2017. The increase in net cash outflow in operating activities was due mainly to increased cash outflow of accrued liability and other by $379,034, decreased cash inflow of advances from customers by $153,631, and increased cash outflow of inventories by $100,176, which was partly offset by decreased net loss of $219,233, compared with $277,428 in the same period of 2017, and increased cash inflow from accounts payable by $213,574.

Net cash flow provided by investing activities was $9,418 and $0 for the six months ended June 30, 2018 and 2017, respectively, which was from the collection of notes receivable.

Net cash provided by financing activities was $0 for the six months ended June 30, 2018 and 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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