Form 10-Q
period 2018-09-30
SMARTHEAT INC.
filed 2019-01-28
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 East Ren-Min Road Da-Chai Dan Town Xai Xi County, Qing Hai Province	8100000
(Address of principal executive offices)	(Zip Code)

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

YES  ☐     NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2018 there were 8,683,399 shares of common stock outstanding.

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

Part I – Financial Information

Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$152,851	$374,827
Notes receivable	-	9,182
Accounts receivable, net	68,175	20,440
Other receivables (net), prepayments and deposits	20,876	96,321
Inventories, net	289,238	301,187
Advances to suppliers, net	46,784	30,920
Taxes receivable	2,025	30,553

Total current assets	579,949	863,430

NONCURRENT ASSETS
Property and equipment, net	12,227	15,639

Total noncurrent assets	12,227	15,639

TOTAL ASSETS	$592,176	$879,069

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$894,608	$705,302
Advances from customers	1,190,323	1,253,171
Taxes payable	24,566	8,645
Accrued liabilities and other payables	7,841,907	8,477,739

Total current liabilities	9,951,404	10,444,857

CREDIT LINE PAYABLE	2,875,335	2,875,335

TOTAL LIABILITIES	12,826,739	13,320,192

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 75,000,000 shares authorized, 8,683,399 shares issued and outstanding	8,683	8,683
Paid-in capital	86,004,457	86,004,457
Statutory reserve	780,682	780,682
Accumulated other comprehensive income	15,291,270	15,017,636
Accumulated deficit	(119,750,084)	(119,678,979)
Dividend	(275,000)	(200,000)

Total Company stockholders' deficit	(17,939,992)	(18,067,521)

NONCONTROLLING INTEREST	5,705,429	5,626,398

TOTAL DEFICIT	(12,234,563)	(12,441,123)

TOTAL LIABILITIES AND DEFICIT	$592,176	$879,069

SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the nine months ended September 30,		For the three months ended September 30,
	2018	2017	2018		2017

Net sales	$19,931	$672,536	$-		$634,192
Cost of sales	15,049	316,796	-		302,698

Gross profit	4,882	355,740	-	#	331,494

Operating expenses
Selling	63,439	92,614	11,916		38,670
General and administrative	199,222	515,948	43,591		413,470
Provision (reversal) for bad debts	(58,515)	1,188,667	1,363		1,283,068

Total operating expenses	204,146	1,797,229	56,870		1,735,208

Loss from operations	(199,264)	(1,441,489)	(56,870)		(1,403,714)

Non-operating income (expenses)
Interest income	1,000	2,732	295		1,111
Interest expense	(186,894)	(301,219)	-		(102,896)
Financial expense	(182)	(10,771)	(137)		(3,850)
Other income, net	2,094	33,210	-		344

Total non-operating income (expenses), net	(183,982)	(276,048)	158	#	(105,291)

Loss before income tax benefit	(383,246)	(1,717,537)	(56,712)	#	(1,509,005)

Income tax benefit	-	(646)	-		(190)

Loss from continuing operations	(383,246)	(1,716,891)	(56,712)		(1,508,815)

Income (loss) from operations of discontinued entities, net of tax	392,929	(60,931)	285,628		8,421

Income (loss) including noncontrolling interest	9,683	(1,777,822)	228,916		(1,500,394)

Less: gain (loss) attributable to noncontrolling interest from continuing operations	76,072	(14,224)	55,968		1,153

Less: gain (loss) attributable to noncontrolling interest from discontinued operations, net of tax	4,715	(731)	3,427		101

Net income (loss) to SmartHeat Inc.	(71,104)	(1,762,867)	169,521		(1,501,648)

Other comprehensive item
Foreign currency translation gain (loss) attributable to discontinued operations	$168,334	$(193,830)	$125,427		$(90,754)
Foreign currency translation gain (loss) attributable to SmartHeat Inc.	$105,300	$1,546,540	$45,469		$(144,705)
Foreign currency translation gain (loss) attributable to noncontrolling interest	$(1,756)	$4,855	$(4,478)		$2,280

Comprehensive gain (loss) attributable to SmartHeat Inc.	$202,530	$(410,157)	$340,417	#	$(1,737,107)

Comprehensive gain (loss) attributable to noncontrolling interest	$79,031	$(10,100)	$54,917	#	$3,534

Basic and diluted weighted average shares outstanding	8,683,399	8,444,571	8,683,399		8,683,399

Basic and diluted loss per share from continuing operations	$(0.05)	$(0.20)	$(0.01)		$(0.17)

Basic and diluted income (loss) per share from discontinued operations	$0.04	$(0.01)	$0.03		$0.00

Basic and diluted net loss per share	$(0.01)	$(0.21)	$0.02		$(0.17)

SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED JUNE 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) including noncontrolling interest	$9,683	$(1,777,822)
Adjustments to reconcile income (loss) including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	2,773	15,026
(Reversal) provision for bad debts	(192,484)	1,188,667
Provision (reversal) for inventory impairment	63,275	(189,670)
Provision for long term investment impairment	-	367,529
(Increase) decrease in assets and liabilities:
Accounts receivable	157,201	(248,492)
Retentions receivable	32,866	20,542
Advances to suppliers	(18,375)	-
Other receivables, prepayments and deposits	5,066	24,837
Inventories	(66,605)	43,497
Taxes receivable	-	5,450
Accounts payable	237,070	358,332
Advances from customers	-	28,742
Taxes payable	45,013	(4,603)
Accrued liabilities and other payables	(499,077)	202,159

Net cash provided by (used in) operating activities	(223,594)	34,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable collected	9,204	-

Net cash provided by investing activities	9,204	-

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(7,586)	48,263

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(221,976)	82,457

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	374,827	1,046,884

CASH AND EQUIVALENTS, END OF PERIOD	$152,851	$1,129,341

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

SMARTHEAT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017

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

The interim consolidated financial information as of September 30, 2018 and for the nine and three-month periods ended September 30, 2018 and 2017 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP have not been included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC on November 30, 2018.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2018 and December 31, 2017, its consolidated results of operations for the nine and three months ended September 30, 2018 and 2017, and statement of cash flows for the nine months ended September 30, 2018 and 2017, as applicable, have been made.

Principles of Consolidation

For the nine and three months ended September 30, 2018 and 2017, the accompanying CFS include the accounts of SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

Going Concern

The Company has incurred significant recurring losses from operations in the past several years, including a net loss from continuing operations of $383,246 for the nine months ended September 30, 2018; and an accumulated deficit of $119,750,084 as of September 30, 2018. These conditions raise a substantial doubt about the Company's ability to continue as a going concern.

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

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of September 30, 2018 and December 31, 2017, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Total
September 30, 2018	-	$152,851	$152,851
December 31, 2017	-	$374,827	$374,827

Accounts and Retentions Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1.59 million and $1.88 million at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018 and December 31, 2017, the Company had retentions receivable from customers for product quality assurance of $0.14 million and $0.18 million, respectively. The retention rate varies from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date of the products and the number of heating seasons that the warranty period covers. The Company had allowances of $0.14 million and $0.18 million at September 30, 2018 and December 31, 2017, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material and equipment for production. The advances are interest-free and unsecured. As of September 30, 2018 and December 31, 2017, the Company had allowances for advances to suppliers of $2.16 million and $2.27 million, respectively.

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

As part of inventory impairment analysis, the Company performs an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. The Company collects information about delayed and canceled contracts and meets with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that the Company does not expect to be reinstated and contracts for which the Company has been unable to find substitute customers become impaired. Following the completion of the impairment analysis, the Company had inventory impairment allowance of $6.13 million and $7.44 million as of September 30, 2018 and December 31, 2017, respectively. The Company recorded inventory impairment provision of $0.06 million and reversal of inventory impairment provision of $0.19 million for the nine months ended September 30, 2018 and 2017, respectively, which was included in the cost of sales.  The Company recorded inventory impairment provision of $0 and reversal of inventory impairment provision of $0.17 million for the three months ended September 30, 2018 and 2017, respectively, which was included in the cost of sales.

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

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the nine and three months ended September 30, 2018 and 2017 were $0.

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

Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified as selling, general and administrative expense in the statements of operation. At September 30, 2018 and December 31, 2017, the Company had not taken any significant uncertain tax position on its tax returns for 2017 or prior years, or in computing its tax provision for 2018.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the nine and three months ended September 30, 2018 and 2017, the company only sold PHEs.

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

Sales returns and allowances were $0 for the nine and three months ended September 30, 2018 and 2017. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

RMB to USD exchange rates in effect as of September 30, 2018 and December 31, 2017, and the average exchange rates for the nine months ended September 30, 2018 and 2017 are as following. The exchange rates used in translation from RMB to USD were published by State Administration of Foreign Exchange (“SAFE”) of the PRC.

	Average Exchange Rate For the Nine Months Ended		Balance Sheet Date Exchange Rate
	09/30/18	09/30/17	09/30/18	12/31/17
RMB - USD	6.5196	6.7983	6.8792	6.5342

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company had one operating segment for the nine and three months ended September 30, 2018 and 2017, which is PHE.

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

3. INVENTORIES, NET

Inventories at September 30, 2018 and December 31, 2017, respectively, were as follows:

	2018	2017
Raw materials	$5,459,899	$6,123,065
Work in process	-	506,067
Finished goods	963,074	1,114,572
Total	6,422,973	7,743,704
Less: inventory allowance	(6,133,735)	(7,442,517)
Inventories, net	$289,238	$301,187

As of September 30, 2018 and December 31, 2017, SmartHeat Pump’s inventory was fully reserved as a result of its being a discontinued operation.

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received commercial notes (bank acceptances) from them in lieu of payments. The Company discounted the commercial notes with the banks or endorsed the commercial notes to vendors for payment of their own obligations or to get cash from third parties. Most of the commercial notes have a maturity of less than nine months. As of September 30, 2018 and December 31, 2017, the Company had notes receivable of $0 and $9,182, respectively, and was contingently liable for the notes endorsed to vendors of $0.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at September 30, 2018 and December 31, 2017, respectively:

	2018	2017
Advances to unrelated third-party companies	$3,321,540	$3,496,914
Prepayment for freight, related insurance, advertisement and consulting expenses	4,361	4,591
Advances to employees	326,306	333,453
Other	511,310	553,442
Total	4,163,517	4,388,400
Less: bad debt allowance	(4,142,641)	(4,292,079)
Other receivables (net), prepayments and deposits	$20,876	$96,321

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

As of September 30, 2018 and December 31, 2017, as a result of SmartHeat Pump being a discontinued operation, other receivables of SmartHeat Pump including advance to employees was fully reserved as bad debt allowance.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2018 and December 31, 2017, respectively:

	2018	2017
Production equipment	$880,034	$923,756
Office equipment	187,584	175,338
Vehicles	172,021	196,599
Total	1,239,639	1,295,693
Less: impairment of fixed assets	(188,971)	(198,949)
Less: accumulated depreciation	(1,038,441)	(1,081,105)
Property and equipment, net	$12,227	$15,639

Depreciation for the nine months ended September 30, 2018 and 2017 was $2,773 and $4,455, respectively. Depreciation for the three months ended September 30, 2018 and 2017 was $881 and $924, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted mainly of trademarks, computer software and know-how technology. Intangible assets consisted of the following at September 30, 2018 and December 31, 2017, respectively:

	Estimated Useful Life (In years)	2018	2017
Know-how technology	5–10	$542,699	$571,353
Software	5	135,591	142,750
Trademarks	7	264,598	278,569
Total		942,888	992,672
Less: impairment of intangible assets		(302,253)	(318,212)
Less: accumulated amortization		(640,635)	(674,460)
Intangible assets, net		$-	$-

Amortization of intangible assets for the nine and three months ended September 30, 2018 and 2017 was $0.

8. TAXES RECEIVABLE

Taxes receivable consisted of the following at September 30, 2018 and December 31, 2017, respectively:

	2018	2017
Value-added	$2,025	$30,553

9. TAXES PAYABLE

Taxes payable consisted of the following at September 30, 2018 and December 31, 2017, respectively:

	2018	2017
Income	$8,370	$8,085
Other	16,196	560
Taxes payable	$24,566	$8,645

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2018 and December 31,2017, respectively:

	2018	2017
Advances from third parties	$3,317,929	$3,383,152
Other	1,933,061	1,924,249
Accrued expenses	2,590,917	3,170,338
Total accrued liabilities and other payables	$7,841,907	$8,477,739

Advances from third parties were short term, non-interest-bearing and due on demand.

At September 30, 2018, other mainly was payables for the Company’s interest payable $1,658,061 to Northtech and dividend payable of $275,000 to Northtech. At December 31, 2017, other mainly was payables for the Company’s interest payable of $1,471,166 to Northtech and dividend payable of $200,000 to Northtech.

As of September 30, 2018, accrued expenses mainly consisted of accrued property and land rental fee of $2.38 million and accrued payroll of $0.21 million. As of December 31, 2017, accrued expenses mainly consisted of accrued property and land rental fee of $2.82 million and accrued payroll of $0.35 million.

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

As of September 30, 2018, Northtech owns 43.5% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis, as described above.

As of September 30, 2018 and December 31, 2017, the Company had credit line payable to Northtech of $2,875,335.

On June 14, 2018, SmartHeat entered into the Sixth Amendment to the Credit and Security Agreement dated July 27, 2012, as amended, between the Company and Northtech, as described below:

In October of 2017, The Company entered into negotiations with Northtech to restructure the terms of the Credit Agreement. On October 31, 2017 the Credit Line was not extended, and the parties continued negotiations.  The parties agreed that Northtech will convert all outstanding interest and principal due under the Credit Agreement into the Company's common stock at a $.065 per share, which was a premium of $.0649 to the thirty-day average closing price of the Company's common stock of $.0001 per share.  In addition, the parties agreed to reduce the maximum credit line under the Credit Agreement to $1,000,000 and extended the maturity date to December 31, 2018. Further conversion of any outstanding principal and interest under the Credit Agreement will be based on conversion price subject to a minimum of $.065 per share and a maximum of $.50 per share.

As a result of the entering into the Sixth Amendment, the Company will issue to Northtech 71,283,000 restricted shares of its common stock (subject to a maximum limit of 75,000,000 currently authorized for issuance). Upon the issuance of the common stock to Northtech, the interest and principal due to Northtech will be reduced to zero, subject to additional disbursements thereunder.

As of this report date, Northtech has not yet converted the outstanding interest and principal due from the credit line payable.

12. DEFERRED TAX ASSET

As of September 30, 2018 and December 31, 2017, deferred tax asset (liability) consisted of the following:

	2018	2017
Deferred tax asset - current (bad debt allowance for accounts receivable)	$607,453	$679,492
Deferred tax asset - current (bad debt allowance for retention receivable)	38,177	43,915
Deferred tax asset - current (inventory impairment provision)	1,533,434	1,860,629
Deferred tax asset – current (bad debt allowance for other receivables)	508,800	535,513
Deferred tax asset – current (allowance for advance to supplier)	539,935	568,443
Deferred tax asset – noncurrent (NOL of US parent company)	2,207,919	3,511,894
Deferred tax asset – noncurrent (NOL of PRC subsidiaries)	5,479,783	5,035,830
Less: valuation allowance	(10,915,501)	(12,235,716)
Deferred tax assets, net	$-	$-

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

SmartHeat, the parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. SmartHeat has NOL carry forwards for income taxes of approximately $10.51 million at September 30, 2018. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Pump, SmartHeat Trading and Heat Exchange are subject to the regular 25% PRC income tax rate.

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the nine months ended September 30, 2018 and 2017:

	2018	2017
US statutory benefit rates	(21.0)%	(34.0)%
Tax rate difference	4.7%	7.4%
Other-utilization of NOL	6.0%	-
Valuation allowance	10.3%	26.6%
Tax expense (benefit) per financial statements	0.0%	(0.0)%

The following table reconciles the US statutory rates to the Company’s effective tax (benefit) rate for the three months ended September 30, 2018 and 2017:

	2018	2017
US statutory benefit rates	(21.0)%	(34.0)%
Tax rate difference	9.0%	8.4%
Other-utilization of NOL	40.3%	-
Valuation allowance	(28.3)%	25.6%
Tax expense (benefit) per financial statements	0.0%	0.0%

The income tax benefit for the nine months ended September 30, 2018 and 2017, consisted of the following:

	2018	2017
Income tax benefit – current	$-	$(646)
Income tax benefit – deferred	-	-
Total income tax benefit, net	$-	$(646)

The income tax benefit for the three months ended September 30, 2018 and 2017, consisted of the following:

	2018	2017
Income tax benefit – current	$-	$(190)
Income tax benefit – deferred	-	-
Total income tax benefit, net	$-	$(190)

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

15. COMMITMENTS

Lease Agreements

The Company leased offices for its sales representatives in several different cities under various one-year, non-cancellable and renewable operating lease agreements. Rental expense for the nine months ended September 30, 2018 and 2017 was $47,974 and $70,525, respectively. Rental expense for the three months ended September 30, 2018 and 2017 was $15,246 and $15,616, respectively.

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

17. SUBSEQUENT EVENTS

Reverse Merger

On December 31, 2018 (the "Closing Date"), the Company entered into a Share Exchange Agreement and Plan of Reorganization with Mid-Heaven Sincerity International Resources Investment Co., Ltd (Mid-Heaven) and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all of the shareholders of Mid-Heaven (the “Mid-Heaven Shareholders”).

Pursuant to the terms of the Agreement, the shareholders of Mid-Heaven will deliver all of the issued and outstanding shares of capital stock of Mid-Heaven to SmartHeat, in exchange for the issuance of an aggregate of 106,001,971 shares of SmartHeat’s Common Stock. Mid-Haven, through two subsidiaries, owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Qing Hai Technology”). The Acquisition was structured as a tax-free reorganization.

As a result of the share exchange agreement, Mid-Heaven’s shareholders will own approximately 56.93% of the combined company.  For accounting purposes, the transaction will be accounted for as a reverse acquisition of the Company by Mid-Heaven.  The following unaudited pro forma consolidated results of operations for the Company and Mid-Heaven for the nine and three months ended September 30, 2018 presents the Company and Mid-Heaven’s operations as if the acquisitions occurred on January 1, 2018 and July 1, 2018, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	For the nine months ended September 30,	For the three months ended September 30,
	2018	2018
	(Unaudited)	(Unaudited)

Net sales	$3,302,960	$1,112,447

Net income	$99,944	$435,138

Basic and diluted weighted average shares outstanding	185,968,370	185,968,370

Basic and diluted net earnings per share	$0.00	$0.00

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

As a result of the Stock Sale, our business changed significantly as the significant operations of our Plate Heat Exchangers operating segment were sold.  We currently operate the Heat Pump (“HP”) operating segment which has limited continuing operations in its operating subsidiaries and its business primarily consists of winding down existing businesses, selling inventory, collecting receivables and making arrangements for final payments to our former employees. As a result of the decision to seek bankruptcy protection for SmartHeat Pump, as discussed in more depth below, we are examining strategic alternatives for our business, which includes seeking another operating company to merge its operations with us.

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

On June 14, 2018, SmartHeat entered into the Sixth Amendment (the “Amendment”) to the Credit and Security Agreement dated July 27, 2012, as amended (the “Credit Agreement”), between the Company and Northtech. In October of 2017, The Company entered into negotiations with Northtech to restructure the terms of the Credit Agreement. On October 31, 2017 the Credit Line was not extended, and the parties continued negotiations.  The parties have agreed that Northtech will convert all outstanding interest and principal due under the Credit Agreement into the Company's common stock at $.065 per share, which was a premium of $.0649 to the thirty-day average closing price of the Company's common stock of $.0001 per share.  In addition, the parties agreed to reduce the maximum credit line under the Credit Agreement to $1,000,000 and extended the maturity date to December 31, 2018. Further conversion of any outstanding principal and interest under the Credit Agreement will be based on conversion price subject to a minimum of $.065 per share and a maximum of $.50 per share. As a result of the entering into the Amendment, the Company will issue to Northtech 71,283,000 restricted shares of its common stock which will result in Northtech and Mr. Jimin Zhang, sole stockholder and director of Northtech, holding approximately 95% of all of the issued and outstanding common stock of the Company after giving effect to the transaction. Upon the issuance of the common stock to Northtech, the interest and principal due to Northtech will be reduced to zero, subject to additional disbursements thereunder.

As of September 30, 2018 and December 31, 2017, the outstanding credit line payable to Northtech was $2,875,335.  As of September 30, 2018, Northtech owns 46.06% of the Company as a result of shares received from the Company for loan repayment and extension fee.  In addition, Northtech became the 20% noncontrolling interest of Heat HP as a result of $1,000,000 loan repayment by issuing Series A Preferred Stock of Heat HP which can be convertible into 20% of the issued and outstanding Common Stock of Heat HP on fully diluted basis.

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

Principles of Consolidation

For the nine and three months ended September 30, 2018, the accompanying CFS include SmartHeat’s US parent, its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange, which are collectively referred to as the “Company.”

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Accounts receivable are net of unearned interest. Unearned interest represents imputed interest on accounts receivable with due dates over one year from the invoice date discounted at our borrowing rate for the year. Based on historical collection activity, we had bad debt allowances for accounts receivable of $1.59 million and $1.88 million at September 30, 2018 and December 31, 2017, respectively.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the nine and three months ended September 30, 2018 and 2017, the Company only sold PHEs.

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

Sales returns and allowances were $0 for the nine and three months ended September 30, 2018 and 2017. The Company does not provide a right of return, price protection or any other concessions to its customers.

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

SEC Disclosure Update and Simplification

In August 2018, the SEC issued Securities Act Release No. 33-10532 that amends certain disclosure requirements, including extending to interim periods the annual requirement to disclose changes in stockholders’ equity. Under the new requirements, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule was effective in November 2018. The Company will adopted the final rule and will include a reconciliation of the changes in stockholders' equity in its Form 10-Q for the quarter that is after the year ending December 31, 2018.

Results of Operations

Nine months ended September 30, 2018 Compared to nine months ended September 30, 2017

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2018		2017
	$	% of Sales	$	% of Sales
Sales	$19,931		$672,536
Cost of sales	15,049	76%	316,796	47%
Gross profit	4,882	24%	355,740	53%
Operating expenses	204,146	1,024%	1,797,229	267%
Loss from operations	(199,264)	(1,000)%	(1,441,489)	(214)%
Non-operating expenses, net	(183,982)	(923)%	(276,048)	(41)%
Income tax benefit	-	-%	(646)	(0.1)%
Loss from continuing operations	(383,246)	(1,923)%	(1,716,891)	(255)%
Income (loss) from operations of discontinued entities, net of tax	392,929	1,971%	(60,931)	(9)%
Income (loss) including noncontrolling interest	9,683	48%	(1,777,822)	(264)%
Less: gain (loss) attributable to noncontrolling interest from continuing operations	76,072	382%	(14,224)	(2)%
Less: gain (loss) attributable to noncontrolling interest from discontinued operations, net of tax	4,715	24%	(731)	(0.1)%
Net Loss to SmartHeat Inc.	$(71,104)	(357)%	$(1,762,867)	(262)%

Sales. Net sales for the nine months ended September 30, 2018, were $19,931, while net sales for the nine months ended September 30, 2017, were $672,536, an overall decrease of $652,605 or 97%. The 97% decrease in total revenue was primarily due to the decrease in sales of PHEs for the nine months ended September 30, 2018 compared with the 2017 period.

Cost of Sales. Cost of sales (“COS”) was $15,049 for the nine months ended September 30, 2018, compared to $316,796 in the comparable period of 2017, a decrease of $301,747 or 95%. The decrease in our COS is attributable to decreased net sales for Sandeke. The COS as a percentage of sales was 76% for the nine months ended September 30, 2018 compared with 47% for 2017.

We performed an inventory impairment assessment as of September 30, 2018 and December 31, 2017, for the write-down of raw materials and finished goods in inventory. We stock inventory, consisting of raw materials and finished goods, according to projected sales and customer orders, with steel plates and components for our products generally ordered two to three months in advance of anticipated production needs. As part of our impairment analysis, we performed an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next few months through new customer orders or substitute orders, no impairment is recorded. We collected information about delayed and canceled contracts and met with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that we do not expect to be reinstated and contracts for which we have been unable to find substitute customers become impaired. We performed an evaluation of these finished goods stored over one year and recorded an impairment accordingly. We also analyzed whether to take a reserve for conversion costs of finished goods in inventory for resale to substitute customers. Following the completion of our impairment analysis, we had inventory impairment allowance of $6.13 million and $7.44 million as of September 30, 2018 and December 31, 2017, respectively.

Gross Profit. Gross profit was $4,882 for the nine months ended September 30, 2018, compared to gross profit of $355,740 in the comparable period of 2017. Gross profit margin was 24% and 53% for the nine months ended September 30, 2018 and 2017, respectively.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses and provision for bad debts totaled $204,146 for the nine months ended September 30, 2018, compared to $1,797,229 selling, general and administrative expenses in the comparable period of 2017, a decrease of $1,593,083 or 89%. The decrease in operating expenses is mainly attributable to decreased general and administrative expenses of $199,222 for the nine months ended September 30, 2018, compared to $515,948 general and administrative expenses in the comparable period of 2017, and increased the reversal for bad debts of $58,155 in the nine months ended September 30, 2018,compared to provision for bad debts of 1,188,667 for the nine months ended September 30, 2017. Operating expenses as a percentage of sales were 1,024% in the nine months ended September 30, 2018, compared to 267% in the comparable period of 2017, the increased operating expenses as percentage of sales resulted from decreased net sales of Sandeke.

Generally, we reserve for 50% of accounts receivable with aging over 180 days and 100% of accounts receivable with aging over 360 days as bad debt allowance. We do not expect a significant risk with respect to the overdue accounts receivable for which we took the bad debt allowance and continue to work to collect all amounts due.

Non-Operating Expenses, net. Our net non-operating expensed for the nine months ended September 30, 2018 was $0.18 million compared to net non-operating expensed of $0.28 million for the comparable period of 2017, an decrease of expenses of $92,006 or 33%. The decrease in non-operating expenses is mainly attributable to decreased interest expense of $186,894 for the nine months ended September 30, 2018, compare to interest expense of $301,219 for the 2017 period.

Income (Loss) from Discontinued Operations. We had income from discontinued operation of $392,929 from SmartHeat Pump in the nine months ended September 30, 2018, compared to loss from discontinued operation of $60,931 for the nine months ended September 30, 2017.

Net Loss. Our net loss to SmartHeat Inc. for the nine months ended September 30, 2018 was $71,104 compared to net loss of $1,762,867 for the comparable period of 2017, a decrease of $1,691,763 or 96%. The decreased net loss is mainly due to the decrease bad expense.

Three months ended September 30, 2018 Compared to three months ended September 30, 2017

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2018		2017
	$	% of Sales	$	% of Sales
Sales	$-		$634,192
Cost of sales	-	-%	302,698	48%
Gross profit	-	-%	331,494	52%
Operating expenses	56,870	-%	1,735,208	274%
Loss from operations	(56,870)	-%	(1,403,714)	(221)%
Non-operating income (expenses), net	158	-%	(105,291)	(17)%
Income tax benefit	-	-%	(190)	0.03%
Loss from continuing operations	(56,712)	-%	(1,508,815)	(238)%
Income (loss) from operations of discontinued entities, net of tax	285,628	-%	8,421	1%
Income (loss) including noncontrolling interest	228,916)	-%	(1,500,394)	(237)%
Less: income (loss ) attributable to noncontrolling interest from continuing operations	55,968	-%	1,153	0.2%
Less: income (loss) attributable to noncontrolling interest from discontinued operations, net of tax	3,427	-%	101	0.02%
Net Income (loss) to SmartHeat Inc.	169,521	-%	$(1,501,648)	(237)%

Sales. Net sales for the three months ended September 30, 2018, were $0, while net sales for the three months ended September 30, 2017, were $634,192, an overall decrease of $634,192 or 100%. The 100% decrease in total revenue was due primarily to the decrease in sales of PHEs for the three months ended September 30, 2018 compared to the 2017 period.

Cost of Sales. Cost of sales (“COS”) was $0 for the three months ended September 30, 2018, compared to $302,698 in the comparable period of 2017, a decrease of $302,698 or 100%. The decrease in our COS is attributable to decreased net sales for Sandeke. The COS as a percentage of sales was 48% for the three months ended September 30, 2017.

Gross Profit. Gross profit was $0 for the three months ended September 30, 2018, compared to gross profit of $331,494 in the comparable period of 2017. Gross Profit margin was 52% for the three months ended September 30, 2017.

Operating Expenses. Operating expenses consisting of selling, general and administrative expenses and provision for bad debts totaled $56,870 for the three months ended September 30, 2018, compared to $1,735,208 comparable period of 2017, an decrease of $1,678,338 or 97%. The decrease in operating expenses is mainly attributable to decreased provision for bad debts of $1,363 for the three months ended September 30, 2018, compared with provision for bad debts of $1,283,068 in the comparable period of 2017, and decreased general and administrative expenses of $43,519 in the three months ended September 30, 2018, compared to $413,470 general and administrative expenses in the comparable period of 2017.

Non-Operating Income (Expenses), net. Our net non-operating income for the three months ended September 30, 2018 was $158 compared to net non-operating expense of $105,291 for the comparable period of 2017, a decrease of $105,449 or 100%. The decrease in non-operating expense is mainly attributable to decreased interest expense by $102,896 and decreased financial expense by $3,713 for the three months ended September 30, 2018 compared to the comparable period of 2017.

Income (Loss) from Discontinued Operations. We had income from discontinued operation of $285,628 from SmartHeat Pump in the three months ended September 30, 2018, compared to income from discontinued operation of $8,421 for the three months ended September 30, 2017.

Net income( Loss). Our net income to SmartHeat Inc. for the three months ended September 30, 2018 was $169,521 compared to net loss of $1,501,648 for the comparable period of 2017, a decrease in net loss of $1,671,169 or 111%. The decrease of net loss is mainly due to the decreased bad debt expense.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and equivalents of $0.15 million. Working capital deficit was $9.37 million at September 30, 2018. The ratio of current assets to current liabilities was 0.06:1 at September 30, 2018.

The Company had outstanding balance under a revolving line of credit as of September 30, 2018 of $2.88 million.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2018 and 2017:

	2018	2017
Cash provided by (used in):
Operating activities	$(223,594)	$34,194
Investing activities	$9,204	$-
Financing activities	$-	$-

Net cash flow used in operating activities was $223,594 in the nine months ended September 30, 2018, compared to net cash flow provided by operating activities of $34,194 in the comparable period of 2017. The increase in net cash outflow in operating activities was due mainly to increased cash outflow of accrued liabilities and other payables by $701,236, which was partly offset by increased cash inflow from accounts receivable by $405,693.

Net cash flow provided by investing activities was $9,204 and $0 for the nine months ended September 30, 2018 and 2017, respectively, which was from the collection of notes receivable.

Net cash provided by financing activities was $0 for the nine months ended September 30, 2018 and 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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