Form 10-K/A
period 2017-12-31
SMARTHEAT INC.
filed 2019-07-12
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

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

60 East Ren-Min Road
Dachaidan

(Da Qaidam Administrative Committee)
XaiXi, Qinghai Province 817000

(Address of principal executive offices)

Registrant’s telephone number, including area code:

+86 (097) 782-8122

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	HEAT	Grey

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

Smartheat Inc. (the “Company,” “we,” “us,” and “our”) is filing this Amendment No. 1 (the “Amendment”) on Form 10-K to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (the “Commission”) on November 30, 2018, (together, “Original Filing”), for the purpose of  filing the “Report of Independent Registered Public Accounting Firm” inadvertently omitted from the Original Filing. In addition, the address and the phone number of the Company on the cover page have been updated to reflect the new location of the headquarters.

No other changes were made to the Original Filing. For ease of reference, the entire Form 10-K, including all other exhibits filed therewith, is included with this Amendment.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Documents filed as part of the report.

Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

Exhibits.

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

†           Filed herewith.

‡           Furnished herewith.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jimin Zhang, and his attorney in-fact for him or her in any and all capacities, to sign any amendments to this  Amendment No. 1 to the Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jimin Zhang	President and Director
Jimin Zhang	(Principal Executive Officer)	July 12, 2019

/s/ Xudong Wang	Acting Chief Accountant
Xudong Wang	(Principal Financial and Accounting Officer)	July 12, 2019

/s/ Mao Zhang	Director	July 12, 2019
Mao Zhang

/s/ Kenneth Scipta	Director	July 12, 2019
Kenneth Scipta

/s/ Xing Hai Li	Director	July 12, 2019
Xing Hai Li

/s/ Liguo Zhang	Director	July 12, 2019
Liguo Zhang

SmartHeat Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SmartHeat Inc

Opinion on the financial statements

We audited the accompanying balance sheets of Smartheat Inc (“the Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring losses from operations and has accumulated deficit as of December 31, 2017. These conditions raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans are also discussed in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2014. The financial statements from 2008 to 2013 were audited by a related firm.

MJF & Associates

Los Angeles, California

November 29, 2018

515 S. Flower Street, Suite 3600, Los Angeles, CA 90071 Telephone: (213) 626-2701 Fax: (866) 510-6726

Los Angeles • San Diego • San Francisco • Dallas • New York

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