Form 10-K
period 2018-12-31
SMARTHEAT INC.
filed 2019-07-12
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

Yes  ☐                      No  ☑

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2018, was $0.0001 per share. Accordingly, effective as of June 30, 2018, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of July 1, 2019 there were 185,986,370 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

NOTE ABOUT FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “SmartHeat,” the “Company,” “we,” “us,” “our” and words of similar import refer to SmartHeat Inc., unless the context requires otherwise.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

● our ability to raise capital to develop our lithium carbonate business;

● successful commercialization of our pilot brine-based boron and lithium extraction process;

● anticipated timing and results of construction and development of additional brine-based extraction plants;

● estimates of the mineral resources and mineral reserves on the properties of our sole supplier of lithium and boron raw materials;

● demand for lithium and anticipated growth in the electric vehicle market;

● estimates of and unpredictable changes to the market prices for lithium and boric acid ;

● ability of our sole supplier to maintain mining, environmental and other permits or approvals;

● the impact of increasing competition in the lithium carbonate and boric acid production businesses;

● compliance with environmental laws and regulations and changes thereto;

● government regulation of mining and extraction operations and treatment under governmental and taxation regimes;

● declines in general economic conditions in the markets where we may compete; and,

● accuracy of current budget and construction estimates.

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

Additional information on the various risks and uncertainties potentially affecting our operating results are discussed in this report and other documents we file with the Securities and Exchange Commission, or the SEC, or upon written request to our corporate secretary at: 60 East Ren-Min Road, Dachaidan, (Da Qaidam Administrative Committee), XaiXi, Qinghai Province, China 817000. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

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

PART I

Item 1. Business

General

We are a boric acid manufacturing company in the PRC. Our strategy is to expand our existing boric acid manufacturing facilities to produce lithium carbonate for the rapidly growing electric vehicle ("EV") battery market in China. We have collaborated with our director, Xing Hai Li, to build a prototype production line that is capable of producing up to 1,000 tons of lithium carbonate and 2,000 tons of boric acid per year which we plan to expand to 30,000 tons of lithium carbonate and 60,000 tons of boric acid per year over the next five years which we expect to be funded by internal growth, debt and equity financing of approximately $180,000,000. According to Fastmarkets, the May 2019 price for battery grade lithium carbonate in China was between 70,000 – 77,000 RMB per ton (approximately $10,000 – $11,000 per ton) and between 4,530 and 4,620 RMB per ton (approximately $650 to $670 per ton). We source our ore and brine exclusively from our affiliated company located in nearby Dachaidan Lake and its surrounding areas.

We currently operate our production facility through our wholly owned subsidiary, Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Qinghai Technology”). Qinghai Technology manufactures and sells boric acid and related compounds for industrial and consumer use. We purchase and process mineral rich ore and brine exclusively from our affiliated mining company Qing Hai Mid-Heaven Boron & Lithium Mining Company, Ltd. (“Qinghai Mining”) and are one of the leading producers of boric acid in China with a production capacity of approximately 15,000 tons per year of boric acid or approximately 62% of the output in the in Qinghai Province and 10.7% of total production in China according to an annual report published by the China Inorganic Salts Industry Association (CISIA). Our boric acid is sold to industries located throughout the PRC. We have a unique “one step production” methodology in China which we believe gives us a significant advantage over our competitors.

Our Strategy

We believe that growth in the Electric Vehicle (“EV”) industry will drive significant growth in the demand for lithium carbonate. Qinghai Technology successfully completed a pilot brine extraction project with a partner where it extracted and produced industrial grade lithium carbonate and boric acid from the mineral rich waters of Dachaidan Lake located approximately 8 kilometers from its manufacturing facility.

Qinghai Technology plans to process the deposits of lithium harvested from brine sourced out of Dachaidan Lake and its surrounding areas. We plan to leverage our position as leading producer of boric acid and boron in the Qinghai-Tibetan Plateau in China, leverage our knowledge of mineral processing in boric acid, boron and related minerals, develop our supply and sales chain for battery grade lithium carbonate and upgrade our facilities and production processes to produce lithium carbonate for batteries used in China’s rapidly growing EV’s. We will need to the funding for the first phase of our development to produce 10,000 tons of lithium carbonate per year will initially require approximately $20,000,000 and an additional $160,000,000 to expand to 30,000 tons of lithium carbonate and 60,000 tons of boric acid per year.

We believe our current production experience, exclusive access to local natural resources, and current financial condition uniquely position us to transition our business into being a unique, profitable, pure-play source of lithium to the China markets.

Our Headquarters in Haxi

(Source: Qinghai Technology)

Our Boron and Lithium Business

Boron

Qinghai Technology has the production capacity of approximately 15,000 tons of boric acid and related chemicals per year by using the traditional extraction processes of crushing ore and processing the resultant dust through its facilities. We believe our facility produced approximately 10.7% of the total national output in the PRC in 2018 according to an annual report produced by the CISA. We plan to replace the crushed ore processing with processing brine sourced from nearby Dachaidan Lake by the middle of 2020 subject to financing. We plan to expand current ore processing production capacity from 15,000 tons annually to 60,000 tons of boric acid annually.

China and the US are the largest consumers of boric acid. The major end users of boric acid are manufacturers of ceramic and tiles and fiberglass which accounts for nearly 50% of the global consumption of boric acid. Pharmaceuticals, agriculture, cosmetics, and wood preservation industries are the other end users of our boric acid. The global boric acid market is anticipated to grow at a CAGR of 5.55% during the period from 2018 to-2022.(Source: Tecnivo “Huge Demand in Boric Acid Compound Market 2019-2025”) There is a limited set of competitors in the boric acid and boron market because supplies are very limited which consist of Borax Morarji, Gujarat Boron Derivatives Private, Mizushima Ferroalloy, Russian Bor, Rio Tinto Group, Searles Valley Minerals and Tomiyama Pure. (Source: Tecnivo “Top 6 Vendors in the Global Boric Acid Market from 2016 to 2020”). We also plan to improve our production process to produce boron for will be hardened steel used in nuclear plants, heavy machinery cars, trucks and aircraft.

Qinghai Technology has historically sold all of the material it has produced, and we believe the trend will continue as it shifts its production away from crushed ore to the brine refinement process. In 2018, Qinghai Technology produced approximately 10,500 tons of boric acid from operations due to a two-month closure due to plant maintenance. It expects to sell all of the boric acid it produces in 2019. In addition, we believe that margins and purity will improve due to the lower cost of production, improved reclamation processes and reduction of hazardous waste material. Qinghai Technology’s boric acid in May of 2019 sold for approximately RMB 4,350 (USD 630) per ton which we expect to increase to approximately RMB 7,000 (USD 1,015) per ton due to improvement in the purity of our product with new production techniques.

Qinghai Technology uses the one-step method to produce boric acid. Boron ore is mixed with sulfuric acid, processed through a mixing process and heated until boric acid powder is produced. Qinghai Technology obtains sulfuric acid in both pure form and recycled sulfuric acid disposed as a hazardous waste product by industrial users.

The current consumption of boric acid in the Chinese market is about 550,000 tons per year with a market value of 1.7 billion yuan, or approximately $247 million with imports consisting of approximately 234,000 tons. (Source: Annual Report by CISIA). We currently distribute or boric acid through the following industrial distribution channels: Dingjia Zhixin (鼎佳智信), Sichuan Dawei (四川达威), Chengdu Fuyang (成都蜀阳), Del Bor Industry (德尔硼业), Jinchang Xi Li (金昌西立) and Xinjiang Huier Agricultural Group (新疆慧尔农业集团) which account for our largest customers.

Qinghai Technology’s Boric Acid Manufacturing Plant – Haxi

(Source: Qinghai Technology)

Lithium

Our Lithium business will be designed to produce lithium carbonate for the EV battery markets in China. We believe that when we establish our brine extraction manufacturing facilities that we will be a competitive source of low-cost producer lithium carbonate producer for use by battery manufactures in China. Most of our local competitors obtain raw materials typically consisting of spodumene (lithium ore) from outside of China in order to produce lithium carbonate. We believe we will be one of the few local China based lithium carbonate producers with a local supply of raw materials making us a pure-play China based lithium carbonate producer for the local EV battery market.

Production of battery grade lithium carbonate is a priority for China’s national industrial policy and is in line with the Qinghai province's economic development policy. Source: Qing Hai Province government’s guide document (2018 No 41)“The guideline for improvement of Lithium Industry in Qing Hai Province” issued by Qing Hai Province Government Office) It plays an important role and practical significance for promoting the development of the local economy and the extension of the industrial chain. We believe our lithium carbonate project will receive favorable tax incentives and be able to operate at high margins. We have inexpensive sources of electricity, coal, natural gas resources and labor resources to produce our products. Brine processing technology is also more environmentally friendly and reliable than processing ore obtained from traditional strip-mining methods which reduces our expenses for reclamation.

Qinghai Mining plans to transport evaporated brine from its brine pools to our processing plant. The brine will be treated with chemicals to separate the boron from the lithium and transferred to two different assembly lines where they are further processed into boric acid, boron and related compounds and into lithium carbonate. The process will be divided into two steps. In the first step, the boron extractant will be used to extract boron to produce crude boric acid, and then sent to the existing boric acid factory for finishing to produce refined boric acid; the second step will use lithium extractant to extract lithium, and after extracting lithium, the battery-grade lithium carbonate will be produced by precipitation method.

The extraction process of lithium from brine pools involve several transitions between ponds. First the brine material will be pumped from underground brine wells into a pond where itis expected to evaporate allowing it to concentrate. Then the concentrated brine will be pumped to another pond where sodium chloride will crystalize and precipitate. The brine is then moved to another ponds where more sodium chloride precipitation occurs and then slaked lime will be added they are depleted, leaving a brine consisting of approximately 0.5% lithium. The brine is transported by underground and over ground piping system to Qinghai Technology where lithium carbonate (Li2CO3) is extracted

Lithium is typically extracted from the mineral spodumene and from brine-lakes, salt-pan deposits or salt flats. The extraction process of lithium from brine-lakes requires less energy and lower production costs than spodumene ore deposits.

Local Brine Pool - - source of lithium and boron raw materials owned by Qinghai Mining

(Source – Qinghai Mining)

Pilot Brine Processing Assembly Line for Lithium Carbonate and Boric Acid

If we are successful in our funding efforts, we plan to locate the operations in a new, nearby facility located in the Boric Chemical Industrial Zone in Haxi. As a qualified business under the China Government’s strategy of Develop-the-West, from January 1, 2011 through December 31, 2020, all the qualified business including Qinghai Technology is subject to a reduced income tax rate of 15% compared to a national customary rate of 25%. Each of the three facilities will house brine processing plants expected to produce 10,000 tons of lithium carbonate and 20,000 tons of boric acid, boron and related compounds per year.

We received all of our environmental permits from Haixi Environmental Protection Bureau on April 2, 2011 (Xihuanzi (2011)( No. 63)and production permits to commence our new brine processing business in Haxi) We plan to initially establish a production line producing 3,000 tons of lithium carbonate and 6,000 tons of boron acid annually which will require initial funding of approximately $20,000,000. We expect to produce 10,000 tons of lithium carbonate and 20,000 tons of boric acid in 2020 if we are able to meet our funding target of an additional $40,000,000. In the third phase of our development plans, we plan to raise an additional $120,000,000 of financing to produce 30,000 tons of lithium carbonate for EV batteries and 60,000 tons of boric acid. According to Fastmarkets, the May 2019 price for battery grade lithium carbonate in China was between 70,000 – 77,000 RMB per ton (approximately $10,000 – $11,000 per ton) and between 4,530 and 4,620 RMB per ton (approximately $650 to $670 per ton) for boric acid.

First of Three Proposed New Manufacturing Facilities

(Source: Qinghai Technology)

Qinghai Mining

Qinghai Technology purchases all of its lithium and boron based raw materials consisting of ore and brine from our affiliated company Qinghai Mining. Our Chairman and the General Manager of Qinghai Technology owns approximately76% of Qinghai Mining and one of our principal stockholders and brother of our Chairman, Mr. Jian Zhang, owns approximately 21%.Qinghai Mining.

Qinghai Technology has signed an exclusive agreement with Qinghai Mining to purchase all of the boron and minerals produced by them. Under the terms of the agreement.….

Mid -Haven Mining has the exclusive right to mine minerals, including boron and lithium ore and brine, from an area of 35.6975 kilometers in Dichaidan (Haixi) in the Qinghai Province which is in the heart of the Quinghai-Tibet Plateau. The area is rich in boron, lithium, magnesium and bromide found in local ore deposits and in mineral rich brine pools. -Haven Mining has mining rights until 2034 for existing properties with an option to extend an additional 20 years. The properties are reviewed every five years to ensure compliance with the mining rights.

Topographical map of Haixi and Lake Dichaidan the location of the brine pools.

(Source Google Maps & Qinghai Mining)

Competition

The global lithium market consists of producers primarily located in the Americas, Asia and Australia. Our competitors supplying lithium compounds include Livent Corporation, Sociedad Quimica y Minera de Chile S.A., Sichuan Tianqi Lithium, and Jiangxi Ganfeng Lithium. Competition in the lithium market is largely based on product quality, product diversity, reliability of supply and customer service. In china our principal competitors are the Yahua Group, Tainqui Lithium and Gangfen Lithium

Expansion of our Production Capacities

Global electric vehicle sales grew from 1.2 million units in 2012 to 3.0 million units in 2017, representing a compound annual growth rate (CAGR) of 19%, and is expected to reach 8.6 million units by 2022, representing a CAGR of 23%, according to CRU International Limited. The Chinese government has also been focusing on developing the new-energy vehicle industry and has introduced generous incentives to encourage purchases of electric vehicles. From 2016 to 2017, the demand for lithium-based batteries shifted from a focus on quantity to quality and we believe there is a shortage in supply of high quality lithium batteries but an excess supply of low quality lithium batteries.

We plan to further modernize and expand our facilities, plant and brine extraction process at of Qinghai Technology to increase lithium carbonate production to 30,000 tons per year and boric acid production to approximately 60,000 tons per year. In order to reach these production targets, we and our subsidiaries will embark on a capital improvement project to raise approximately $180,000,000 in equity, debt, bank funding and government subsidies in order to open a new three building facility and production line located in the Boron Chemical Industrial Zone in Haixi.

Qinghai Technology and Qinghai Mining have received all necessary commercial, environmental and water extraction rights for the commercialization of lithium carbonate and boric acid from Dichaidan Lake.

As a qualified business under the China Government’s strategy of Develop-the-West, from January 1, 2011 through December 31, 2020, all the qualified business including Qinghai Technology is subject to a reduced income tax rate of 15% compared to a national customary rate of 25%.

Our History

We were originally incorporated as Pacific Goldrim Resources, Inc.on August 4, 2006, in the State of Nevada and, at that time, had little or no operations. On April 14, 2008 we changed our name to SmartHeat Inc. and acquired all of the equity interests in Shenyang Taiyu Machinery & Electronic Equipment Co., Ltd. (“Taiyu”), at that time a leading developer of plate heat exchangers and heat pumps in China. In December of 2014, we sold Taiyu to members of our former management team. Since that time the company serviced existing customers, sold existing inventory and wound down its heat pump business operations after filing for bankruptcy protection in the PRC in 2016.

On December 31, 2018, we acquired as our wholly owned subsidiary, Mid-Heaven Sincerity International Resources Investment Co., Ltd, and its wholly owned subsidiary Qinghai Technology in exchange for 141,919,034 shares of our Common Stock in a tax-free reorganization. We expect to discontinue or sell the remainder of our prior business operations during our 2019 fiscal year.

We were originally formed as a state owned entity in 1954 producing boron related products and filed for bankruptcy in 2000. Our Chief Executive Officer purchased the assets of the company and founded Qing-Hai Zhong Tian Boron & Lithium Mining Co., Ltd on March 6th 2001. Qinghai Technology was spun out of Qing-Hai Zhong Tian Boron & Lithium Mining Co., Ltd on December 20, 2018 and Qing-Hai Zhong Tian Boron & Lithium Mining Co., Ltd changed its name to Qing Hai Mid-Heaven Boron & Lithium Mining Company, Ltd.

Our current corporate structure is set forth in the following diagram:

Regulation

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

We are also subject to the Sarbanes/Oxley Act of 2002.  The Sarbanes/Oxley Act created an independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

Laws of the Peoples Republic of China

Our subsidiaries located in China are subject to national, provincial and local laws of the PRC. The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic and commercial matters, but these recently enacted laws and regulations may not cover all aspects of business activities in China sufficiently. In particular, because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties, which may limit legal protections available to our subsidiaries. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, there may be certain instances when we may not be aware of our subsidiaries violation of these policies and rules until sometime after such violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

Industry Polices

Foreign investors and foreign-funded enterprises investing in China are required to comply with the Catalog for Guiding on Foreign Investments in Industries (《外商投資產業指導目錄》) which was initially promulgated by the National Planning Commission (國家計劃委員會), the State Economic and Trade Commission (國家經濟 貿易委員會) and the Ministry of Foreign Trade and Economic Cooperation (對外貿易經濟合作部) on June 28, 1995 and subsequently amended on December 31, 2001, March 11, 2002, November 30, 2004, October 31, 2007, December 24, 2011 and March 10, 2015. The latest amendment was made on June 28, 2017 and came into effect on July 28, 2017. The catalog for guiding on foreign investments has served as domestic management and guidance on foreign investments for a long time. It classifies industries into three basic types: Encouraged, Restricted and Prohibited. The Catalogue divides industries into three categories: “encouraged,” “restricted,” and “eliminated” for investment. Industries not listed in the Catalogue are generally deemed as falling into a fourth category, “permitted.”.

Domestic industry development mainly follows the guidance on relevant industry structures introduced by the NDRC. According to the Notice of the National Development and Reform Commission [2017] No. 1 —— Guiding Catalog of Key Products and Services for Strategic Emerging Industries (2016) (《國家發展和改革委員會公告2017年第1號——戰略性新興產業重點產品和服務指導目錄(2016版）》) promulgated and implemented by the National Development and Reform Commission on January 25, 2017 lithium and boron extracting from carbonate-type brine rich in lithium and boron fall into the key products and services in strategic emerging industries. According to the Guiding Catalog for Industrial Restructuring (2011 Edition) (《產業結構調整指導目錄（2011年本）》), which was promulgated by the National Development and Reform Commission on March 27, 2011, with the latest amendment on February 16, 2013, and was implemented on May 1, 2013, exploration and comprehensive use of scarce chemical mineral resources, such as lithium and boron fall into the state-encouraged industries.

Regulations on Tax

Our business operations are governed primarily by tax laws in the PRC. A description of the material tax consequences applicable to holders of our common shares may be found in the section titled “Item 10. Additional Information.-E. Taxation.” For more information regarding the impact of the PRC Enterprise Income Tax Law, see “Risk Factors — Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Foreign Exchange Regulation

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans or foreign currency is to be remitted into China under the capital account, such as a capital increase or foreign currency loans to our PRC subsidiaries.

In August 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency-registered capital into RMB by restricting how the converted RMB may be used. In addition, SAFE promulgated Circular 45 on November 9, 2011 in order to clarify the application of SAFE Circular 142. Under SAFE Circular 142 and Circular 45, the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, which substantially amends and simplifies the current foreign exchange procedure. Pursuant to this circular, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches.

In July 2014, SAFE decided to further reform the foreign exchange administration system in order to satisfy and facilitate the business and capital operations of foreign invested enterprises, and issued the Circular on the Relevant Issues Concerning the Launch of Reforming Trial of the Administration Model of the Settlement of Foreign Currency Capital of Foreign-Invested Enterprises in Certain Areas, or Circular 36, on August 4, 2014. This circular suspends the application of Circular 142 in certain areas and allows a foreign-invested enterprise registered in such areas to use the Renminbi capital converted from foreign currency registered capital for equity investments within the PRC.

On March 30, 2015, SAFE released the Notice on the Reform of the Management Method for the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, or Circular 19, which has made certain adjustments to some regulatory requirements on the settlement of foreign exchange capital of foreign-invested enterprises, lifted some foreign exchange restrictions under Circular 142, and annulled Circular 142 and Circular 36. However, Circular 19 continues to, prohibit foreign-invested enterprises from, among other things, using Renminbi fund converted from its foreign exchange capitals for expenditure beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises.

On June 19, 2016, SAFE issued the Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or Circular 16, which took effect on the same day. Compared to Circular 19, Circular 16 not only provides that, in addition to foreign exchange capital, foreign debt funds and proceeds remitted from foreign listings should also be subject to the discretional foreign exchange settlement, but also lifted the restriction, that foreign exchange capital under the capital accounts and the corresponding Renminbi capital obtained from foreign exchange settlement should not be used for repaying the inter-enterprise borrowings (including advances by the third party) or repaying the bank loans in Renminbi that have been sub-lent to the third party.

SAFE Circular 37

In July 2014, SAFE issued SAFE Circular 37, which supersedes SAFE Circular 75, and requires that PRC citizens or residents must register with the relevant local SAFE branch before making capital contribution to any offshore entity directly established or indirectly controlled by that PRC citizen or resident for the purpose of investment or financing and with onshore or offshore assets or equity interests legally owned by that PRC citizen or resident. In addition, the SAFE registrations are required to be updated with local SAFE branch with respect to that offshore special purpose company in connection with the change of its basic information, such as its company name, business term, shareholding by individual PRC citizens or residents, merger, or division and, with respect to the individual PRC citizens or residents in case of any increases or decreases of capital in that offshore special purpose company, or share transfers or swaps by the individual PRC citizens or residents.

Share Option Rules

Under the Administration Measures on Individual Foreign Exchange Control issued by the PBOC on December 25, 2006, all foreign exchange matters involved in employee share ownership plans and share option plans in which PRC citizens participate require approval from SAFE or its authorized branch. In addition, under the Notices on Issues concerning the Foreign Exchange Administration for Domestic Individuals Participating in Share Incentive Plans of Overseas Publicly-Listed Companies, or the Share Option Rules, issued by SAFE on February 15, 2012, PRC residents who are granted shares or share options by companies listed on overseas stock exchanges under share incentive plans are required to (i) register with SAFE or its local branches, (ii) retain a qualified PRC agent, which may be a PRC subsidiary of the overseas listed company or another qualified institution selected by the PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the share incentive plans on behalf of the participants, and (iii) retain an overseas institution to handle matters in connection with their exercise of share options, purchase and sale of shares or interests and funds transfers. We will make efforts to comply with these requirements.

Regulation of Dividend Distribution

The principal laws, rules and regulations governing dividend distribution by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations and the Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside as general reserves at least 10% of their after-tax profit, until the cumulative amount of such reserves reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

Labor Laws and Social Insurance

Pursuant to the PRC Labor Law and the PRC Labor Contract Law, employers must execute written labor contracts with full-time employees. All employers must comply with local minimum wage standards. Violations of the PRC Labor Contract Law and the PRC Labor Law may result in the imposition of fines and other administrative and criminal liability in the case of serious violations.

In addition, according to the PRC Social Insurance Law, employers in China must provide employees with welfare schemes covering pension insurance, unemployment insurance, maternity insurance, work-related injury insurance, medical insurance and housing funds.

PRC Laws and Regulations on Hazardous Chemicals

1. Administrative Measures for the Registration of Hazardous Chemicals (《危險化學品登記管理辦法)

According to the Administrative Measures for the Registration of Hazardous Chemicals (《危險化學品登記管理辦法》) promulgated by the State Administration of Work Safety of the People’s Republic of China (中華人民共和國國家安全生產監督管理總局) on July 1 , 2012 and effective from August 1 , 2012, a newly established production enterprise of hazardous chemicals shall proceed with the hazardous chemicals registration procedure before the completion and acceptance of the project. The Hazardous Chemicals Registration Certificate (危險化學品登記證) is valid for three years. The Hazardous Chemicals Registration Certificate (危險化學品登記證) should set out details such as the nature of the enterprise (hazardous chemicals producer, hazardous chemicals exporter or a hazardous chemicals producer and exporter), the registered products and the validity period. An enterprise which engages in the production and storage of hazardous chemicals and an enterprise using such quantities of hyper-toxic and other hazardous chemicals which constitute a material source of danger shall register the hazardous chemicals according to the national laws. The Registration Center for Chemicals under the State Administration of Work Safety shall undertake the specific work and technical management of registration of hazardous chemicals throughout the country. Hazardous chemicals registration offices or hazardous chemicals registration centers established by work safety supervision and administration departments under people’s governments of all provinces, autonomous regions and municipalities directly under the Central Government shall undertake the specific work and technical management of registration of hazardous chemicals within their respective administrative regions.

2. Regulations on Safety Management of Hazardous Chemicals (《危險化學品安全管理條例》)

The Regulations on Safety Management of Hazardous Chemicals (《危險化學品安全管理條例》) were promulgated by the State Council on January 26, 2002 and latest amended on December 7, 2013, which stipulate the administrative and supervisory rules for safety production, storage, use, operation and transportation of hazardous chemicals. Hazardous chemicals include hyper-toxic and other hazardous chemicals that are toxic, corrosive, explosive, flammable or accelerative, and that damage human health, facilities and environment. The relevant governmental authorities will promulgate and adjust the Catalog of Hazardous Chemicals from time to time. An enterprise which engages in the production of hazardous chemicals must obtain the Safety Production Permit for Hazardous Chemicals (危險化學品安全生產許可證) prior to the commencement of production. An enterprise producing hazardous chemicals listed in the Catalog of the Industrial Products that are subject to the production licensing system shall obtain the Production License for Industrial Products pursuant to the Regulations of the People’s Republic of China on Administration of Production Licensing of Industrial Products (《中華人民共和國工業產品生產許可證管理條例》). The safety conditions of newly built, altered or expanded construction projects for the production and storage of hazardous chemicals are subject to the scrutiny of the work safety administrative department. In the event that the enterprise undertaking such construction projects fails to meet the safety conditions, the relevant work safety administrative department shall order such enterprise to cease operation and rectify within the specified period. An enterprise which engages in the operation including storage and operation of hazardous chemicals must obtain the Operation Permit for Hazardous Chemicals prior to the commencement of production. If an enterprise engaging in the production of hazardous chemicals which is established according to the laws sells its hazardous chemicals produced by itself in the factory, there is no need to obtain the Operation Permit for Hazardous Chemicals (危險化學品經營許可). If a chemical enterprise uses hazardous chemicals for production and the quantities reaches the prescribed threshold, the enterprise shall obtain the Permits for Safety Use of Hazardous Chemicals (危險化學品安全使用許可證) pursuant to the Regulations on Safety Management of Hazardous Chemicals (《危險化學品安全管理條例》), save for those enterprises that belong to enterprises engaging in the production of hazardous chemicals. An enterprise which engages in road transportation of hazardous chemicals should comply with provisions of laws and administrative regulations on road transport, obtain the license for road transportation of hazardous chemicals, and proceed with registration procedures with the Administrative Department of Industry and Commerce (工商行政管理部門). An enterprise engaging in road transportation of hazardous chemicals should be equipped with full-time safety management personnel

3. Regulations of the People’s Republic of China on Administration of Production Licensing of Industrial Products (《中華人民共和國工業產品生產許可證管理條例》) and the Decision of the State Council on Adjusting the Catalog for Managing the Production License for Industrial Products and Piloting the Simplified Approval Procedure (《國務院關於調整工業產品生產許可證管理目錄和試行簡化審批程序的決定》)

The Regulations of the People’s Republic of China on Administration of Production Licensing of Industrial Products (《中華人民共和國工業產品生產許可證管理條例》) were promulgated by the State Council and became effective on September 1, 2005, and the Decision of the State Council on Adjusting the Catalog for Managing the Production License for Industrial Products and Piloting the Simplified Approval Procedure (《國務院關於調整工業產品生產許可證管理目錄和試行簡化審批程序的決定》) was promulgated by the State Council and became effective on June 24, 2017. According to the aforesaid regulations and Catalog, an enterprise which engages in the production of hazardous chemicals needs to obtain the Production License for Industrial Products (工業生產許可證).

4. Regulations on Safety Production Permit (《安全生產許可證條例》) and Measures for Implementation of 4. Safety Production Permit of Hazardous Chemicals Production Enterprises(《危險化學品生產企業安全生產許可證實施辦法》)

The Regulations on Safety Production Permit (《安全生產許可證條例》) were promulgated by the State Council and became effective on January 13, 2004 and were latest revised on July 29, 2014. The Measures for Implementation of Safety Production Permit of Hazardous Chemicals Production Enterprises (《危險化學品生產企業安全生產許可證實施辦法》) were promulgated by the State Administration of Work Safety of the PRC and became effective on December 1, 2011 and were revised on May 27, 2015 and March 6, 2017. According to the aforesaid regulations and measures, an enterprise which engages in the production of final products or intermediate products listed in the Catalog of Hazardous Chemicals (危險化學品目錄) must obtain the Safety Production Permit for Hazardous Chemicals (危險化學品安全生產許可證) prior to the commencement of production of hazardous chemicals.

PRC Laws and Regulations Relating to Environmental Protection

The Company may generate pollutants in its course of production, and shall be strictly abide by the environmental protection laws and regulations in the PRC.

1. Environmental Protection Law of the People’s Republic of China (《中華人民共和國環境保護法》)

According to the Environmental Protection Law of the People’s Republic of China (《中華人民共和國環境保護法》) promulgated by the SCNPC on December 26, 1989 and effective on the same day, and amended on April 24, 2014, the construction of any project that causes pollution to the environment must comply with the regulations on environment protection relating to the construction projects. The environmental protection facilities for construction projects shall be designed, constructed and put into operation simultaneously with the main works. The PRC government implements a system for administering licenses for the discharge of pollutants under the provisions of the laws. Enterprises, units and other production operators under the licensing management for pollutant discharge should only discharge pollutants which satisfy the requirements of pollutant discharge license. Those which have not yet obtained the pollutant discharge license may not discharge pollutants. Pollutant-discharging enterprises, units and other production operators shall pay sewage fees pursuant to the relevant provisions of the State.

2. Law of the People’s Republic of China on Environmental Impact Assessment (《中華人民共和國環境影響評價法》)

According to the Law of the People’s Republic of China on Environmental Impact Assessment (《中華人

民共和國環境影響評價法》) promulgated by the SCNPC on October 28, 2002 and latest amended on July 2, 2016, construction entities shall implement the following procedures for their construction projects in accordance with Classification of Construction Project Lists for Environmental Impact Assessments (建設項目環境影響評價分類管理名錄) promulgated by the Ministry of Environmental Protection: (i) in case the environmental impact is significant, full assessment reports of environmental impacts shall be prepared; (ii) in case the environmental impact is mild, reports containing environmental impact analyzes and specific assessments shall be prepared; and (iii) in case the environmental impact is minimal, environmental impacts registration forms shall be submitted without any assessments. The project in case construction may not proceed its environmental impact assessment documents fail to pass the review of the competent authority in accordance with the laws and regulations or which are disapproved after review.

3. Law of the People’s Republic of China on Prevention and Control of Water Pollution (《中華人民共和國水污染防治法》)

According to the Law of the People’s Republic of China on Prevention and Control of Water Pollution (《中華人民共和國水污染防治法》) promulgated by the SCNPC on May 15, 1996 and latest amended on June 27, 2017, an environmental impact assessment must be conducted lawfully in respect of all projects involving the construction, alternation or expansion of water facilities which discharge pollutions directly or indirectly into water. Facilities for prevention and control of water pollution of construction projects must be designed, constructed and put into use or operation simultaneously with the main facility.

4. Law of the People’s Republic of China on Prevention and Control of Atmospheric Pollution (《中華人民共和國大氣污染防治法》)

According to the Law of the People’s Republic of China on Prevention and Control of Atmospheric Pollution (《中華人民共和國大氣污染防治法》) promulgated by the SCNPC on September 5, 1987 and latest amended on August 29, 2015, when construction projects have an impact on atmospheric environment, enterprises and public institutions shall conduct environmental impact assessments and publish the environmental impact assessment documents according to the law; when discharging pollutants to the atmosphere, they shall conform to the atmospheric pollutant discharge standards and abide by the total quantity control requirements for the discharge of key atmospheric pollutants.

Our Offices

Our principal offices are located at 60 East Ren-Min Road, Dachaidan (Da Qaidam Administrative Committee) XaiXi, Qinghai Province 817000. Our telephone number is +86 (097) 782-8122. Our website is www.smartheatinc.com.[ Copies of our annual, quarterly and current reports and any amendments thereto filed with or furnished to the SEC are available free of charge through our website as soon as reasonably practicable after such reports are available on the SEC website at www.sec.gov. Furthermore, a copy of this Annual Report is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Employees

Quig Hai Tech employs approximately 280 workers of which approximately 21 are employed in research and development. Some of our employees are provided living facilities through government sponsored programs [what are these?]. We also provide meals for our employees.

Item 1A. Risk Factors

RISKS RELATING TO OUR INDUSTRY AND BUSINESS

We will require additional financing to implement our business plan, which may not be available on favorable terms or at all, and we may have to accept financing terms that would place restrictions on us.

We believe that we must raise not less than $20,000,000 in addition to current cash on hand to be able to execute the first stage of our business plan to move to our new facilities and build our production capacity of lithium carbonate to 10,000 tons per year and boric acid and related products to 20,000 tons per year. We believe that we must raise not less than $160,000,000 in addition to current cash on hand to be able to execute the first stage of our business plan to move to our new facilities and build our production capacity of lithium carbonate to 30,000 tons per year and boric acid and related products to 60,000 tons per year. We may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current development plan, take advantage of business opportunities or respond to competitive pressures. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

Until such time, if ever, as we can generate substantial product income, we expect to finance our cash needs through a combination of equity offerings, debt financings and cash flow. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. In addition, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, or making acquisitions or significant asset sales.

We are heavily exposed to the market forces in the boric acid, boron and lithium industries, including the current and expected supply and demand of boric acid and lithium.

We are heavily exposed to the market forces in the boric acid and lithium industry, including the current and expected supply and demand of boric acid and lithium which is primarily based on resource availability, the competitive landscape of the boric acid and lithium industry, discovery of new mines, demand in end markets for products in which boric acid and lithium are used, technological developments, government policies as well as global and regional economic conditions.

The demand for boric acid, boron lithium are dependent on factors such as use of the compounds in end markets, new technological developments resulting in product or technology substitutions and general economic conditions.

The demand for our boric acid and boron is primarily driven by demand for construction material such as fiberglass, glass and boron steel used in nuclear reactors and ultra-high strength industrial and military applications. Demand for boric acid is dependent on the PRC’s construction industry’s demand for fiberglass and glass. The demand for boron is subject to general economic conditions for heavy industry’s use of high strength steel.

The increase in demand for lithium in recent years has been primarily driven by the explosive growth in demand for electric vehicle batteries and energy storage batteries. The global electric vehicle sales grew from 1.2 million units in 2012 to 3.0 million units in 2017, representing a CAGR of 19%, and is expected to reach 8.6 million units by 2022, representing a CAGR of 23%, according to CRU International Limited. The Chinese government has also been focusing on developing the new-energy vehicle industry and has introduced generous incentives to encourage purchases of electric vehicles. From 2016 to 2017, the demand for lithium-based batteries has shifted from a focus on quantity to quality and we believe there is a shortage in supply for high quality lithium batteries but an excess supply of low-quality lithium batteries. As we believe that the market for high quality lithium-based batteries has good growth potential, we have focused our R&D initiatives on producing lithium carbonate for EVs. However, there is no assurance that the demand for lithium batteries will continue to increase. In addition, if a more cost- effective substitute for lithium-based batteries gains market acceptance, our business, financial condition and results of operations may be materially and adversely affected.

We are exposed to market fluctuations of boric acid, boron and lithium compounds.

Changes in current and expected supply and demand volumes impact the current and expected future prices of boric acid, boron and lithium compounds. Declines in boric acid, boron and lithium compounds could materially and adversely affect our business, financial condition and results of operations. There is no assurance that a fall in prices of boric acid, boron and lithium compounds will not occur. Furthermore, as a result of boric acid, boron and lithium compounds declines, we may decide to reduce sales volumes of our products.

New legislation or changes in the PRC regulatory requirements regarding the end markets of our products may affect our business operations and prospects. Our products are used in the production of, or are incorporated into final products that are sold into a number of end markets, including battery-related and industrial and construction material. New legislation or changes in the PRC regulatory requirements regarding these end markets may affect our business, financial condition, results of operations and growth prospects. For example, the PRC government has promulgated, amended and updated a number of legislation in relation to the electric vehicles market. We may need to change or adapt our business focuses from time to time in response to the new rules and regulations regarding the end markets of our products, but we may not be able to do so timely and efficiently. Any new legislation or changes in the PRC regulatory requirements could materially and adversely affect our business, financial condition and results of operations.

We depend on our affiliate Qinghai Mining for all of our supply of boron and lithium; are subject to uncertainties surrounding their estimated resource and reserves as our raw material, and the volume and grade of lithium and boron raw material we produce may not conform to current estimates, and we may not be able to secure sufficient lithium and boron resource supply to meet our production needs.

We purchase all of our lithium and boron exclusively from our affiliate Qinghai Mining. Our largest stockholder and Chairman of the Board owns substantially all of Qinghai Mining. While we believe that our supply contract with Qinghai Mining has been negotiated on an arms-length basis, there is an inherent conflict of interest due to his ownership in both companies. We can not assure you that a conflict of interest may arise that will favor Qinghai Mining over Qinghai Technology and us.

Our estimated resources and supply of lithium, boric acid and boron from Qinghai Mining are based on a number of assumptions in accordance with relevant industry standards. There can be no assurance that our estimated supplies of lithium and boron resources will prove to be accurate or that Qinghai Mining will be able to mine or process our lithium resources as our raw material will be provided to us at a cost that will enable us to make a profit. Estimated resources and reserves of lithium and boron are inherently prone to variability. They involve expressions of judgment with regard to the presence and grade of brine and the ability to economically extract and process the brine. These judgments are based on a variety of factors, such as knowledge, experience and industry practice. The accuracy of these estimates may be affected by many factors, including the quality of the extraction, sampling results, analysis of the samples, the procedures adopted, and experience of the persons making the estimates. Brine extracted may be different from the estimated resources and reserves of lithium and boron in various ways, such as quality, volume, mining costs or processing costs. In addition, spodumene and brine may not ultimately be extracted at a profit. We record our lithium resources located in the PRC according to the Chinese National Standard.

If we encounter conditions different from those estimated based on historical examinations, such as governmental policies on export and tax rate, geopolitical relationships, natural disasters, transportation disruptions, we may have to adjust our production plans which could materially and adversely affect our business, financial condition and results of operations and reduce the estimated amount of resources and reserves available for production and expansion plans.

We face competition in our business.

The global lithium and boron compounds is a relatively orderly market protected by significant barriers to entry. The global lithium and boron compounds and metals market is dominated by a limited number of lithium companies. Our existing competitors endeavor to increase their market shares through measures, such as continued research and development efforts, optimized production process and active marketing campaigns. We expect to face competition from both existing and new competitors as we expand our business into new business lines and product categories. Competitive pressure could also have an adverse impact on the demand for and pricing of our products, which in turn affects our growth and market share. If we fail to compete effectively, we may be unable to build our lithium business and retain or expand our market share, which would have a material adverse effect on our business, results of operations and financial condition. We may not be successful in expanding our operations, managing our growth effectively or opening our new facilities in a timely manner.

We are undertaking future expansion projects based on our future business planning. The success of our future expansion projects depends on a few factors beyond our control, such as the progress of the construction conducted by the third party construction companies, local laws and regulations, government support, including in the form of tax breaks, and customer demand for our expanded production capacity. In addition, the integration of future expansion projects into our existing operations may be subject to unforeseeable delays, which may, among other things, increase our integration costs, strain our production capacity at other locations, decrease our production efficiency and cause delays in delivery of customer orders. Furthermore, as we expand our business operations in the future organically or by acquisition, we expect to incur additional depreciation and operational expenses. The depreciation and operational expenses can increase as a percentage of our revenue in the future and adversely affect our profitability if we cannot manage our growth effectively. Accordingly, we may not be able to achieve the expansion of our operations or the management of our growth in a timely or cost- effective manner. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures which could have a material adverse effect on our results of operation and prospects

The mining rights that Qinghai Mining hold equity interests in have a limited life and these operations will entail costs and risks regarding monitoring, rehabilitation and compliance with environmental standards which could increase our costs.

The mines that Qinghai Mining holds in the PRC have limited lives and will eventually be depleted. We may need to replenish our lithium and boron supply sources from time to time in order to enhance our existing needs. Due to the limited supply of lithium and boron supply sources, there is no assurance that we will be able to acquire new and valuable lithium and boron supplies or resources, or that the actual production results may match the expected results. In the event of the closure of Qinghai Mining, we need to perform certain procedures to remedy and rehabilitate the environmental and social impact that the mining operations have had on local communities. We may experience a difficult closure, the consequences of which range from increased closure costs, handover delays and conflicts with local communities in relation to ongoing monitoring and environmental rehabilitation costs and damage to our reputation if desired outcomes cannot be achieved. In the event of a difficult closure, our business, financial condition and results of operations could be materially and adversely affected. Moreover, we have not made any provision for restoration or rehabilitation costs. Only mines that have commenced exploitation incur restoration or rehabilitation costs.

We may not possess all the licenses required to operate our business, or may fail to maintain the licenses we currently hold. This could subject us to fines and other penalties, which could have a material adverse effect on our results of operations.

In addition to a mining registration certificate held by Qinghai Mining and business certificate held by Qinghai Technology, they are required to hold a variety of other permits, licenses and certificates to conduct their business in China. They may not possess or receive all the permits, licenses and certificates required for our business or for which application has been made. In addition, there may be circumstances under which the approvals, permits, licenses or certificates granted by the governmental agencies are subject to change without substantial notice in advance. If we fail to obtain or to maintain such permits, licenses or certificates or renewals are granted with onerous conditions, we could be subject to fines and other penalties and be limited in the number or the quality of the products that we would be able to offer. As a result, our business, result of operations and financial condition could be materially and adversely affected.

We are subject to extensive environmental, chemical manufacturing, health and safety laws and regulations and production standards, and our compliance with these laws, regulations and standards may be onerous and costly.

Our business and/or operational activities, such as manufacturing and sale of our lithium carbonate, boric acid and boron products, storage of raw materials, transportation and exportation of our products and certain other activities are affected by laws and regulations, administrative determinations, court decisions and similar constraints, especially the extensive environmental, chemical manufacturing, health and safety laws and regulations and stringent standards of lithium compounds which are promulgated by the PRC Government and the governments of overseas jurisdictions in which we operate. For example, we are required to obtain and maintain valid licenses and certificates, including, among other things, those required for our production of lithium and boron products.

Qinghai Technology and Qinghai Mining are also required to comply with the restrictions and conditions imposed by various government authorities in order to conduct our business. If they fail to comply with any of the regulations or to satisfy any of the conditions required for the maintenance of our licenses and certificates, such licenses and certificates could be temporarily suspended or even revoked, rejected upon renewal or delayed for renewal, upon expiry of their original terms, which could materially and adversely affect our business, financial condition and results of operations. Meanwhile, to comply with the extensive environmental laws and regulations relating to air and water quality, waste management and public health and safety in the PRC, they must obtain the approval for the environmental impact assessment reports and the environmental acceptance approval of our projects in construction and mines, and undergo annual inspection of production facilities by relevant PRC authorities to ensure the safety of our equipment. If they fail to obtain such environmental approval or complete the annual inspection, our projects may be suspended and the relevant authorities may suspend our operation of the production facilities and may impose a fine on us or them.

Given the magnitude, complexity and continuous amendments to these laws and regulations, compliance therewith may be onerous and may involve substantial financial resources as well as other resources to establish efficient compliance and monitoring systems. The liabilities, costs, obligations and requirements associated with these laws and regulations may therefore be substantial and may delay the commencement of, or cause interruptions to, our operations. Non-compliance with the laws and regulations applicable to our operations may even result in substantial penalties or fines, suspension or revocation of our relevant licenses, termination of government contracts or suspension of their operations. Such events could impact on our results of operations, financial condition and reputation, all of which could adversely affect our ability to be profitable and attract new customers.

In addition, the environmental, chemical manufacturing, health and safety laws and regulations, administrative determinations and court decisions in the PRC which we are subject to continue to evolve, which may involve stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed mines or production facilities as well as a heightened degree of responsibility for companies and their officers, directors and employees. Any changes or amendments to such laws or regulations may cause us to incur additional capital expenditures, costs that may not be able to be passed on to customers, or other obligations or liabilities, which could decrease our capital and our ability to pursue developments in other areas. In the event that we fail to comply with applicable laws and regulations or fail to maintain, renew or obtain the necessary licenses or certificates, our qualification to conduct our various businesses may be adversely affected, which may adversely affect our business, financial condition and results of operations.

Our businesses are subject to operational difficulties, occupational and environmental hazards and other risks, which could damage our reputation, subject us to liability claims and result in substantial costs.

Our production businesses are exposed to various risks, including operational and transportation- related risks, as well as occupational and environmental hazards. We may experience various types of operational difficulties in connection with our production operations. Some of our raw materials and chemicals are hazardous (i.e., toxic or flammable) and their storage and usage in the production process involve inherent risks. Accidents could materially disrupt our production and may give rise to personal injuries and environmental hazards. Our operations may also be subject to production difficulties such as capacity constraints, mechanical and system failures, construction and upgrade delays and delays in the delivery of machinery, any of which could cause suspension of production and reduced output. Scheduled and unscheduled maintenance programs may also affect our production output. Any significant manufacturing disruption could adversely affect our ability to make and sell products, which could have a material adverse effect on our business, financial condition and results of operations.

Our production operations are dependent on our access to adequate transportation channels.

We rely on a combination of rail, sea and road transportation both in the PRC to deliver our products to customers. However, there can be no assurance that the existing or planned transportation systems will be sufficient to meet our transportation requirements. Any shortage, disruption or limitation of transportation capacity may limit the volume of products delivered to customers and may cause us to accumulate inventories and scale back production. Furthermore, any disruption to, or decrease in, the availability or capacity in the transportation networks, such as due to an earthquake, major rail or highway accidents, strikes, seasonal congestion during holidays, or any significant rise in transportation costs, could materially and adversely affect our ability to deliver our products to customers and have a material adverse effect on our overall production business and results of operations.

Due to the nature of our business, we engage in certain inherently risky and hazardous activities, including, among other things, operations at height or on dangerous terrains, underground excavation and construction, use of heavy machinery, handling and discharge of hazardous chemicals such as flammable and explosive materials, production of lithium concentrate through facilities.

As a result, we are subject to risks associated with these activities, including, among other things, geological catastrophes, toxic gas and liquid leakages, equipment failures, industrial accidents, fires, explosions and underground water leakages. These risks and hazards have in some cases resulted in personal injury and fatal casualties, damage to or destruction of properties or production facilities, and pollution and other environmental damages. Any of these consequences, if significant, could result in business interruption, legal liability and damage to our reputation and corporate image. In addition, we may also be subject to claims resulting from subsequent use by the customers or other third parties of the facilities and the products we produced. We normally seek to lower our exposure to potential claims associated with our businesses through contractual limitations on liability, indemnities from customers, subcontractors and suppliers, and insurance. These measures, however, may not always be effective due to various factors, many of which may be out of our control. The occurrence of any of these risks may harm our business operations and reputation, which could inhibit our ability to take on other contracts or otherwise grow our businesses.

We are exposed to credit risk of our customers and failure to collect our trade and bills receivables in a timely manner may affect our financial condition and results of operations.

Historically, we have not experienced material collection issues in connection with our trade receivables. Should the credit worthiness of our customers deteriorate, or should a significant number of our customers fail to settle their trade and bills receivables in full for any reason, we may incur impairment losses and our results of operations and financial position could be materially and adversely affected. In addition, there may be a risk of delay in payment by our customers from their respective credit period, which in turn may also result in an impairment loss provision. There is no assurance that we will be able to fully recover our trade and bills receivables from the customers or that they will settle our trade and bills receivables in a timely manner. In the event that settlements from customers are not made on a timely manner, or at all, our financial position and results of operations may be materially and adversely affected

We may not be adequately insured against losses and liabilities arising from various operational risks and hazards that we are subject to.

We face various operational risks in connection with our businesses, including production interruptions caused by operational errors, electricity outages, the failure of equipment and other risks; operating limitations imposed by environmental or other regulatory requirements; social, political and labor unrest; environmental or industrial accidents; catastrophic events such as fires, earthquakes, explosions, floods or other natural disasters; and risks related to the complicated geological structure of our mine and geological disasters that occur during the mining process such as mine collapses. These risks can result in, among other things, damage to, and destruction of, mineral properties or production facilities; personal injury or loss of life; environmental damage; delays in mining; monetary losses; and legal liability. The occurrence of any of these events may result in the interruption of our operations and subject us to significant losses or liabilities. We may not have adequate or any insurance coverage on the above operational risks. We maintain property insurance, product liability insurance, employee insurance and overseas investment insurance for our business operations.]There can be no assurance that our insurance coverage would be sufficient in case of such major accidents. In the event that we incur substantial losses or liabilities and our insurance is unavailable or inadequate to cover such losses or liabilities, our business, financial condition and results of operations could be materially and adversely affected.

We may not achieve optimal results in investments in our new plant and facilities and may encounter difficulties in integrating and developing the investments in the new plant and production lines successfully.

As part of our expansion plan, we plan to increase our mineral resources through investments in a new brine processing plant which we plan to house in up to three new buildings. We do not have specific timetables for these plans, and we cannot be certain that we will be able to fund or create additional capacity on a profitable basis. We may encounter intense competition during the expansion process, and we may fail to implement our plans. In addition, we must receive various governmental and regulatory approvals and/or permits in order to develop new production resources, which approval may not be forthcoming, or which may cause significant delay and have a material adverse effect on our overall production business and results of operations.

Our failure to maintain an effective quality control system may result in a material adverse effect on our business, reputation, financial condition and results of operations.

The quality of our products is critical to the success of our business. These factors depend significantly on the effectiveness of our quality control system, which in turn, depends on a number of factors, including the design of the system, the machineries used, the quality of our staff and related training programs and our ability to ensure that our employees adhere to our quality control policies and guidelines. We are required to comply with specific guidelines based on PRC’s product safety and restricted and hazardous materials laws and regulations. We cannot assure you that our quality control system will continue to be effective and in compliant with relevant laws and regulations and standards. Any significant failure in or deterioration of the efficacy of our quality control systems could result in us losing accreditations and requisite certifications or qualifications, which could in turn have a material adverse effect on our business, reputation, financial condition and results of operations.

We depend on Qinghai Mining and a limited number of major suppliers for a substantial portion of our key raw materials.

The unavailability or increase in price of such raw materials could materially and adversely affect our business, financial condition and results of operations. We purchase all of our lithium and boron brine and materials from Qinghai Mining. A substantial portion of raw materials from a limited number of major suppliers. In  2018 our five largest suppliers accounted for approximately 26.63%, 16.66%, 12.59%, 6.12% and 1.41% of our total amount of purchases, respectively. The concentration of our purchases among a limited number of major suppliers exposes us to a variety of risks that could have a material adverse impact on our revenue and profitability. If we are unable to purchase sufficient amounts of raw materials from these suppliers, or the quality of such raw materials decreases, or could only purchase such raw materials at a premium, the overall productivity and profitability of our operations would be materially and adversely affected, and therefore our business, financial condition and results of operations could be materially and adversely affected.

We entered into long-term offtake agreements with Qinghai Mining in to ensure sufficient and stable supply of raw materials for our business. We may face risks related to lowered liquidity during certain periods, due to the long-term offtake agreements that occupy our working capital which could instead be used to finance our expansion. We cannot assure you that we will not experience any higher needs of liquidity during the terms of the long-term offtake agreements and that our business, financial position, results of operations and prospects and working capital will not be affected.

Our operations depend on a stable, timely and adequate supply of energy, power and raw materials at commercially reasonable prices.

In addition to lithium and boron raw materials we purchase from Qinghai Mining, we depend on the supply of energy, power and other raw materials such as electricity, water, oil, and chemicals in order to maintain our production processes. Our production volume and production costs are dependent on our ability to source such materials at acceptable prices and maintain a stable supply. The prices for these raw materials are subject to price volatility attributable to a number of factors which may be beyond our control, including inflation, supplier capacity constraints, general economic conditions, commodity price fluctuations, demand from other industries for the same materials, the availability of complementary and substitute materials, and local and national regulatory requirements. Furthermore, there can be no assurance that shortages of energy or water will not occur in the future or that we will be able to pass on any cost increases in raw materials, energy or water to our customers. Significant fluctuations in such costs may have a material effect on our profitability if we are unable to adjust the price of our products accordingly. In particular, increases in energy and raw material prices that we are unable to pass onto our consumers will reduce our profit margins. Moreover, if the supply of such materials is affected by natural disasters, adverse weather conditions, suppliers’ equipment failures, disruptions in transport or other inclement factors, we may not be able to locate alternative sources of supply in sufficient quantities, of suitable quality and/or at acceptable prices. Any such events may have a material adverse effect on our business, financial condition and results of operations.

Our success as a manufacturing company producing lithium carbonate, boric acid and related products depends to a great extent on our research and development capabilities and our ability to secure capital for the implementation of our new brine processing plants.

Our success as a lithium and boron-based products manufacturing company is dependent on our ability to develop and implement more efficient production capabilities based on mineral rich brine. We made and expect to make significant investments research and development of this new production process, in particular, to improve the quality of our products and expand our new product offerings in the lithium market. While Qinghai Technology has implemented a pilot production line that can produce up to 1,000 tons of lithium carbonate and 2,000 tons of boric acid per year, we will need to continue to invest heavily in research and development to scale our manufacturing to ultimately producing 30,000 tons of lithium carbonate and 60,000 tons of boric acid per year. If Qinghai Technology is successful in designing the production line we will require up to $180,000,000 in debt, equity, bank financing and government subsidies to move to new production facilities and ramp up production to these levels. We believe the research and development and financing efforts are crucial factors for our future growth and prospects.

We cannot assure you that our future product research and development projects and financing efforts will be successful or be completed within the anticipated time frame or budget, or that our newly developed products will achieve wide market acceptance. Even if such products can be successfully commercialized, there is no guarantee that they will be accepted by our customers and achieve anticipated sales target or in a profitable manner. In addition, we cannot assure you that our existing or potential competitors will not develop products which are similar or superior to our products or are more competitively priced. As it is often difficult to project the time frame for developing new products and the duration of market window for these products, there is a substantial risk that we may have to abandon a potential product that is no longer commercially viable, even after we have invested significant resources in the development of such product and our facilities. If we fail in our product launching efforts, our business, prospects, financial condition and results of operations may be materially and adversely affected.

Our business is capital intensive, the sources of our future financing can be uncertain, and our working capital can be unstable during certain quarters.

We operate in a capital-intensive industry that requires substantial capital and other long-term expenditures, including expenditures for the purchase of machinery. To the extent that we expand or add new manufacturing facilities, we expect to fund the related financial commitments and other capital and operating expenses from a combination of cash on hand, cash generated from operations, banking facilities and proceeds from future offerings. We expect to have sufficient cash and/or committed financing to meet our obligations as they are due. However, no assurance can be given that we will be able to generate sufficient cash from our operations or obtain the necessary financing or that such financing will be at interest rates and on other terms that are reasonable to us or consistent with our expectations. To the extent we cannot finance our expansion or acquisitions at reasonable rates or at all in the future, our business may be harmed. In addition, part of our expansion require us to procure raw materials, as a result, during certain quarters we may incur higher working capital needs that may affect our working capital operation. We cannot assure that we will not experience any higher working capital needs in the future, and our business, financial position, results of operations and prospects and working capital may be affected.

Short-term orders from customers and counterparty risks may adversely affect our businesses.

Our lithium and boron business is characterized by short-term orders from our major customers. We primarily rely on ongoing communication with our customers in order to predict the future volume of purchase orders. We cannot guarantee that our existing customers will continue to place orders with us in the future or will place orders of no less than the current volume of lithium and boron products. A variety of conditions, both specific to an individual customer and generally affecting the customer’s industry, can cause a customer to reduce or delay orders previously anticipated by us, which could adversely impact our business. Given the volatility of short-term orders, we may experience a material change in our revenue.

While we generally evaluate our customers’ credit in accordance with our internal risk management criteria, such as credit history and likelihood of default, we have limited access to information about our customers and may encounter difficulties in the collection of receivables from certain customers or in certain geographical areas that we have less experience in our dealings. We cannot guarantee that all of our customers will fully perform their obligations under their respective contracts with us, and the deterioration of any customers’ credit or payment conditions may result in those customers’ defaulting on their contractual obligations, which could materially and adversely affect our business, financial condition and results of operations.

Inadequate contributions to various employee benefits plans as required by PRC regulations may subject us to penalties.

Companies operating in the PRC are required to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations, and contribute to the plans in amounts equal to certain percentages of salaries, including bonuses and allowances, of employees up to a maximum amount specified by the local government from time to time at locations where they operate their businesses. The requirement of employee benefit plans has not been implemented consistently by the local governments in China given the different levels of economic development in different locations. Our inadequate contributions to the national standard of certain employee benefit plans and in complying with applicable PRC labor-related laws may subject us to late payment penalties. We may be required to make up the contributions for these plans as well as to pay late fees and fines. If we are subject to late fees or fines in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

We are exposed to foreign currency exchange fluctuations.

Changes in the value of foreign currencies could increase our Renminbi costs for, or reduce our Renminbi revenues from, our foreign operations, or affect the prices of our exported products and the prices of our imported equipment and materials. Any increased costs or reduced revenues as a result of foreign currency exchange fluctuations could adversely affect our margins. On July 21, 2005, the PRC Government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. On May 18, 2007, the PBOC enlarged, effective on May 21, 2007, the floating band for the trading prices in the inter-bank spot exchange market of Renminbi against the U.S. dollar from 0.3 percent. to 0.5 percent. around the central parity rate. This allows the Renminbi to fluctuate against the U.S. dollar by up to 0.5 percent. above or below the central parity rate published by the PBOC. The floating band was further widened to 1.0 percent. on April 16, 2012. On August 11, 2015, the PBOC announced to improve the central parity quotations of Renminbi against the U.S. dollar by authorizing market-makers to provide central parity quotations to the China Foreign Exchange Trading Center daily before the opening of the interbank foreign exchange market with reference to the interbank foreign exchange market closing rate of the previous day, the supply and demand for foreign exchange as well as changes in major international currency exchange rates. Following the announcement by the PBOC on August 11, 2015, Renminbi depreciated significantly against the U.S. dollar. In January and February 2016, Renminbi experienced further fluctuation in value against the U.S. dollar. The PRC Government may adopt further reforms of our exchange rate system in the future. These changes in policy have resulted in fluctuations of the Renminbi against the U.S. dollar. There can be no assurance that such exchange rate will remain stable against the U.S. dollar or other foreign currencies in the market. At present, there remains significant international pressure on the PRC Government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar or other foreign currencies. Fluctuations in exchange rates may adversely affect the value, translated or converted into foreign currencies, of our net assets, earnings, the value of our common stock and our ability to declared dividends

We may be involved in legal or other proceedings arising out of our operations from time to time and may face significant liabilities as a result.

We may be involved from time to time in disputes with various parties involved in our business operations, including but not limited to our customers, suppliers, employees, logistics service providers, insurers, banks and regulatory entities. These disputes may lead to legal or other proceedings, which may result in damages to our reputation, substantial costs and diversion of our resources and management’s attention. In addition, we may encounter additional compliance issues in the course of our operations, which may subject us to administrative proceedings and unfavorable results and result in liabilities and delays relating to our production or product launch schedules. We cannot assure you as to the outcome of such legal proceedings, and any negative outcome may materially and adversely affect our business, financial condition and results of operations.

Our success depends upon our key personnel.

Any failure to attract and retain necessary talents may materially and adversely affect our business, prospects, financial condition and results of operations. Our success depends, to a significant extent, on the capability, expertise and continued services of our senior management team. We rely on the expertise and experience of our key executives in developing business strategies, product development, business operation and maintaining relationships with customers. If we lose the services of any of our key executives, we may not be able to find a suitable replacement with comparable knowledge and experience, and our business, prospects, financial condition and results of operations may be materially and adversely affected. Our success also depends on our ability to attract and retain talented personnel. We may not be able to attract or retain all the key personnel we need. We may also need to offer better remuneration and other benefits to attract and retain key personnel and therefore cannot assure you that we will have the resources to fully achieve our staffing needs or that our costs and expenses will not increase significantly as a result of increased talent acquisition and retention cost. Our failure to attract and retain competent personnel, and any increase in staffing costs to retain such personnel may have a negative impact on our ability to maintain our competitive position and to grow our business. If this occurs, our business, financial condition and results of operations may be materially and adversely affected.

We may inadvertently infringe third-party intellectual property rights, which could negatively impact our business and financial results.

We are not aware of, nor have we received any claims from third parties for, any violations or infringements of intellectual property rights of third parties by us as of the date of this Annual Report. Nevertheless, there can be no assurance that as we develop new product designs and production methods, we would not inadvertently infringe the intellectual property rights of others or others would not assert infringement claims against us or claim that we have infringed their intellectual property rights. Claims against us, even if untrue or baseless, could result in significant costs, legal or otherwise, cause product shipment delays, require us to develop non-infringing products, enter into licensing agreements or may be a distraction to our management. Licensing agreements, if required, may not be available on terms acceptable to us or at all. In the event of a successful claim of intellectual property rights infringement against us and our failure or inability to develop non-infringing products or to license the infringed intellectual property rights in a timely or cost-effective basis, our business and/or financial results will be negatively impacted.

Our businesses are vulnerable to downturns in the general economy.

The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. The recovery from the lows of 2008 and 2009 was uneven and the global economy has continued to face new challenges, including the escalation of the European sovereign debt crisis in 2011 and the slowdown of the Chinese economy since 2012. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States. There have also been concerns over unrest in the Middle East and Africa, which have resulted in volatility in commodity prices and other markets, over the possibility of a war involving Iran, and over the withdrawal of the United Kingdom from the European Union. The above unfavorable financial or economic conditions may adversely affect the demand for lithium concentrate and lithium compounds. Furthermore, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, unemployment, consumer confidence, asset values, capital market volatility and liquidity issues may create difficult operating conditions in the future. In addition, the PRC Government has from time to time adjusted our monetary, fiscal and other policies and measures to manage the rate of growth of the economy or control the overheating of the general economy or certain industries or markets. As a result, the general economy in the PRC, the world or in any particular industry in which we operate or which we serve may grow at a lower-than-expected rate or even experience a downturn. This in turn could materially and adversely affect our businesses, financial condition and results of operations

Our business, financial condition and results of operations may be materially and adversely affected in the event of fire, breakdown, failure of our equipment and machinery, power shortage, labor strikes, acts of war, political unrest, outbreak of a contagious or epidemic disease and natural disasters.

Our revenue is dependent on the uninterrupted operation of Qinghai Technology’s manufacturing facilities and the mining facilities and resources of Qinghai Mining, our affiliated company. Their business operations are subject to risks beyond our control including, among others, fire, breakdown, failure of our equipment and machinery, power shortage, water supply shortage, labor strikes, acts of war, political unrest and outbreak of a contagious or epidemic disease and natural disasters. Any or a combination of these could cause material damage to, or the loss of, our operational facilities. The time required to rectify such problems could be lengthy and could result in significant increases in costs or reduction in sales. Frequent or prolonged occurrences of any of the aforesaid events may have a material and adverse effect on our business, financial condition and results of operations. In addition, we conduct our operations under a variety of geographical and other conditions, including on difficult terrain, under harsh conditions and deliver our materials to locations where availability of labor may be affected, and on sites which may previously have been exposed to environmental hazards. Such conditions may result in personal injuries or fatalities or have a negative effect on our work performance and efficiency.

RISKS RELATING TO DOING BUSINESS IN THE PRC

The economic, political and social conditions in the PRC, as well as government policies, laws and regulations, could affect our business, financial condition and results of operations. A majority of our business operations are in the PRC and especially our production operations. Accordingly, our results of operations and prospects are, to a significant degree, subject to economic, political and legal developments in the PRC. The economy of the PRC differs from the economies of most developed countries in many respects, including the extent of government involvement, its level of development, its growth rate and its control over foreign exchange. The PRC’s economy has been transitioning from a planned economy to a more market-oriented economy. In recent years, the Chinese Government has implemented measures emphasizing market forces for economic reform, the reduction of State ownership of productive assets and the establishment of sound corporate governance in business enterprises. However, a significant portion of productive assets in the PRC is still owned by the Chinese Government. The Chinese Government continues to play a significant role in regulating industrial development. It also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policies and providing preferential treatments to particular industries or companies. All of these factors could affect the economic conditions in the PRC and, in turn, our business.

Adverse developments in the PRC’s economy or an economic slowdown in the PRC may reduce the demand for our products and services and have a material adverse effect on our business, financial condition, results of operations and prospects.

We conduct our business and generate our revenues in the PRC. As a result, economic developments in the PRC have a significant effect on our business, financial condition and results of operations, as well as our prospects. In recent years, the PRC has been one of the world’s fastest growing economies in terms of GDP growth. However, the global financial crisis that unfolded in 2008 and continued in the past few years has led to a marked slowdown in the economic growth of the PRC. For example, the GDP growth rate of the PRC decreased from 14.2% in 2007 to 6.9% in 2015, and further slowed down to 6.7% in 2016. The global economy may continue to deteriorate in the future and continue to have an adverse impact on the PRC’s economy. Any significant slowdown in the PRC’s economy could have a material adverse effect on our business and operations.

Uncertainties with respect to the PRC’s legal system could limit the legal protections available to you and us.

Holders of our shares of common stock Shares may not be able to enforce their rights successfully as shareholders in the PRC according to the PRC Company Law. Our operating subsidiaries are incorporated under and governed by the laws of the PRC. The PRC’s legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general, such as foreign investment, corporate organization and governance, commerce, taxation and trade. As a significant part of our business is conducted in the PRC, our operations are principally governed by Chinese laws and regulations. However, since the PRC’s legal system continues to evolve rapidly, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. Furthermore, certain important aspects of PRC corporate law are different from the corporate laws of common law jurisdictions such as the United States, particularly with respect to investor protection, such as shareholder class action suits and measures protecting non-controlling shareholders; restrictions on directors; disclosure requirements; different rights of classes of shareholders; general meeting procedures and disbursement of dividends. Intellectual property rights and confidentiality protections in the PRC may not be as effective as in the United States or other countries. In addition, we cannot predict the effect of future developments in the PRC’s legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, any litigation in the PRC may be protracted and result in substantial costs and diversion of our resources and management attention.

Under the PRC Enterprise Income Tax Law, we may not be classified as a “high and new-technology enterprise” of the PRC. Such classification could result in unfavorable tax consequences.

Our company enjoys a preferential enterprise income tax rate of 15% according to tax regulation [2011 No.58], which gives preferential enterprise income tax rate for companies in some preferential industries in western provinces. This regulation is valid until 12/31/2020. Afterwards We will apply for high and new technology enterprise tax qualification. Pursuant to the PRC Enterprise Income Tax Law (中華人民共和國企業所得稅法).There is no assurance that Qinghai Mining and Qinghai Technology will remain qualified as a high and new-technology enterprise so as to enjoy the high and new-technology enterprise rate after the expiration of the Certificate of High and New- Technology Enterprise, in which case Qinghai Mining and Qinghai Technology will be subject to the normal enterprise income tax rate of 25% as for all PRC enterprises. The effective tax rate will therefore significantly increase and may materially and adversely affect Qinghai Mining and Qinghai Technology’s profitability, which may have a material adverse effect on our business, results of operations and financial condition. Also, there can be no assurance that the PRC Enterprise Income Tax Law, its application or its interpretation will not continue to change, in which case the effective income tax rate of Qinghai Mining and Qinghai Technology may increase significantly.

It may be difficult to effect service of process upon us or our Directors or executive officers who reside in the PRC or to enforce against them in the PRC any judgments obtained from non-Chinese courts.

Most of our Directors and executive officers reside within the PRC, and most of our assets and substantially all of the assets of those persons are located within the PRC. It may not be possible for investors to effect service of process upon us or those persons inside the PRC or to enforce against us or them in the PRC any judgments obtained from non-Chinese courts. The PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts in the United States or most other western countries. Therefore recognition and enforcement in the PRC of judgments of a court in any of these jurisdictions in relation to any matter may be difficult or impossible.

The Chinese government’s control over foreign currency conversion may adversely affect our business and results of operations and our ability to remit dividends.

Conversion and remittance of foreign currencies are subject to the Chinese foreign exchange regulations. It cannot be guaranteed that under a certain exchange rate, we shall have sufficient foreign exchange to meet our foreign exchange needs. Under the Chinese current foreign exchange control system, foreign exchange transactions under the current account conducted by us, including the payment of dividends, do not require advance approval from the SAFE, but we are required to present relevant documentary evidence of such transactions and conduct such transactions at designated foreign exchange banks within the PRC that have the licenses to carry out foreign exchange business. Foreign exchange transactions under the capital account, however, normally need to be approved by or registered with the SAFE or its local branch unless otherwise permitted by law. The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Any insufficiency of foreign exchange may restrict our ability to obtain sufficient foreign exchange for dividend payments to shareholders or satisfy any other foreign exchange obligation. If we fail to obtain approvals from the SAFE to convert RMB into any foreign exchange for any of the above purposes, our potential offshore capital expenditure plans and even our business may be materially and adversely affected.

The enforcement of Chinese labor contract law, social insurance law and other labor related regulations may materially affect our business, financial condition and results of operations.

Pursuant to Chinese Labor Contract Law, or the Labor Contract law, effective in January 2008 and amended in July 2013, and its implementation rules that became effective in September 2008, employers are subject to strict requirements in terms of signing labor contracts, minimum wages, paying remuneration, overtime working hours limitations, determining the term of employees’ probation and unilaterally terminating labor contracts. In the event that we decide to terminate the employment of some of our employees or otherwise change our employment or labor practices, the Labor Contract Law and its implementation rules may limit our ability to effect those changes in a desirable or cost-effective manner, which could adversely affect our business and results of operations. In addition, as our operating results vary due to the seasonality of our products and are historically stronger in the second half of the year, these seasonality fluctuations may affect our related labor arrangements and our production employees of our PRC subsidiaries may have to work overtime to satisfy customer demand during periods of increased production activity. If we were found to be in violation with the overtime working hours limitations as stipulated in the PRC Labor Law, it may subject us to a fine that ranges from RMB100 to RMB500 per person from local government authorities and we may be requested to take rectification measures to reduce the overtime working hours of our production employees. On October 28, 2010, the Standing Committee of the National People’s Congress promulgated Chinese Social Insurance Law, or the Social Insurance Law, which became effective on July 1, 2011. According to the Social Insurance Law, employees must participate in pension insurance, work-related injury insurance, medical insurance, unemployment insurance and maternity insurance and the employers must, together with their employees or separately, pay the social insurance premiums for such employees. As the interpretation and implementation of the Labor Contract Law, the Social Insurance Law and other labor related regulations (the “labor-related laws and regulations”) are still evolving, we cannot assure you that our employment practice do not and will not violate labor-related laws and regulations in the PRC, which may subject us to labor disputes or government investigations. If we are deemed to have violated relevant labor-related laws and regulations, we could be required to provide additional compensation to our employees and our business, financial condition and results of operations could be materially and adversely affected.

Present or future environmental, safety and occupational health laws and regulations in the PRC may have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to certain PRC laws and regulations relating to environmental, safety and occupational health matters. Under these laws and regulations, we are required to maintain safe production conditions and to protect the occupational health of our employees. While we have conducted periodic inspections of our operating facilities and carry out equipment maintenance on a regular basis to ensure that our operations are in compliance with applicable laws and regulations, we cannot assure you that we will not experience any material accidents or worker injuries in the course of our manufacturing process in the future. In addition, our manufacturing process produces pollutants such as wastewater, noise, smoke and dust. The discharge of wastewater and other pollutants from our manufacturing operations into the environment may give rise to liabilities that may require us to incur costs to remedy such discharge. We cannot assure you that all situations that will give rise to material environmental liabilities will be discovered or any environmental laws adopted in the future will not materially increase our operating costs and other expense. Should the PRC impose stricter environmental protection standards and regulations in the future, we cannot assure you that we will be able to comply with such new regulations at reasonable costs, or at all. Any increase in production costs resulting from the implementation of additional environmental protection measures and/or failure to comply with new environmental laws or regulations may have a material adverse effect on our business, financial condition or results of operations

Inflation in the PRC could negatively affect our profitability and growth.

Economic growth in the PRC has, during certain periods, been accompanied by periods of high inflation, and the Chinese government has implemented various policies from time to time to control inflation. For example, the Chinese government introduced measures in certain sectors to avoid overheating of the Chinese economy, including increasing interest rates and capital reserve thresholds at Chinese commercial banks. The effects of the stimulus measures implemented by the Chinese government since the global economic crisis that commenced in 2008 and the continued growth in the overall economy since then have resulted in sustained inflationary pressures. If these inflationary pressures continue and are not mitigated by Chinese government measures, our cost of sales will likely increase and our profitability could be materially reduced, as there is no assurance that we would be able to pass any cost increases onto our customers

PRC regulations relating to the establishment of offshore special purpose companies by PRC domestic residents may subject our PRC resident beneficial owners to personal liability, limit our ability to inject capital into our PRC subsidiaries, limit our subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” promulgated by SAFE on October 21, 2005. SAFE Circular 37 (the “SAFE Notice”) requires PRC residents to register with local branches of SAFE regarding their direct establishment or indirect control of an offshore entity, for overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle” (the “SPV”). SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. Under the SAFE Notice, failure to comply with the registration procedures set forth above could result in liability under Chinese law for foreign exchange evasion and may result in penalties and legal sanctions, including fines, the imposition of restrictions on a Chinese subsidiary’s foreign exchange activities and its ability to distribute dividends to the SPV, its ability to pay the SPV proceeds from any reduction in capital, share transfer or liquidation in respect of the Chinese subsidiary and the SPV’s ability to contribute additional capital into or provide loans to the Chinese subsidiary. After consultation with China counsel, we do not believe that any of our PRC domestic resident stockholders are subject to the SAFE registration requirement. However, we cannot provide any assurances that all our stockholders who are PRC residents will not be required to make or obtain any applicable registrations or approvals required by these SAFE regulations in the future. The failure or inability of our PRC resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or obtain foreign-exchange-dominated loans to our company.

As it is uncertain how the SAFE regulations will be interpreted or implemented, we cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operations and financial condition. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the SAFE regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

We may be subject to fines and legal sanctions by SAFE or other PRC government authorities if we or our employees who are PRC citizens fail to comply with PRC regulations relating to employee stock options granted by offshore listed companies to PRC citizens.

On March 28, 2007, SAFE promulgated the Operating Procedures for Foreign Exchange Administration of Domestic Individuals Participating in Employee Stock Ownership Plans and Stock Option Plans of Offshore Listed Companies, or Circular 78. Under Circular 78, Chinese citizens who are granted share options by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with SAFE and complete certain other procedures, including applications for foreign exchange purchase quotas and opening special bank accounts. We and our Chinese employees who have been granted share options are subject to Circular 78. Failure to comply with these regulations may subject us or our Chinese employees to fines and legal sanctions imposed by SAFE or other PRC government authorities and may prevent us from further granting options under our share incentive plans to our employees. Such events could adversely affect our business operations.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of Mid-Heaven Sincerity International Resources Investment Co., Ltd constitutes a Round-trip Investment without the PRC Ministry of Commerce (“MOFCOM”) approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Merger and Acquisition of Domestic Companies by Foreign Investors (the “2006 M&A Rules”), which became effective on September 8, 2006. According to the 2006 M&A Rules, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned, directly or indirectly, by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s) and their PRC affiliates. Under the 2006 M&A Rules, any Round-trip Investment must be approved by the MOFCOM. The application of the 2006 M&A Rules with respect to the definition of Round-trip Investment remains unclear with no consensus currently existing among the leading PRC law firms regarding the definition, scope of the applicability of the MOFCOM approval.

We acquired 100% capital stock of Mid-Heaven Sincerity International Resources Investment Co., Ltd (the “MHS Acquisition”), Qinghai Technology was a PRC business whose stockholders were PRC individuals and a PRC entity, of which Mr. Mao, our current Chairman, was the controlling stockholder. The PRC regulatory authorities may take the view that the MHS Acquisition could be part of a Round-trip Investment. We have consulted the PRC legal counsel of Qinghai Technology who believes that the MHS Acquisition did not violate any PRC law, which would include the 2006 M&A Rules. We, however, cannot assure you that the PRC regulatory authorities, MOFCOM, may take the same view as the PRC legal counsel. If the PRC regulatory authorities take the view that the MHS Acquisition constitutes a Round-trip Investment under the 2006 M&A Rules, we cannot be assured that we may be able to obtain the approval required from MOFCOM.

If the PRC regulatory authorities take the view that the MHS Acquisition constitutes a Round-trip Investment without MOFCOM approval, they could invalidate our acquisition and ownership of . Additionally, the PRC regulatory authorities may take the view that the MHS Acquisition constitutes a transaction which requires the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained. We believe that if this takes place, we may be able to find a way to re-establish control of Qinghai Technology’s business operations through a series of contractual arrangements rather than an outright purchase of Qinghai Technology. We cannot assure you that such contractual arrangements will be protected by PRC law or that we can receive as complete or effective economic benefit and overall control of Qinghai Technology’s business than if the Company had direct ownership of Qinghai Technology. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of Qinghai Technology, our corporate structure the control asserted by the shareholders in the United States will be materially adversely affected.

Risks Related to an Investment in our Stock.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential investors could lose confidence in our financial reporting, which could harm our business and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to annually furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment by our principal executive officer and our principal financial officer on the effectiveness of our internal control over financial reporting, including a statement as to whether our internal control over financial reporting is effective as of the end of our fiscal year. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. Performing the system and process documentation and evaluation needed to comply with Section 404 are both costly and challenging. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. We cannot provide assurance that we will not fail to achieve and maintain an effective internal control environment on an ongoing basis, which may cause investors to lose confidence in our reported financial information and have a material adverse effect on the price of our common stock.

We are responsible for the indemnification of our officers and directors.

Our Bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against costs and expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. Consequently, we may be required to expend substantial funds to satisfy these indemnity obligations.

We may not pay any cash dividends in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay, or may be unable to pay, any dividends. We intend to retain all earnings for our company’s operations.

The market price for our common stock may be volatile and subject to wide fluctuations, which may adversely affect the price at which you can sell our shares.

The market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly operations results;

●	filing of a class action lawsuit against us and certain of our current and former officers;

●	changes in financial estimates by securities research analysts;

●	conditions in foreign or domestic fertilizer and agricultural markets;

●	changes in the economic performance or market valuations of other companies in the same industry;

●	announcements by us or our competitors of new products, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	fluctuations of exchange rates between the RMB and the U.S. dollar;

●	intellectual property litigation;

●	general economic or political conditions in the PRC; and

●	Other events or factors, many of which are beyond our control.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of companies. These market fluctuations may also materially and adversely affect the market price of our stock, regardless of our actual operating performance.

We will require additional financing in the future and our operations could be curtailed if we are unable to obtain required additional financing when needed.

We will need to obtain additional equity or debt financing to fund future capital expenditures. Additional equity will result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

●	limit our ability to pay dividends or require us to seek consent for the payment of dividends;

●	increase our vulnerability to general adverse economic and industry conditions;

●

require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and

●	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

The interests of our controlling shareholder who exerts significant influence over us may conflict with ours.

As of May 1, 2019, our largest shareholder, Mao Zhang, directly and indirectly owned 45.08% of our issued and outstanding common stock. Mr. Zhang is also the controlling stockholder of Qinghai Mining and its General Manager. The interests of Mr Zhang and Qinghai Mining may conflict or even compete with our interests and those of our public shareholders. Mr Zhang may take actions that are in the interest of Qinghai Mining, its stockholders and other related entities to our detriment. For example, Mr. Zhang may seek to influence Qing Hi Tech’s purchasing and pricing of brine, payments to Qinghai Mining’s officers and directors which will impact its margins and capital expenditure programs and thus may adversely affect our future prospects and financial condition.

In addition, Qinghai Mining is our exclusive source of raw and supplemental materials necessary for our operations. It would be difficult, if not impossible, to find an alternative source for the raw materials that we receive from Qinghai Mining. Our cost of operations would substantially increase if Qinghai Mining are unable to continue providing such raw materials to us.

We have a limited public market for our shares of common stock and you may not be able to resell our shares at or above the price you paid, or at all.

There is a limited public market for our common stock in the OTC (Grey) market. We intend to apply for quotation on the OTCBB or OTCBB through a market maker; however, there can be no assurance that our common stock will ever be quoted on any quotation service. In order to be eligible for trading on the OTCBB and OTCQB we must a market maker file an application with FINRA to have our common stock quoted on the OTCBB and the OTCQB and remain current in our filings with the Securities and Exchange Commission. In order to be eligible for the OTCQB we must have a minimum bid price of $0.01, have at least 50 beneficial stockholders, each owning at least 100 shares, have a freely traded public float of at least 10% of our issued and outstanding shares of Common Stock or qualify from an exemption thereof and pay initial listing fees. We cannot assure you that an active public market for our common stock will develop or that the market price of our shares will not decline below the public offering price. The public offering price of our shares may not be indicative of prices that will prevail in the trading market following the offering.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Future sales of substantial amounts of the shares of common stock by existing stockholders could adversely affect the price of our common stock.

If our existing shareholders sell substantial amounts of the shares following this offering, the market price of our common stock could fall. Such sales by our existing shareholders might make it more difficult for us to issue new equity or equity-related securities in the future at a time and place we deem appropriate. The shares of common stock offered in this offering will be eligible for immediate resale in the public market without restrictions. All remaining shares, which are currently held by our existing shareholders, may be sold in the public market in the future subject to the lock-up agreements and the restrictions contained in Rule 144 under the Securities Act. If any existing shareholders sell a substantial number of shares, the prevailing market price for our shares could be adversely affected.

The financial and operational projections that we may make from time to time are subject to inherent risks.

The projections that we provide herein or our management may provide from time to time (including, but not limited to, those relating to potential peak sales amounts, timelines, production and supply matters, commercial launch dates, and other financial or operational matters) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, regulatory, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There may be differences between actual and projected results, and actual results may be materially different from than those contained in the projections. The inclusion of the projections in this prospectus should not be regarded as an indication that we, our management, or their representatives considered or consider the projections to be a guaranteed prediction of future events, and the projections should not be relied upon as such.

Our management collectively owns a substantial majority of our common stock.

Collectively, our officers, our directors and other stockholders own or exercise voting and investment control of approximately 91% of our outstanding common stock. As a result, investors may be prevented from affecting matters involving our company, including:

●	the composition of our Board of Directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

●	any determinations with respect to mergers or other business combinations;

●	our acquisition or disposition of assets; and

●	our corporate financing activities.

Furthermore, this concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of stockholders.

If securities or industry analysts do not publish research or reports about us, our business or our market, or if they make and then change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

The trading market for our common stock, should it develop, may be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us was to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

Item 1B. Unresolved Staff Comments

Not required.

Item 2. Properties

There is no private ownership of land in China. All land is owned by the PRC government on behalf of all Chinese citizens or collectively owned by farmers. Land use rights can be granted or transferred with or without consideration upon approval by the PRC State Land Administration Bureau or its authorized branches.

Our principal executive offices are located at 60 East Ren-Min Road, Dachaidan, (Da Qaidam Administrative Committee), XaiXi, Qinghai Province 817000. The office space is approximately 1950 square meters (square feet). We have the land use rights to use 9,670 square meters, for a term of 50 years until 31/03/2029 for a yearly payment of RMB 40,516.

Through Qinghai Technology, we own the land use rights for an approximately 547330.6_ square meters (20,989 square feet) in our production facilities that manufacture and store boric acid and related products.

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

	2018		2017
	High	Low	High	Low
First Quarter (through March 31)	$.05	.0001	$0.0001	$0.0001
Second Quarter (through June 30)	.0005	.0001	0.0005	0.0001
Third Quarter (through September 30)	.001	.0001	0.0005	0.0001
Fourth Quarter (through December 31)	.01	.0001	0.0001	0.0001

Holders of Record

On June 30, 2018, there were approximately 56 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

As a result of the Stock Sale, our business changed as the operations of our Plate Heat Exchangers segment were sold.  We currently operate the Heat Pump (“HP”) operating segment which has limited continuing operations in its operating subsidiaries and its business primarily consists of winding down existing businesses, selling inventory, collecting receivables and making arrangements for final payments to our former employees. As a result of the decision to seek bankruptcy protection for SmartHeat Pump, as discussed in more depth below, we are examining strategic alternatives for our business, which includes seeking another operating company to merge its operations with us.

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
SmartHeat (Shanghai) Trading Co., Ltd.
Beijing SmartHeat Jinhui Energy Technology Co., Ltd.

During the year ended December 31, 2016, the management of SmartHeat Pump decided to seek bankruptcy protection in China due to the slowdown of the business and liabilities exceeding assets. Management determined the business could not be operated profitably in the future. SmartHeat Pump filed bankruptcy documents with the proper authorities in China. Management expects the bankruptcy process to last between one to two years before obtaining the final approval is obtained from the court.  Accordingly, the Company reclassified SmartHeat Pump business as a discontinued operation and made an impairment reserve for its assets including accounts receivable, other receivables, advance to suppliers, inventory, deferred tax assets, fixed assets and intangible assets.

On December 31, 2018 (the "Closing Date"), the Company entered into a Share Exchange Agreement and Plan of Reorganization, as amended January 24, 2019 (the “Share Exchange Agreement”) with Mid-Heaven Sincerity International Resources Investment Co., Ltd (Mid-heaven BVI) and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all of the shareholders of Mid-heaven BVI (the “Mid-heaven Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Mid-heaven BVI delivered all of the issued and outstanding shares of capital stock of Mid-Heaven BVI to SmartHeat, in exchange for the issuance of 106,001,971 shares of SmartHeat’s Common Stock. Mid-heaven BVI, through two subsidiaries, Qinghai Mid-Heaven Sincerity Technology Co., Ltd (“Sincerity”) and Qinghai Mid-Heaven Sincerity Salt-Lake R&D Co., Ltd (“Salt-Lake”) owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Qinghai Technology”).

The Acquisition was structured as a tax-free reorganization. As a result of the share exchange agreement, Mid-heaven BVI’s shareholders own approximately 57% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Mid-heaven BVI.

The main operating entity, Qinghai Technology was incorporated on December 18, 2018. The business of Qinghai Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded on March 6, 2001, and manufactures and wholesales boric acid and related compounds for industrial and consumer usage. Qinghai Technology obtains its raw material minerals exclusively from Qinghai Mining and currently processes boric acid by crushing and processing ore.

Principal Factors Affecting Our Financial Performance

The economic conditions our subsidiaries faced in recent years, made it impossible for them to pay dividends to our US parent company, which depends upon such dividends to meet its financial obligations. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, the Company’s PRC subsidiaries are required to take certain reserves as detailed in Note 14 to our financial statements. As a result, we sought alternative sources of capital for our US parent company. On July 27, 2012, we entered into a secured, revolving credit facility with Northtech Holdings Inc., a British Virgin Islands (“BVI”) corporation owned by certain members of our former management, James Wang, Rhett Wang and Wen Sha. Jane Ai, our Corporate Secretary, is also a part owner of Northtech. As amended on December 21, 2012, the Credit Agreement provides for borrowings of up to $2,500,000 with any amounts borrowed due on April 30, 2014. Borrowings under the Credit Agreement are secured by 55% of the equity interest in each of our wholly, directly-owned subsidiaries and are repayable, at our option, in shares of our common stock. On December 21, 2012, we repaid $1,300,000 of the $1,384,455 outstanding under the Credit Agreement with 1,300,000 restricted shares of our common stock, approximately 22.67% of our total issued and outstanding shares of Common Stock, as authorized by the Credit Agreement and approved by our shareholders. On June 25, 2013, the Board approved second amendment to the credit and security agreement and on August 23, 2013, we entered into second amendment to the credit and security agreement with Northtech, which redefined the “base rate”, and adjusted the base rate to 10%, compounded quarterly, effective January 1, 2013. On March 26, 2014, we gave notice to Northtech pursuant to the terms of the Credit and Security Agreement between the Company and Northtech, dated July 27, 2012, as amended, extending the maturity date on the Credit Agreement from April 30, 2014 to January 31, 2015. On July 14, 2014, we entered the third amendment to the Credit Agreement with Northtech; the Amendment modifies the definition of “Average Share Price” in the Credit Agreement to decrease the minimum and maximum values for the “Average Share Price,” by 20% each from $0.50 to $0.40 and from $3.50 to $2.80, respectively. The Amendment also increases the maximum line which may be borrowed under the Credit Agreement from $2,500,000 to $3,250,000 and extends the maturity date for amounts borrowed from April 30, 2014 to October 31, 2015.  On December 28, 2015, we entered into the Fourth Amendment to the Credit and Security Agreement dated July 27, 2012, (as first amended on December 21, 2012 and subsequently amended on August 23, 2013, and July 14, 2014, between the Company and Northtech).  The Amendment provides that we will repay $1,600,000 of the outstanding principal and Northtech will extend the maturity date to July 31, 2016 for an extension fee of $100,000, 1,500,000 shares of common stock of SmartHeat, par value $.001 per share, which shall be restricted stock and a 10% Convertible Preferred Stock of its wholly owned subsidiary Heat HP, Inc. (“Heat HP”) representing 20% of the voting power of Heat HP, having a conversion, redemption and liquidation value of $1,000,000 and a 10% cumulative dividend accruing and payable quarterly ($25,000 per quarter).  In addition, the parties agreed to adjust the minimum conversion/exchange price in the Amendment from $.40 to $.20 per share and the maximum conversion/exchange price from $2.80 to $1.40 to reflect the current market conditions of the stock.  The new maximum credit line was reduced to $2,500,000.  On July 31, 2016, the Company entered into the Fifth Amendment to the Credit and Security Agreement between the Company and Northtech. The Amendment increased the maximum credit line of the Credit Agreement to $3,500,000 and extended the maturity dated to October 31, 2017.  The Company agreed to pay to Northtech an amendment fee of $80,000 payable in 400,000 restricted shares of the Company’s Common Stock valued at $0.20 per share.  The Amendment received the approval of a majority of shareholders of the Company in a vote held at the meeting of the stockholders on September 10, 2016.

On June 14, 2018, SmartHeat entered into the Sixth Amendment (the “Amendment”) to the Credit and Security Agreement dated July 27, 2012, as amended (the “Credit Agreement”), between the Company and Northtech. In October of 2017, The Company entered into negotiations with Northtech to restructure the terms of the Credit Agreement. On October 31, 2017 the Credit Line was not extended, and the parties continued negotiations.  The parties agreed that Northtech will convert all outstanding interest and principal due under the Credit Agreement into the Company's common stock at $.065 per share, which was a premium of $.0649 to the thirty-day average closing price of the Company's common stock of $.0001 per share.  In addition, the parties agreed to reduce the maximum credit line under the Credit Agreement to $1,000,000 and extended the maturity date to December 31, 2018. Further conversion of any outstanding principal and interest under the Credit Agreement will be based on conversion price subject to a minimum of $.065 per share and a maximum of $.50 per share. As a result of the entering into the Amendment, the Company issued Northtech 71,283,000 restricted shares of its common stock which resulted in Northtech and Mr. Jimin Zhang, sole stockholder and director of Northtech, holding approximately 95% of all of the issued and outstanding common stock of the Company after giving effect to the transaction. Upon the issuance of the common stock to Northtech, the total interest and principal of $4,633,395 due to Northtech was reduced to zero.

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

Since we decided to seek bankruptcy protection for our primary operating subsidiary, SmartHeat Pump, we have little if any operations, and we completed a reverse merger with Mid-heaven BVI on December 31, 2018.

Related Party Transactions

Qinghai Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company), and received no-interest short-term advances from Qinghai Mining. As of December 31, 2018 and 2017, total due to Qinghai Mining was $3.88 million and $2.73 million, respectively.

Qinghai Technology used equipment that belongs to Qinghai Province DaChaiDan ZhongTian Resources Development Co., Ltd (“Zhongtian Resources”, owned by two major shareholders of the Company). The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company, and was included in the Company’s cost of sales. Due to Zhongtian Resources resulting from using its equipment was $0.11 million and $0.07 million at December 31, 2018 and 2017, respectively.

Qinghai Technology purchased raw material sulfuric acid from DaChaiDan SanXin Industrial Company Ltd (“SanXin”). Outstanding payable balance to SanXin at December 31, 2018 and 2017 was $0.13 million and $0.12 million, respectively. SanXin is a non-related party company; however, Qinghai Mining assumed all the payables that Qinghai Technology owed to SanXin at December 31, 2018 and 2017 under a Debt Offset Agreement between the Company, Qinghai Mining and SanXin.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”, 90% owned by the son of the Company’s major shareholder). For the years ended December 31, 2018 and 2017, the Company’s sales to Dingjia was $1.52 million and $4.02 million, respectively. At December 31, 2018 and 2017, outstanding receivables from Dingjia was $4.06 million and $5.28 million, respectively.

Qinghai Technology, Qinghai Mining, Zhongtian Resources and Dingjia entered a Debt Offset Agreement, in which, Qinghai Mining assumed the outstanding payable balance of Qinghai Technology to Zhongtian at December 31, 2018 and 2017, and Qinghai Technology transferred the outstanding receivable balance from Dingjia to Qinghai Mining. With execution of the Debt Offset Agreement, the Company had $54,976 net due to Qinghai Mining at December 31, 2018, and $2,350,061 net due from Dingjia at December 31, 2017.

In addition, at December 31, 2018, the Company had $255,233 due to another major shareholder of the Company, resulting from the certain of the Company’s operating expenses such as legal and audit fees that were paid by this major shareholder on behalf of the Company. This short term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of December 31, 2018 and 2017:

		2018	2017
	Related party name
Due from	Dingjia	$4,058,148	$5,277,995
Due to	Qinghai Mining	(3,878,896)	(2,731,102)
Due to	Zhongtian Resources	(106,345)	(74,490)
Due to	SanXin (debts assumed by Qinghai Mining)	(127,883)	(122,342)
Due to	A major shareholder	255,233	-
Due from (to), net		$(310,209)	$2,350,061

Significant Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements (“CFS”), we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

Our CFS are prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP.

Principles of Consolidation

For the year ended December 31, 2018, the accompanying CFS include the accounts of SmartHeat’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange; and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” For the year ended December 31, 2017, the accompanying CFS include the accounts of Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology as a result of reverse merger of SmartHeat by Mid-heaven BVI. All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, we had bad debt allowances for accounts receivable of $1.78 million and $0 at December 31, 2018 and 2017, respectively.

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

Deferred Income

Deferred income consists primarily of government grants and subsidies for supporting the Company’s technology innovation and transformation of boric acid, lithium and magnesium sulfate projects. The Company uses most of the subsidies to purchase machinery and equipment. Deferred income is amortized to revenue (other income) over the life of the assets for which the grant and subsidy was used for. Subsidies for declared project fund require government inspection to ensure proper use of the funds for the designated project.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance effective January 1, 2018. The Company will evaluate the impact of adopting this standard prospectively upon any transactions of acquisitions or disposals of assets or businesses.

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

In June 2018, the FASB issued ASU 2018-07, "Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. The Company is evaluating the effects of the adoption of this guidance and currently believes it will impact the accounting of the share-based awards granted to non-employees.

SEC Disclosure Update and Simplification

In August 2018, the SEC issued Securities Act Release No. 33-10532 that amends certain disclosure requirements, including extending to interim periods the annual requirement to disclose changes in stockholders’ equity. Under the new requirements, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule was effective in November 2018. The Company adopted the final rule and includeed a reconciliation of the changes in stockholders' equity in its Form 10-Q for the quarter that is after the year ending December 31, 2018.

Results of Operations

Year ended December 31, 2018 Compared to year ended December 31, 2017

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2018	% of Sales	2017	% of Sales
Sales	$6,029,147		$7,265,955
Cost of goods sold	5,147,641	85.4%	6,096,248	83.9%
Gross profit	881,506	14.6%	1,169,707	16.1%
Selling expenses	294,892	4.9%	206,290	2.8%
General and administrative expenses	254,865	4.2%	363,189	5.0%
Operating expenses	549,757	9.1%	569,479	7.8%
Income from operations	331,749	5.5%	600,228	8.3%
Other income (expenses), net	229,069	3.8%	15,248	0.2%
Income before income taxes	560,818	9.3%	615,476	8.5%
Income tax expense	84,123	1.4%	92,321	1.3%
Net income	$476,695	7.9%	$523,155	7.2%

Sales

Sales for 2018 and 2017 was $6,029,147 and $7,265,955, respectively, a decrease of $1,236,808 or 17.0%. For the years ended December 31, 2018 and 2017, the Company’s sales to Dingjia, a related party company 90% owned by the son of the major shareholder of the Company, was $1.52 million and $4.02 million, respectively. The decrease of sales was due to decreased demand to our products resulting from 1) China’s national macro-policy on economic transformation and improving environment protection and production safety, some of our small business customers were impacted by the policy and stopped the operation or even closed down, and 2) closed our own production facility in January and February for internal improvements on the environmental protection.

Cost of Sales

Cost of sales (“COS”) for 2018 and 2017 was $5,147,641 and 6,096,248, respectively, a decrease of $948,607 or 15.6%. The decrease was mainly due to the decrease of sales. The COS as a percentage of sales was 85.4% for the year ended December 31, 2018 compared with 83.9% for 2017.

Gross profit

The gross profit for 2018 and 2017 was $881,506 and $1,169,707, respectively, a decrease of $288,201 or 24.6%. The profit margin was 14.6% for 2018 compared to 16.1% for 2017, the decrease in profit margin was mainly due to the overall inflation in China which also impacted our operation costs such as increased purchase price of sulfuric acid, transportation cost and winter heating fee, etc.

Operating expenses

Selling expenses consist mainly of salary and freight. Selling expense were $294,892 for 2018, compared to $206,290 for 2017, an increase of $88,602 or 43.0%, mainly resulting from increased freights expense by $66,279 and increase salary expenses by $18,134.

General and administrative expenses consist mainly of R&D, office, welfare, business meeting, maintenance, and utilities. General and administrative expenses were $ 254,865 for 2018, compared to $363,189 for 2017, a decrease of $108,324 or 29.8%, mainly resulting from decreased maintenance expenses by $63,440, decreased office expense by $11,111, decreased R&D expense by $13,584 and decreased other expense by $20,189.

Non-operating income (expenses), net

Net non-operating income was $229,069 for 2018, compared to net non-operating income of $15,248 for 2017, an increase of other income of $213,821 or 1,402.3%. The increase was mainly due to increased government subsidy by $197,263 and decreased financial expense by $16,558.

Government provides certain grants and subsidies for supporting the Company’s technology innovation and transformation of boric acid, lithium and magnesium sulfate projects. The Company uses most of the subsidies to purchase machinery and equipment, which is amortized to revenue (other income) over the life of the assets for which the grant and subsidy was used for. Subsidies for declared project fund require government inspection to ensure proper use of the funds for the designated project.

Net Income

We had a net income of $476,695 for 2018, compared to net income of $523,155 for 2017, a decrease of $ 46,460 or 8.9%. The decrease in our net income mainly resulted from the decrease sales as describe above despite increased subsidy income.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and equivalents of $0.16 million. Working capital deficit was $6.77 million at December 31, 2018. The ratio of current assets to current liabilities was 0.29:1 at December 31, 2018.

The following is a summary of cash provided by or used in each of the indicated types of activities during 2018 and 2017:

	2018	2017
Cash provided by (used in):
Operating activities	$(2,374,622)	$1,210,649
Investing activities	$160,244	$(411,751)
Financing activities	$2,377,523	$(798,898)

Net cash used in operating activities was $2,374,622 for 2018, compared to net cash provided by operating activities of $1,210,649 in 2017. The increase of cash outflow from operating activities for 2018 was principally attributable to increased cash outflow from inventory by $2,270,106, increased cash outflow from accounts payable by $968,146, and increased cash outflow from unearned revenue by $408,972, which was partly offset by increased cash inflow from accrued liabilities and other payable by $248,362.

Net cash flow provided by investing activities was $160,244 for 2018 compared to net cash used in investing activities of $411,751 in 2017. The net cash provided by investing activities in 2018 consisted of cash received from acquisition of SmartHeat by Mid-Heaven BVI of $163,145, offset with cash paid for purchase of property and equipment of $2,901. The net cash used in financing activities in 2017 consisted of purchase of property and equipment of $411,751.

Net cash provided by financing activities was $2,377,523 for 2018, compared to net cash used in financing activities of $798,898 in 2017. The net cash provided by financing activities in 2018 consisted of increase in due to related party of $2,377,523. The net cash used in financing activities in 2017 consisted of decrease in due to related party of $798,898.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Acting Chief Accountant, our principal executive officer and acting principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Acting Chief Accountant, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Acting Chief Accountant concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Acting Chief Accountant, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018, because of a material weakness related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Mao Zhang	73	Chairman of Board of Directors; General Manager of Qinghai Technology
Jimin Zhang	53	Chief Executive Officer and Director
Kenneth Scipta	76	Director
Xing Hai Li	56	Director
Liguo Zhang	53	Director

Mao Zhang, is the Chairman of the Board of Smartheat and General Manager of Qinghai Technologynology. Mr. Zhang has been the General Manager of Qing Hai Mid-Heaven Boron & Lithium Mining Company, Ltd. (“Qing Hai Mining”) Since its inception on March 6, 2001. Mr. Zhang also serves as the Vice Chairman of the Boron Chemical Branch of China Inorganic Salts Industry Association. Mr. Zhang was selected to serve as a director on our Board due to his broad industry experience and prior leadership experience at Qinghai Technology.

Jimin Zhang, is the Chief Executive Officer and a director of Smartheat. For the past five years Mr. Zhang has been the managing director of the Zhang’s family office. Since March of 2018, Mr. Zhang served as a financial and operations consultant to Qing Hai Mining and supervised the carve out of Qinghai Technology o from Qing Hai Mining. Mr. Zhang is the Managing Director of Northtech Holdings, Inc., the former majority stockholder and former creditor of Smartheat. Mr. Zhang was selected to serve as a director on our Board due to his financial industry experience and experience as an investor.

Xing Hai Li, serves as a director of Smartheat. For the past five years Mr. Li has been a professor at Central South University of China’s School of Metallurgy and Environment where he has published numerous articles on materials, lithium ion batteries, metallurgical engineering, electrochemistry and conductivity. Mr. Li was selected to serve as a director on our Board due to his broad industry experience and expertise in the lithium production methods.

Liguo Zhang, serves as a director of Smartheat. For the past five years Mr. Zhang has served as a managing partner of the Guo Feng Law Firm where he practices corporate and securities law. Mr. Zhang was selected to serve as a director on our Board due to his experience with the corporate and securities laws in the PRC and his legal experience relating to mining, real estate and chemical production.

Kenneth Scipta, director, was appointed to our Board of Directors and as Chairman of our Audit Committee on July 10, 2012 and as our President on November 29, 2016. Mr. Scipta, a certified public accountant, has over 35 years of relevant accounting experience, and has served on several boards of directors. From 1993 to 1996, Mr. Scipta was the president and a board member of Mid-West Springs Manufacturing Company, a NASDAQ traded company, where he was responsible for day to day operations, planning, administration and financial reporting. Upon Mr. Scipta’s resignation he assumed the duties of president of the special products division, which included catalog sales, die springs and the development of international sales. Previously, from 1979-1993, Mr. Scipta served in various positions such as president, vice president of finance and vice president of sales and marketing for Mid-West’s primary subsidiary. From 1998 to 2006, Mr. Scipta was the chief executive officer and a board member of First National Entertainment Company, a multi-million-dollar company traded on NASDAQ. Mr. Scipta was selected to serve as a director on our Board due to his prior experience as our audit committee chairman, qualification as a certified public accountant and financial leadership experience.

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

Audit Committee and Audit Committee Financial Expert

We have established a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Messrs. Scipta, Li, and Liguo Zhang, each of whom is an independent director. Mr. Scipta, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our Board of Directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. As more fully described in its charter, a copy of which is available on our website at www.smartheatinc.com, the functions of the Audit Committee include the following:

●	Appointment of independent auditors, determination of their compensation and oversight of their work;

●	Review the arrangement for and scope of the audit by independent auditors;

●	Review the independence of the independent auditors;

●	Consider the adequacy and effectiveness of the internal controls over financial reporting;

●	Pre-approve audit and non-audit services;

●	Establish procedures regarding complaints relating to accounting, internal accounting controls, or auditing matters;

●	Review and approve any related party transactions;

●	Discuss with management our major financial risk exposures and our risk assessment and risk management policies; and

●	Discuss with management and the independent auditors our draft quarterly interim and annual financial statements and key accounting and reporting matters.

Code of Ethics

Our Board of Directors has adopted a Code of Conduct, which applies to all of our directors, officers and employees that constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act. The purpose of the Code of Conduct is to promote honest and ethical conduct. The Code of Conduct is posted on our website located at www.smartheatinc.com and is available in print, without charge, upon written request to SmartHeat Inc. 60 East Ren-Min Road, Dachaidan, (Da Qaidam Administrative Committee), XaiXi, Qinghai Province 817000. We intend to disclose any future amendments to our Code of Conduct, and any waivers of provisions of the Code of Conduct required to be disclosed under the rules of the SEC, on our website.

Corporate Governance Guidelines

The Board has adopted corporate governance guidelines to assist and guide its members in the exercise of its responsibilities. These guidelines should be interpreted in accordance with any requirements imposed by applicable federal or state law or regulation and our certificate of incorporation and bylaws. Our corporate governance guidelines are available on our website. Although these corporate governance guidelines have been approved by the Board, it is expected that these guidelines will evolve over time as customary practice and legal requirements change. In particular, those guidelines that encompass legal, regulatory or exchange requirements as they currently exist will be deemed to be modified as and to the extent that such legal, regulatory or exchange requirements are modified. In addition, the guidelines may also be amended by the Board at any time as it deems appropriate.

Board and Committee Meetings

The Board meets on a regularly scheduled basis during the year to review significant developments affecting us and to act on matters requiring their approval. It also holds special meetings when important matters require action between scheduled meetings. Members of senior management regularly attend meetings to report on and discuss their areas of responsibility. During 2018, the Board held four meetings. The Board has three standing committees:

●	the audit committee, which held four meetings in 2018;

●	the compensation committee, which held no meetings in 2018; and

●	the nominating and corporate governance committee, which held no meetings in 2018.

Each of the incumbent directors of the Board attended at least 75% of the aggregate of all meetings of the Board and meetings of committees of our Board upon which they served (during the periods that they served) during 2019.

Annual Meeting Attendance

It is our policy that members of our Board are encouraged to attend annual meetings of our stockholders.

Committees

Our bylaws provide that the Board may delegate responsibility to committees. The Board has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. The Board has also adopted a written charter for each of the three standing committees. Each committee charter is available in the corporate governance section of our website at http://ir.hubspot.com/investors/corporate-governance.

Audit Committee

Messrs. Scipta, Li, and Liguo Zhang currently serve on the audit committee, which is chaired by Mr. Scipta. The Board has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined under Rule 10A-3 of the Exchange Act. Mr. Scipta meets the requirements for financial literacy under the applicable rules and regulations of the SEC. The Board has designated Mr. Scipta as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

The audit committee’s responsibilities include:

●	overseeing the work of our independent registered public accounting firm;

●	approving the hiring, discharging and compensation of our independent registered public accounting firm;

●	approving engagements of the independent registered public accounting firm to render any audit or permissible non-audit services;

●	reviewing the qualifications and independence of the independent registered public accounting firm;

●	monitoring the rotation of partners of the independent registered public accounting firm on our engagement team as required by law;

●	reviewing our consolidated financial statements and reviewing our critical accounting policies and estimates;

●	reviewing the adequacy and effectiveness of our internal controls; and

●	reviewing and discussing with management and the independent registered public accounting firm the results of our annual audit and our interim consolidated financial statements.

The audit committee met four times during the fiscal year ended December 31, 2018. The audit committee operates under a written charter adopted by the Board of Directors,

Compensation Committee

Messrs. Scipta, Li, and Liguo Zhang currently serve on the compensation committee, which is chaired by Mr. Li. The Board has determined that each member of the compensation committee is “independent” as that term is defined in the applicable SEC. The compensation committee’s responsibilities include:

●	reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer and other executive officers;

●	evaluating the performance of our executive officers in light of established goals and objectives;

●	reviewing and recommending compensation of our executive officers based on its evaluations;

●	reviewing and recommending compensation of our directors; and

●	administering the issuance of stock options and other awards under our stock plans.

The compensation committee did not meet in 2018. The compensation committee operates under a written charter adopted by the Board of Directors.

Nominating and Corporate Governance Committee

Messrs. Scipta, Li, and Liguo Zhang currently serve on the nominating and corporate governance committee, which is chaired by Mr. Zhang. The Board has determined that each member of the nominating and corporate governance committee is “independent” as that term is defined in the applicable SEC. The nominating and corporate governance committee’s responsibilities include:

●	evaluating and making recommendations regarding the organization and governance of the board of directors and its committees;
●	assessing the performance of members of the board of directors and making recommendations regarding committee and chair assignments;
●	reviewing and making recommendations with regard to our corporate succession plans for our chief executive officer and other executive officers;
●	recommending desired qualifications for board of directors’ membership and conducting searches for potential members of the board of directors; and
●	reviewing and making recommendations with regard to our corporate governance guidelines.

The nominating and corporate governance committee did not meet during the fiscal year ended December 31, 2018. The nominating and corporate governance committee operates under a written charter adopted by the Board.

Identifying and Evaluating Director Nominees

The Board is responsible for selecting its own members. The Board delegates the selection and nomination process to the nominating and corporate governance committee, with the expectation that other members of the Board, and of management, will be requested to take part in the process as appropriate.

Generally, the nominating and corporate governance committee identifies candidates for director nominees in consultation with management, through the use of search firms or other advisors, through the recommendations submitted by stockholders or through such other methods as the nominating and corporate governance committee deems to be helpful to identify candidates. Once candidates have been identified, the nominating and corporate governance committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the nominating and corporate governance committee. The nominating and corporate governance committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the nominating and corporate governance committee deems to be appropriate in the evaluation process. The nominating and corporate governance committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of the Board. Based on the results of the evaluation process, the nominating and corporate governance committee recommends candidates for the Board’s approval as director nominees for election to the Board.

Procedures for Submitting Stockholder Proposals

Requirements for Stockholder Proposals to be Brought Before the Annual Meeting. For nominations of persons for election to our Board or other proposals to be considered at an annual meeting of stockholders, a stockholder must give written notice to our Secretary SmartHeat Inc. 60 East Ren-Min Road, Dachaidan, (Da Qaidam Administrative Committee), XaiXi, Qinghai Province 817000, not later than the close of business 90 days, nor earlier than the close of business 120 days, prior to the first anniversary of the date of the preceding year’s annual meeting. However, the bylaws also provide that in the event the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice must be delivered not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. Any nomination must include all information relating to the nominee that is required to be disclosed in solicitations of proxies for election of directors in election contests or is otherwise required under Regulation 14A of the Exchange Act, the person’s written consent to be named in the proxy statement and to serve as a director if elected and such information as we might reasonably require to determine the eligibility of the person to serve as a director. As to other business, the notice must include a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting, and any material interest of such stockholder (and the beneficial owner) in the proposal. The proposal must be a proper subject for stockholder action. In addition, to make a nomination or proposal, the stockholder must be of record at the time the notice is made and must provide certain information regarding itself (and the beneficial owner), including the name and address, as they appear on our books, of the stockholder proposing such business, the number of shares of our capital stock which are, directly or indirectly, owned beneficially or of record by the stockholder proposing such business or its affiliates or associates (as defined in Rule 12b-2 promulgated under the Exchange Act) and certain additional information.

The advance notice requirements for the Annual Meeting are as follows: a stockholder’s notice shall be timely if delivered to our Secretary at the address set forth above not later than the close of business on the later of the 90th day prior to the scheduled date of the Annual Meeting or the 10th day following the day on which public announcement of the date of the Annual Meeting is first made or sent by us.

Requirements for Stockholder Proposals to be Considered for Inclusion in the Company’s Proxy Materials. In addition to the requirements stated above, any stockholder who wishes to submit a proposal for inclusion in our proxy materials must comply with Rule 14a-8 promulgated under the Exchange Act. For such proposals to be included in our proxy materials relating to our 2019 annual meeting of stockholders, all applicable requirements of Rule 14a-8 must be satisfied and we must receive such proposals no later than July 1, 2019. Such proposals must be delivered to our Secretary, SmartHeat Inc. 60 East Ren-Min Road, Dachaidan, (Da Qaidam Administrative Committee), XaiXi, Qinghai Province 817000.

Procedures for Shareholder Recommendations of Nominees to the Board of Directors

During 2018, there were no material changes to the procedures described in our Proxy Statement relating to the 2019 Annual Meeting of Shareholders by which shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all such Section 16(a) filing requirements were timely met during 2018.

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

Executive Compensation

The following table sets forth information concerning the compensation for the years ended December 31, 2018 and 2017, of each of our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
Kenneth Scipta	2018	10,000							10,000
President	2017	10,000							10,000
Yingkai Wang	2018	21,242	-	-	-	-	-	-	21,242
Acting Chief Accountant	2017	21,242	-	-	-	-	-	-	21,242

No outstanding equity awards are held or granted to any of our named executive officers at December 31, 2019.

Agreements with Personnel

Mr. Scipta was compensated $10,000 per year as President and $30,000 as director and chairman of our audit committee in 2018. Mr. Scipta will be compensated $30,000 per year as a director in 2019.

Mr. Scipta resigned as President and Mr. Wang resigned as principal accounting officer on December 20, 2018.

Each of Jimin Zhang, Mao Zhang and Xudong Wang will be compensated $10,000 per month in their respective roles as General Manager of Qinghai Technology, Chief Executive Officer and Chief Financial Officer. Each of our officers is an at will employee.

We currently do not have any defined pension plan for our named executive officers. We shall provide to our officers all the necessary insurances and social welfares, including but not limited to medical, work injury, maternity, retirement and unemployment insurance and housing fund, according to our policies and the relevant laws and regulations of local governmental authorities and the PRC.

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

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2018.

Director Compensation Table for 2018

	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Name	($)	($)	($)	($)

Qingtai Kong	17,910	-	-	17,910
Kenneth Scipta	30,000	-	-	30,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of July 1, 2019, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

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

Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o.: SmartHeat 60 East Ren-Min Road, Dachaidan, (Da Qaidam Administrative Committee), XaiXi, Qinghai Province, China 817000.

As of July 1, 2019, there were 185,986,370 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Northtech Holdings Inc. Mill Mall 5, Wickhams Cay 1 P.O. Box 3085 Road Town, Tortola British Virgin Islands	46,456,488	(1)	24.98%

Directors and Named Executive Officers
Mr. Mao Zhang	83,836,959	(2)	45.08%
Mr. Jimin Zhang	65,053,341	(3)	34.00%
Mr. Jian Zhang	22,165,012		11.92%
Mr. Xing Hai Li	0
Mr. Liguo Zhang	0
Kenneth Scipta	50,000		* %

All Directors and Named Executive Officers as a Group (2 Persons)	171,105,312		90.92%

*           Represents less than 1% of shares outstanding.

(1) Mr. Jimin Zhang our Chief Executive Officer and director is the managing director of Northtech Holdings, Inc. and holds the voting power and dispositive power over the shares of our common stock held by Norththech Holdings, Inc.

(2) Includes 3,211,860 shares of our common stock held by Mr. Zhang’s wife Ying Zhao.

(3) Includes 46,456,504 shares of our common stock held by Northtech Holdings Inc.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information regarding all equity compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance as of December 31, 2018.

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

Mr. Mao Zhang serves as our Chairman and holds approximately 45% of our outstanding common stock. Mr. Zhang also owns approximately 75% of Qinghai Mining and serves as its general manager. Mr. Jian Zhang, a stockholder holding approximately 12% of the common stock of our company owns 21% of Qinghai Mining.

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

Mao Zhang also owns approximately 75% of Qinghai Mining and serves as its general manager. Mr. Jian Zhang, a stockholder holding approximately 12% of the common stock of our company owns 21% of Qinghai Mining.

Qinghai Technology purchases raw material boron rock from Qinghai Mining, and receives no-interest short-term advances from Qinghai Mining from time to time.  As of December 31, 2018, and 2017, Qinghai Mining was owed $3.88 million and $2.73 million, respectively by Qinghai Technology.

Qinghai Technology uses certain equipment that belong to Qinghai Province DaChaiDan ZhongTian Resources Development Co., Ltd (“Zhongtian Resources”, owned by two major shareholders of the Company) for its production.

Qinghai Technology purchased raw material sulfuric acid from DaChaiDan SanXin Industrial Company Ltd (“SanXin”) for production.  Outstanding payable balance to SanXin at December 31, 2018 and 2017 was $133,000 million and $120,000 million, respectively.  SanXin is a non-related party company; however, Qinghai Mining assumed all the payables that Qinghai Technology owed to SanXin at December 31, 2018 and 2017 according to a Debt Offset Agreement between the Company, Qinghai Mining and SanXin.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd  (“Dingjia”, 90% owned by the son of the Company’s Chairman and majority stockholder).  For the years ended December 31, 2018 and 2017, the Company’s sales to Dingjia was $1.52 million and $4.02 million, respectively.  At December 31, 2018 and 2017, outstanding receivable balance from Dingjia is $4.06 million and $5.28 million, respectively.

Qinghai Technology, Qinghai Mining, Zhongtian Resources and Dingjia entered a Debt Offset Agreement, in which, Qinghai Mining assumed all the outstanding payable balance of Qinghai Technology to Zhongtian at December 31, 2018 and 2017, and Qinghai Technology transferred all the outstanding receivable balance from Dingjia to Qinghai Mining.  With execution of the Debt Offset Agreement, the Company had $54,976 net due to Qinghai Mining at December 31, 2018, and $2,350,061 net due from Dingjia at December 31, 2017.

Qinghai Technology purchases all of its ore from which it produces boric acid and plans to purchase all of its brine for the production of lithium carbonate and boric acid, Qinghai Technology and Qinghai Mining entered into an agreement on January 1, 2019. The agreement provides for the purchase of all of the ore produced by Qinghai Mining with a grade of not less than 5% at a price of RMB 60 per ton subject to a maximum of 5% annually. The agreement may be modified by the parties in writing. A copy of the agreement is included in this 10-K as Exhibit 10.24 and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected MJF & Associates as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal year ending December 31, 2017. MJF & Associates has served as our independent accountant since January 12, 2015. The following table presents the aggregate fees billed for professional services rendered by MJF & Associates for the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees	$55,000	$132,000
Audit-related fees	$85,000
Tax fees	-	-
All other fees	-	-
Total	$135,000	$132,000

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

Documents filed as part of this Form 10-K

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
2.1

Share Exchange Agreement and Plan of Reorganization by and among SmartHeat Inc., Shenyang Taiyu Electronic & Machinery Co., Ltd. and the Shareholders of Shenyang Taiyu Electronic & Machinery Co., Ltd., dated April 14, 2008 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 18, 2008)

2.2

Articles of Exchange between Shenyang Taiyu Electronic & Machinery Co., Ltd. and SmartHeat Inc., dated April 14, 2008 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 18, 2008)

2.3

Articles of Merger between Pacific Goldrim Resources, Inc. and SmartHeat Inc., dated April 14, 2008 (Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on April 18, 2008)

2.4

Articles of Merger between Mid-Heaven Sincerity International Resources Investment Co. Ltd. and SmartHeat Inc., filed December 27, 2018 and effective December 31, 2018 (Incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on January 7, 2019)

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
3.3

Certificate of Amendment to Articles of Incorporation, filed January 19, 2012, effective February 6, 2012 (Incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on January 20, 2012)

3.4

Certificate of Amendment to Articles of Incorporation, filed February 25, 2019, effective February 27, 2019 (Incorporated herein by reference to Exhibit 3.04 to the Company’s Current Report on Form 8-K filed on March 4, 2019)

3.5	Form of Qinghai Zhongtian Boron Lithium Technology Co., Ltd. Articles of Association (English translation)
3.6	Form of Qinghai Zhongtian Boron Lithium Technology Co., Ltd. Certificate of Incorporation (English translation)
3.7	Form of Certificate of Incorporation Qinghai Zhongtiancheng Salt Lake Resources R&D Co., Ltd. (English translation)
3.8	Form of Articles of Association of Qinghai Zhongtiancheng Salt Lake Resources R&D Co., Ltd. (English translation)
3.9	Form of Certificate of Incorporation Qinghai Zhongtiancheng Resources Technology Co, Ltd.. (English translation)
3.10	Form of Articles of Association of Qinghai Zhongtiancheng Resources Technology Co, Ltd. (English translation)
3.11	Memorandum of Articles of Association of Midheaven Sincerity International Resources Investment Co., Ltd.
3.12	Certificate of Incorporation of Midheaven Sincerity International Resources Investment Co., Ltd
4.1	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1/A filed on February 4, 2009)
4.2	Form of Share Certificate of Midheaven Sincerity International Resources Investment Co. Ltd
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
10.12

Credit and Security Agreement by and between SmartHeat Inc. and Northtech Holdings, dated July 27, 2012 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 1, 2012)

10.13

December 2012 Amendment to the Credit and Security Agreement between SmartHeat Inc., and Northtech Holdings, Inc., dated December 21, 2012 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 28, 2012)

10.14

August 2013 Amendment to the Credit and Security Agreement between SmartHeat Inc. and Northtech Holdings Inc., dated August 23, 2013 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.15

Assignment and Assumption Agreement between SmartHeat Inc., and Northtech Holdings Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.16

Assignment Agreement between SmartHeat Inc. and Heat HP, Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.17

Assignment Agreement between SmartHeat Inc. and Heat PHE, Inc., dated August 23, 2013 (Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.18

Equity Interest Purchase Agreement by and between SmartHeat Inc. and the Buyers, dated October 10, 2013 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on October 15, 2013)

10.19

Amendment No. 4 to the Credit and Security Agreement between Northtech Holdings, Inc. and SmartHeat dated December 28, 2015 (Incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on December 30, 2015).

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

10.22

Amendment to Amendment No. 6 to the Credit and Security Agreement between SmartHeat Inc. and Northtech Holdings Inc., dated December 20, 2018 (Incorporated herein by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on December 21, 2018.

10.23	Share Exchange Agreement and Plan of Reorganization by and between Mid-heaven Sincerity International Resources Investment Co., Ltd, SmartHeat Inc and the Stockholders of Mid-Heaven Sincerity International Resources Investment Co., Ltd, Dated December 31, 2018 (Incorporated herein by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on January 7, 2019)
10.24	Amendment, dated January 25, 2019, to the Share Exchange Agreement and Plan of Reorganization by and between Mid-heaven Sincerity International Resources Investment Co., Ltd, SmartHeat Inc and the Stockholders of Mid-Heaven Sincerity International Resources Investment Co., Ltd, Dated December 31, 2018 (Incorporated herein by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on January 25, 2019)
10.25

Form of Exclusive Agreement between Ainghai Zongtian Boron and Lithium Science & Technology Co., Ltd and Qinghai Zhongtian Boron and Lithium Mining Co. Ltd., dated January 1, 2019 (English Translation).

10.26

Form of Mining Rights Agreement Assignment Contract in Qinghai Province between Department of Land Resources of Qinghai Province and Qinghai Zhongtian Boron Lithium Mining Co. Ltd., dated January 5, 2005 (English translation)

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

SMARTHEAT INC.
(Registrant)

Date: July 12, 2019	By:	/s/ Jimin Zhang
Jimin Zhang Chief Executive Officer (Principal Executive Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jimin Zhang, and his attorney-in-fact for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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
Liguo Zhang

SmartHeat Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SmartHeat Inc

Opinion on the financial statements

We audited the accompanying consolidated balance sheets of Smartheat Inc (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

July 12, 2019

515 S. Flower Street, Suite 3600, Los Angeles, CA 90071 Telephone: (213) 626-2701 Fax: (866) 510-6726

Los Angeles • San Diego • San Francisco • Dallas • New York

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2018	DECEMBER 31, 2017
ASSETS

CURRENT ASSETS
Cash and equivalents	$163,145	$-
Accounts receivable, net	512,380	524,932
Notes receivable	111,473	50,504
Other receivables (net), prepayments and deposits	154,719	-
Advances to suppliers, net	113,705	125,744
Advance to related party, net	-	2,350,061
Inventories, net	1,735,374	134,505

Total current assets	2,790,796	3,185,746

NONCURRENT ASSETS
Property and equipment, net	1,749,060	2,148,830
Construction in progress	1,662,847	1,746,572

Total noncurrent assets	3,411,907	3,895,402

TOTAL ASSETS	$6,202,703	$7,081,148

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,172,001	$1,432,072
Unearned revenue	1,151,253	381,160
Accrued liabilities and other payables	6,698,604	458,196
Taxes payable	228,547	84,261
Advance from related parties, net	310,209	-

Total current liabilities	9,560,614	2,355,689

DEFERRED INCOME	1,504,400	1,774,510

TOTAL LIABILITIES	11,065,014	4,130,199

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000 shares authorized, 185,968,370 and 106,001,971 shares issued and outstanding at December 31, 2018 and 2017, respectively	185,968	106,002
Paid-in capital (deficiency)	(7,645,727)	1,346,346
Statutory reserve	780,682	-
Accumulated other comprehensive income (loss)	(11,951)	146,579
Retained earnings	1,828,717	1,352,022

TOTAL EQUITY (DEFICIT)	(4,862,311)	2,950,949

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$6,202,703	$7,081,148

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	YEARS ENDED DECEMBER 31,
	2018	2017

Net sales	$6,029,147	$7,265,955
Cost of sales	5,147,641	6,096,248

Gross profit	881,506	1,169,707

Operating expenses
Selling	294,892	206,290
General and administrative	254,865	363,189

Total operating expenses	549,757	569,479

Income from operations	331,749	600,228

Non-operating income (expenses)
Financial expense	(8,183)	(24,741)
Subsidy income	237,252	39,989

Total non-operating income, net	229,069	15,248

Income before income tax	560,818	615,476

Income tax expense	84,123	92,321

Net income	476,695	523,155

Other comprehensive item
Foreign currency translation gain (loss)	(158,530)	135,776

Comprehensive gain	$318,165	$658,931

Basic and diluted weighted average shares outstanding	106,221,057	106,001,971

Basic and diluted earnings per share from continuing operations	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock
	Shares	Amount	Paid-in capital (deficiency)	Statutory reserves	Accumulated other comprehensive income (loss)	Retained earnings	Total
Balance at January 1, 2017	106,001,971	$106,002	$1,346,346	$-	$10,803	$828,867	$2,292,018

Net income	-	-	-	-	-	523,155	523,155
							-
Foreign currency translation gain	-	-	-	-	135,776	-	135,776

Balance at December 31, 2017	106,001,971	106,002	1,346,346	-	146,579	1,352,022	2,950,949

Recapitalization on reverse merger	79,966,399	79,966	(8,992,073)	780,682	-	-	(8,131,425)

Net income	-	-	-	-	-	476,695	476,695

Foreign currency translation loss	-	-	-	-	(158,530)	-	(158,530)

Balance at December 31, 2018	185,968,370	$185,968	$(7,645,727)	$780,682	$(11,951)	$1,828,717	$(4,862,311)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$476,695	$523,155
Depreciation	322,486	279,283
Changes in deferred income	(191,918)	(39,989)
(Increase) decrease in assets and liabilities:
Accounts receivable	(67,984)	168,881
Advances to suppliers	54,869	(18,767)
Inventories	(1,621,680)	648,426
Accounts payable	(1,111,467)	(143,321)
Unearned revenue	(376,214)	32,758
Accrued liabilities and other payables	11,873	(236,489)
Taxes payable	128,718	(3,288)

Net cash provided by (used in) operating activities	(2,374,622)	1,210,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from acquisition of SmartHeat Inc.	163,145	-
Purchase of property and equipment	(2,901)	(411,751)

Net cash provided by (used in) investing activities	160,244	(411,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from / to related parties	2,377,523	(798,898)

Net cash provided by (used in) financing activities	2,377,523	(798,898)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	163,145	-

CASH AND EQUIVALENTS, BEGINNING OF YEAR	-	-

CASH AND EQUIVALENTS, END OF YEAR	$163,145	$-

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006, in the State of Nevada and had little or no operations. On April 14, 2008, the Company changed its name to SmartHeat Inc. and acquired the equity interests in Taiyu, at that time a developer of plate heat exchangers (“PHEs”) and PHE Units in China.  Taiyu was formed in July 2002 under the laws of China and is headquartered in Shenyang City, Liaoning Province, China.  The Company, through its operating subsidiaries in China and Germany, formerly designed, manufactured, sold PHEs, PHE Units, temperature sensors, valves and automated control systems, heat meters and heat pumps for use in commercial and residential buildings until the sale of certain of its subsidiaries effective December 31, 2014.

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

During the year ended December 31, 2016, SmartHeat Pump filed for bankruptcy protection in China due to the slowdown of its business. SmartHeat Pump filed bankruptcy documents with the proper authorities in China, and expects the bankruptcy process to last for a few years before obtaining the final approval.  Accordingly, the Company reclassified SmartHeat Pump business as a discontinued operation and made an impairment reserve for its assets including accounts receivable, retentions receivable, other receivables, advance to suppliers, inventory, deferred tax assets, fixed assets and intangible assets.

On December 31, 2018 (the "Closing Date"), the Company entered into and closed a Share Exchange Agreement and Plan of Reorganization, as amended on January 24 2019 (the “Share Exchange Agreement”) with Mid-Heaven Sincerity International Resources Investment Co., Ltd (Mid-heaven BVI) and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all of the shareholders of Mid-heaven BVI (the “Mid-heaven Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Mid-Heaven BVI delivered all of the issued and outstanding shares of capital stock of Mid-Heaven BVI to SmartHeat, in exchange for the issuance of 106,001,971 shares of SmartHeat’s Common Stock. Mid-heaven BVI, through two subsidiaries, Qinghai Mid-Heaven Sincerity Technology Co., Ltd (“Sincerity”) and Qinghai Mid-Heaven Sincerity Salt-Lake R&D Co., Ltd (“Salt-Lake”) owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Qinghai Technology”).

The Acquisition was structured as a tax-free reorganization. As a result of the share exchange agreement, Mid-heaven BVI’s shareholders own approximately 57% of the combined company.  For accounting purposes, the transaction will be accounted for as a reverse acquisition of the Company by Mid-heaven BVI.

The main operating entity, Qinghai Technology was incorporated on December 18, 2018. The business of Qinghai Technology was carved out of the business of Qinghai Zhongtian Boron & Litium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded on March 6, 2001 and engaged in manufacture and wholesale of boric acid and related compounds for industrial and consumer usage. Qinghai Technology obtains its raw material minerals exclusively from Qinghai Mining and currently processes boric acid by crushing and processing ore.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

For the year ended December 31, 2018, the accompanying CFS include the accounts of SmartHeat’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange; and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” For the year ended December 31, 2017, the accompanying CFS consist of the accounts of Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology as a result of reverse merger of SmartHeat with Mid-heaven BVI. All significant intercompany accounts and transactions were eliminated in consolidation.

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

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of December 31, 2018, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Total
December 31, 2018	-	$163,145	$163,145

Accounts and Retentions Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1.78 million and $0 at December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, the Company had retentions receivable from customers for product quality assurance of $0.14 million and $0, respectively. The retention rate varied from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date of the products and the number of heating seasons that the warranty period covers. The Company had allowances for these retentions of $0.14 million and $0 at December 31, 2018 and 2017, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material, tools and equipment for production. The advances are interest-free and unsecured. As of December 31, 2018 and 2017, the Company had allowances for advances to suppliers of $2.16 million and $0, respectively.

Inventories, net

Inventories are stated at the lower of cost or net realizable value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made to write down inventories to market value, if lower.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330) - Simplifying the Measurement of Inventory,” which requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted ASU 2015-11 effective January 1, 2017 and it did not have a material effect on the Company’s CFS.

As part of inventory impairment analysis, the Company performs an evaluation of raw materials stored over one year and not anticipated to be consumed, and an evaluation of potential impairment to the quality of these raw materials. If management anticipates that obsolete raw materials in inventory can be utilized and will be consumed within the next six months through new customer orders or substitute orders, no impairment is recorded. The Company collects information about delayed and canceled contracts and meets with affected customers to discuss their financing situation and their projections of future orders. Finished goods manufactured for delayed and canceled contracts that the Company does not expect to be reinstated and contracts for which the Company has been unable to find substitute customers become impaired. Following the completion of the impairment analysis, the Company had inventory impairment allowance of $6.39 million and $0 as of December 31, 2018 and 2017, respectively.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; major additions, repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method with a 3% - 10% salvage value and estimated lives as follows:

Buildings	20 years
Structures and improvements	4-20 years
Vehicles	4-8 years
Office equipment	5 years
Production equipment	3-10 years
Equipment upgrade	5 years

Depreciation of plant, property and equipment attributable to manufacturing is capitalized as part of inventories, and expensed to cost of goods sold when inventories are sold.

Impairment of Long-Lived Assets

Long-lived assets, which include tangible assets, such as property and equipment, goodwill and other intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable, but at least annually.

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2018 and 2017, there was no significant impairments of its long-lived assets.

Warranties

The Company offers all customers warranties on its products for one or two heating seasons depending on the terms negotiated. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company’s selling expenses and other payables respectively, and is recorded when revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. However, the warranty is for the Company’s PHE business, which had minimum operations as of December 31, 2018.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the years ended December 31, 2018 and 2017 were $44,320 and $57,904, respectively.

Income Taxes

Income taxes are accounted for using an asset and liability method. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company follows ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  At December 31, 2018 and 2017, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Deferred Income

Deferred income consists primarily of government grants and subsidies for supporting the Company’s technology innovation and transformation of boric acid, lithium and magnesium sulfate projects. The Company uses most of the subsidies to purchase machinery and equipment. Deferred income is amortized to revenue (other income) over the life of the assets for which the grant and subsidy was used for. Subsidies for declared project fund require government inspection to ensure proper use of the funds for the designated project.

Cost of Sales

Cost of sales (“COS”) consists primarily of material costs and direct labor and manufacturing overhead attributable to the production of the products. Write-down of inventory to lower of cost or net realizable value is also recorded in COS.

Advances from Customers (Unearned Revenue)

The Company records payments received from customers in advance of their orders as advance from customers account. These orders normally are delivered within a reasonable period of time based upon contract terms and customer demand.

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts shown on the statement of cash flows may not necessarily agree with changes in the corresponding asset and liability on the balance sheet. In addition, cash from operations, financing and investing activities are net of the effect of the reverse merger described in Note 1.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The accounts of the US parent company are maintained in USD. The functional currency of the Company’s China subsidiaries is the Chinese Yuan Renminbi (“RMB”). The accounts of the China subsidiaries were translated into USD in accordance with FASB ASC Topic 830, “Foreign Currency Matters.” According to FASB ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity was translated at the historical rates and statement of operations items were translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Comprehensive Income.”

Fair Value (“FV”) of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, carrying amounts approximate their FV due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

As of December 31, 2018 and 2017, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Management determined the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company currently operates in one business and industry segment: manufacture and sale of boric acid.

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

In June 2018, the FASB issued ASU 2018-07, "Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The new guidance is effective for SEC filers for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2019 (i.e., January 1, 2020, for calendar year entities). Early adoption is permitted. The Company is evaluating the effects of the adoption of this guidance and currently believes it will impact the accounting of the share-based awards granted to non-employees.

SEC Disclosure Update and Simplification

In August 2018, the SEC issued Securities Act Release No. 33-10532 that amends certain disclosure requirements, including extending to interim periods the annual requirement to disclose changes in stockholders’ equity. Under the new requirements, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule was effective in November 2018. The Company adopted the final rule and included a reconciliation of the changes in stockholders' equity in its Form 10-Q for the quarter that is after the year ending December 31, 2018.

3. INVENTORIES, NET

Inventories at December 31, 2018 and 2017, respectively, were as follows:

	2018	2017
Raw materials	$7,010,879	$62,612
Finished goods	1,118,731	71,893
Total	8,129,610	134,505
Less: inventory impairment allowance	(6,394,236)	-
Inventories, net	$1,735,374	$134,505

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payments. These bank acceptances were issued by customers to the Company and would be honored by the applicable bank. The Company may hold a bank acceptance until the maturity for full payment, have the bank acceptance cashed out from the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for their own obligations. As of December 31, 2018 and 2017, the Company had notes receivable of $111,473 and $50,504, respectively; and at December 31, 2018, the Company had $1.68 million notes receivable that were endorsed to its vendors, in lieu of payment. The Company was contingently liable for these notes receivable until it is paid or matured. As of this report date, $1.60 million notes receivable was either matured or paid.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at December 31, 2018:

Advances to unrelated third-party companies	$3,471,902
Advances to employees	327,067
Other	208,671
Total	4,007,640
Less: allowances	(3,852,921)
Other receivables (net), prepayments and deposits	$154,719

Advances to unrelated third-party companies were short-term unsecured advances.

Advances to employees represented short-term loans to employees and advances for business trips and related expenses, with no interest, payable upon demand.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2018 and 2017, respectively:

	2018	2017
Structures and improvements	$457,547	$480,585
Production equipment	3,374,314	2,614,774
Equipment upgrade	252,787	265,515
Office equipment	188,021	-
Vehicles	172,422	-
Total	4,445,091	3,360,874
Less: impairment of fixed assets	(189,412)	-
Less: accumulated depreciation	(2,506,619)	(1,212,044)
Property and equipment, net	$1,749,060	$2,148,830

Depreciation for the years ended December 31, 2018 and 2017 was $322,486 and $279,283, respectively.

7. CONSTRUCTION IN PROGRESS

As of December 31, 2018 and 2017, the Company had construction in progress of $1,662,847 and $1,746,572, respectively. The construction in progress was mainly for Test and Experimental Plant I, which does not have any production currently; the Company intends to transform the plant as a pilot plant for pure boric acid and lithium carbonate production. However, the Company does not have a detailed and committed plan as of this report date.

8. TAXES PAYABLE

Taxes payable consisted of the following December 31,2018 and 2017, respectively:

	2018	2017
Other	$53,112	$9,483
VAT	175,435	74,778
Taxes payable	$228,547	$84,261

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2018 and 2017, respectively:

	2018	2017
Advances from third parties	$3,120,967	$-
Subsidy payable	291,410	306,082
Other	520,613	-
Accrued expenses	2,765,614	152,114
Total accrued liabilities and other payables	$6,698,604	$458,196

Advances from third parties were short term, non-interest-bearing and due on demand.

At December 31, 2018, other mainly was for dividend payable to Northtech of $300,000.

As of December 31, 2018 and 2017, the Company had $291,410 and $306,082, respectively, the government subsidy for Magnesium-rich waste liquid high value utilization project, and was recorded as other payable; the Company completed the project and is currently waiting for the government’s inspection, the Company will reclassify the portion of equipment cost of this government subsidy to deferred income and amortize over 10 years, and reclassify the remaining portion of the subsidy as other income once the Company passing the inspection of the project.

As of December 31, 2018, accrued expenses mainly consisted of accrued property and land rental fee of $2.38 million and accrued payroll of $0.38 million. As of December 31, 2017, accrued expenses mainly consisted of accrued payroll of $0.15 million.

10. RELATED PARTY TRANSACTIONS

Qinghai Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company), and received no-interest short-term advances from Qinghai Mining. As of December 31, 2018 and 2017, total due to Qinghai Mining was $3.88 million and $2.73 million, respectively.

Qinghai Technology used equipment that belongs to Qinghai Province DaChaiDan ZhongTian Resources Development Co., Ltd (“Zhongtian Resources”, owned by two major shareholders of the Company) for production. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company, and was included in the Company’s cost of sales. The depreciation of these fixed assets for the years ended December 31, 2018 and 2017 was $36,741 and $36,044, respectively. Due to Zhongtian Resources resulting from using its equipment was $0.11 million and $0.07 million at December 31, 2018 and 2017, respectively.

Qinghai Technology purchased raw material from DaChaiDan SanXin Industrial Company Ltd (“SanXin”). Outstanding payable balance to SanXin at December 31, 2018 and 2017 was $0.13 million and $0.12 million, respectively. SanXin is a non-related party company; however, Qinghai Mining assumed the payables that Qinghai Technology owed to SanXin at December 31, 2018 and 2017 under a Debt Offset Agreement between the Company, Qinghai Mining and SanXin.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”, 90% owned by the son of the Company’s major shareholder). For the years ended December 31, 2018 and 2017, the Company’s sales to Dingjia was $1.52 million and $4.02 million, respectively. At December 31, 2018 and 2017, outstanding receivables from Dingjia was $4.06 million and $5.28 million, respectively.

Qinghai Technology, Qinghai Mining, Zhongtian Resources and Dingjia entered a Debt Offset Agreement, in which, Qinghai Mining assumed the outstanding payable balance of Qinghai Technology to Zhongtian at December 31, 2018 and 2017, and Qinghai Technology transferred the outstanding receivable balance from Dingjia to Qinghai Mining. With execution of the Debt Offset Agreement, the Company had $54,976 net due to Qinghai Mining at December 31, 2018, and $2,350,061 net due from Dingjia at December 31, 2017.

In addition, at December 31, 2018, the Company had $255,233 due to another major shareholder of the Company, resulting from the certain of the Company’s operating expenses such as legal and audit fees that were paid by this major shareholder on behalf of the Company. This short term advance bore no interest, and payable upon demand.

The following table summarized the due from (to) related parties as of December 31, 2018 and 2017, respectively:

		2018	2017
	Related party name
Due from	Dingjia	$4,058,148	$5,277,995
Due to	Qinghai Mining	(3,878,896)	(2,731,102)
Due to	Zhongtian Resources	(106,345)	(74,490)
Due to	SanXin (debts assumed by Qinghai Mining)	(127,883)	(122,342)
Due to	A major shareholder	255,233	-
Due from (to), net		$(310,209)	$2,350,061

11. DEFERRED INCOME

Deferred income consisted mainly of the government subsidy to the Company’s declared special projects at December 31, 2018 and 2017, respectively:

	2018	2017
Technology upgrade for using lean ore to produce of magnesium sulfate	$146,919	$187,985
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	46,140	56,115
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,311,341	1,530,410
Total	$1,504,400	$1,774,510

The detail of deferred income for the Company’s special projects are as following:

	Government subsidy amount	Project completion date	Useful life in years	Amortization in 2017	Amortization in 2018

Technology upgrade for using lean ore to produce magnesium sulfate	$356,114	8/1/2013	10	$32,584	$33,246
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	81,784	5/1/2015	10	7,405	7,556
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,536,594	1/1/2018	10	-	151,117
Total	$1,974,491			$39,989	$191,918

12. OTHER INCOME

Other income consisted of amortization of deferred income for declared special projects and government’s general incentive fund (recorded as income upon receipt) for the years ended December 31, 2018 and 2017, respectively:

	2018	2017
Technology upgrade for using lean ore to produce magnesium sulfate	$33,245	$32,584
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	7,555	7,405
Project of production of high purity boric acid from lean ore	45,335	-
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	151,117	-
Total	$237,252	$39,989

13. CREDIT LINE PAYABLE (RELATED PARTY TRANSACTION)

On July 27, 2012, the Company entered into a secured, revolving credit facility under the terms of a Secured Credit Agreement (the “Credit Facility” or the “Credit Agreement”) with Northtech Holdings Inc., a British Virgin Islands corporation (“Northtech”), owned by certain members of the Company’s former management, James Wang, Rhett Wang and Wen Sha, Jane Ai, the Company’s Corporate Secretary is also a part owner of Northtech. As amended on December 21, 2012, the Credit Facility provide for borrowings of up to $2.5 million.

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

As a result of the entering into the Sixth Amendment, the Company issued to Northtech 71,283,000 restricted shares of its common stock (66,316,601 shares were issued on December 28, 2018 due to the maximum limit of 75,000,000 authorized for issuance at December 31, 2018, and remaining 4,966,399 shares were issued on March 20, 2019). Upon the issuance of the common stock to Northtech, the total interest and principal of $4,633,395 due to Northtech was reduced to zero.

14. DEFERRED TAX ASSETS

As of December 31, 2018 and 2017, respectively, deferred tax assets (liabilities) consisted of the following:

	2018	2017
Deferred tax asset - current (bad debt allowance for accounts receivable)	$653,737	$-
Deferred tax asset - current (bad debt allowance for retention receivable)	36,201	-
Deferred tax asset - current (inventory impairment provision)	1,592,875	-
Deferred tax asset – current (bad debt allowance for other receivables)	435,900	-
Deferred tax asset – current (allowance for advance to supplier)	541,194	-
Deferred tax asset – noncurrent (NOL of US parent company)	2,282,517	-
Deferred tax asset – noncurrent (NOL of PRC subsidiaries)	4,905,775	-
Less: valuation allowance	(10,448,199)	-
Deferred tax assets, net	$-	$-

The Company recorded a 100% valuation allowance for all deferred tax assets due to the uncertainty of its realization.

15. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

The President of the United States signed H.R. 1 (the “Tax Reform”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018 for the Company. The Company will continue to analyze the provisions of the Tax Reform Law to assess the impact on the Company’s CFS.

SmartHeat, the parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely. SmartHeat has NOL carry forwards for income taxes of approximately $10.87 million at December 31, 2018. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Pump, SmartHeat Trading and Heat Exchange are subject to the regular 25% PRC income tax rate.

Mid-Heaven BVI is a BVI company, and there is no income tax for companies domiciled in the BVI. Sincerity and Salt-Lake are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate tax adjustments. Mid-Heaven BVI, Sincerity and Salt-Lake do not have any operations, and are not expected to have any operations in the future.

Qinghai Technology was carved out of Qinghai Mining on December 20, 2018. Qinghai Mining had a taxable loss for the years ended December 31, 2018 and 2017, and had no income tax payable at December 31, 2018 and 2017.

Qinghai Technology as a stand alone entity had taxable income of $560,818 and $615,476 for the years ended December 31, 2018 and 2017. The Company used the Separate Return Method under ASC 740-10-30-27 to allocate its income tax expenses.  Under the Separate Return Method, the Company calculated its tax provision as if it were filing its own tax return based on the pre-tax accounts.  For the years ended December 31, 2018 and 2017, the Company calculated its income tax expense of $84,123 and $92,321 under the Separate Return Method, and credited it to due to related party – Qinghai Mining. As a qualified business under the China Government’s strategy of Develop-the-West, from January 1, 2011 through December 31, 20120, all the qualified business including Qinghai Technology is subject to a reduced income tax rate of 15% compared to a national customary rate of 25%.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the years ended December 31, 2018 and 2017, respectively:

	2018	2017
US statutory benefit rates	21.0%	34.0%
Tax rate difference	4.0%	(9.0)%
Tax holiday in PRC	(10.0)%	(10.0)%
Valuation allowance	-%	-%
Tax expense (benefit) per financial statements	15.0%	15.0%

The income tax benefit for the years ended December 31, 2018 and 2017, respectively, consisted of the following:

	2018	2017
Income tax expense – current	$84,123	$92,321
Income tax benefit – deferred	-	-
Total income tax benefit, net	$84,123	$92,321

16. STATUTORY RESERVES AND RESTRICTED NET ASSETS

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

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide certain statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve has reached 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the BOD for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. SanDeKe, Jinhui, and SmartHeat Investment were established as FIEs and therefore are subject to the above-mandated restrictions on distributable profits. The Company met all registered capital requirements for its FIEs except for 1) SmartHeat Investment, for which the Company is committed to contribute an additional $40 million in registered capital by the end of 2017; as of this report date, the Company got oral agreement from the authority to extend the due date of capital contribution to the end of 2019. 2) Sincerity, incorporated on July 9, 2018 in China as a wholly foreign-owned enterprise (“WFOE”) with registered capital of $1.00 million, has 10 years from the incorporation date to fulfill the registered capital requirement.

Additionally, in accordance with the Company Laws of the PRC, a domestic enterprise is required to provide surplus reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the BOD, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. SmartHeat Trading, SmartHeat Pump, Qinghai Technology were established as domestic enterprises and therefore are subject to the above-mentioned restrictions on distributable profits.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company as a dividend.

17. COMMITMENTS

Capital Contribution

The Company formed SmartHeat Investment on April 7, 2010, as an investment holding company with registered capital of $70 million to enable its establishment and investment in new businesses in China. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope. SmartHeat Investment was established as a separate subsidiary of the Company to allow allocation of capital to new businesses in China separate from its existing subsidiaries and operations. As a PRC investment holding company, the $70 million in approved registered capital of SmartHeat Investment is deemed a planned investment amount for the entity, not a traditional registered capital requirement under PRC corporate law. The Company contributed $30 million in capital to SmartHeat Investment on April 15, 2010, from proceeds of its public offering that closed on September 22, 2009. As of this report date, the Company got oral agreement from the authority to extend the due date of capital contribution to the end of 2019. The Company may satisfy this contribution through cash flow provided by operations, sales of assets, such as physical assets, financial assets, or interests in its subsidiaries, and funds raised through offerings of its securities, if and when the Company determines such offerings are required, and at such time that the Company identifies a new acquisition, investment or business opportunity to be financed through SmartHeat Investment, although no specific investment candidate has been identified to date. In addition, Sincerity with registered capital of $1.00 million and Salt-Lake incorporated in China on September 6, 2018 with registered capital of RMB 6 million ($0.88 million) have 10 years from the incorporation date to fulfill the registered capital requirement.

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

19. REVERSE MERGER

On December 31, 2018 (the "Closing Date"), the Company entered into a Share Exchange Agreement and Plan of Reorganization with Mid-Heaven Sincerity International Resources Investment Co., Ltd (“Mid-heaven BVI”) and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all of the shareholders of Mid-heaven BVI (the “Mid-heaven Shareholders”).

Pursuant to the terms of the Agreement, the shareholders of Mid-heaven BVI delivered all of the issued and outstanding shares of capital stock of Mid-heaven BVI to SmartHeat, in exchange for the issuance of 106,001,971 shares of SmartHeat’s Common Stock. Mid-heaven, through two subsidiaries, owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Qinghai Technology”). The Acquisition was structured as a tax-free reorganization.

As a result of the share exchange agreement, Mid-heaven BVI’s shareholders own approximately 57% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Mid-heaven BVI.  The following unaudited pro forma consolidated results of operations for the Company and Mid-heaven BVI for the years ended December 31, 2018 and 2017 presents the Company and Mid-heaven BVI’s operations as if the acquisitions occurred on January 1, 2018 and 2017, respectively.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	2018
	Mid-heaven BVI	SmartHeat	Total
Net sales	$6,029,147	$19,189	$6,048,336
Net income	476,695	4,044,562	4,521,257
Basic and diluted weighted average shares outstanding	106,001,971	9,855,174	115,857,145
Basic and diluted net earnings per share	$0.00	$0.41	$0.04

	2017
	Mid-heaven BVI	SmartHeat	Total
Net sales	$7,265,955	$772,158	$8,038,113
Net income (loss)	523,155	(2,909,425)	(2,386,270)
Basic and diluted weighted average shares outstanding	106,001,971	8,504,769	114,506,740
Basic and diluted net earnings (loss) per share	$0.00	$(0.34)	$(0.02)

20. SUBSEQUENT EVENTS

The Company evaluated all events that have occurred subsequent to December 31, 2018 through the date that the CFS were issued, no material subsequent event has been identified.