Form 10-Q
period 2019-03-31
SMARTHEAT INC.
filed 2019-09-27
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

SMARTHEAT INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 East Ren-Min Road
Dachaidan

(Da Qaidam Administrative Committee)
XaiXi, Qinghai Province 817000

(Address of principal executive offices)

+86 (24) 2519-7699
(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 24, 2019 there were 185,986,370 shares of common stock outstanding.

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

Additional information on the various risks and uncertainties potentially affecting our operating results are discussed in this report and other documents we file with the Securities and Exchange Commission, or the SEC, or available upon written request to our corporate secretary at: 60 East Ren-Min Road, Da-Chai Dan Town, Xai Xi County, Qing Hai Province 8100000. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

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

Part I – Financial Information

Item 1. Financial Statements

SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2019	DECEMBER 31, 2018
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash and equivalents	$221,540	$163,145
Accounts receivable, net	560,104	512,380
Notes receivable	360,609	111,473
Other receivables (net), prepayments and deposits	124,495	154,719
Advances to suppliers, net	98,038	113,705
Inventories, net	1,414,321	1,735,374

Total current assets	2,779,107	2,790,796

NONCURRENT ASSETS
Property and equipment, net	1,702,618	1,749,060
Construction in progress	1,694,876	1,662,847

Total noncurrent assets	3,397,494	3,411,907

TOTAL ASSETS	$6,176,601	$6,202,703

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,042,590	$1,172,001
Unearned revenue	1,325,805	1,151,253
Accrued liabilities and other payables	6,770,506	6,698,604
Taxes payable	289,795	228,547
Advance from related parties, net	289,550	310,209

Total current liabilities	9,718,246	9,560,614

DEFERRED INCOME	1,486,226	1,504,400

TOTAL LIABILITIES	11,204,472	11,065,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized, 185,968,370 shares issued and outstanding	185,968	185,968
Paid-in capital	(7,645,727)	(7,645,727)
Statutory reserve	780,682	780,682
Accumulated other comprehensive loss	(56,825)	(11,951)
Retained earnings	1,708,031	1,828,717

TOTAL DEFICIT	(5,027,871)	(4,862,311)

TOTAL LIABILITIES AND DEFICIT	$6,176,601	$6,202,703

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31
	2019	2018

Sales	$1,327,372	$967,484
Sales - related party	58,379	114,800

Total sales	1,385,751	1,082,284

Cost of sales	1,224,059	840,717

Gross profit	161,692	241,567

Operating expenses
Selling	100,402	59,681
General and administrative	202,473	149,143

Total operating expenses	302,875	208,824

Income (loss) from operations	(141,183)	32,743

Other income
Financial income	1,244	-
Subsidy income	47,060	49,896

Total other income	48,304	49,896

Income (loss) before income tax	(92,879)	82,639

Income tax expense	-	12,396

Income (loss) from continuing operations	(92,879)	70,243

Loss from operations of discontinued entities, net of tax	(2,807)	-

Net income (loss)	(95,686)	70,243

Other comprehensive item
Foreign currency translation loss attributable to discontinued operations	(77,145)	-
Foreign currency translation gain attributable to SmartHeat Inc.	32,271	116,339

Comprehensive income (loss)	$(140,560)	$186,582

Basic and diluted weighted average shares outstanding	185,968,370	106,001,971

Basic and diluted earnings (loss) per share from continuing operations	$(0.00)	$0.00

Basic and diluted loss per share from discontinuing operations	$(0.00)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(95,686)	$70,243
Depreciation	79,975	83,824
Reversal of bad debt allowance	(91,888)	-
Changes in deferred income	(47,060)	(49,896)
(Increase) decrease in assets and liabilities:
Accounts receivable	(201,892)	(10,633)
Other receivables	19,525	-
Advances to suppliers	17,822	(122,222)
Inventories	353,783	(244,470)
Accounts payable	(143,612)	(1,441,240)
Unearned revenue	152,076	(85,597)
Accrued liabilities and other payables	(23,414)	(25,658)
Taxes payable	56,999	21,888

Net cash provided by (used in) operating activities	76,628	(1,803,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,017)

Net cash used in investing activities	-	(3,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from / (repayment to) related parties	(21,485)	1,806,778

Net cash provided by (used in) financing activities	(21,485)	1,806,778

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	3,252	-

NET INCREASE IN CASH AND EQUIVALENTS	58,395	(0)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	163,145	-

CASH AND EQUIVALENTS, END OF PERIOD	$221,540	$(0)

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-in capital	Statutory reserves	Accumulated other comprehensive loss	Retained earnings	Total
Balance at January 1, 2019	185,968,370	$185,968	$(7,645,727)	$780,682	$(11,951)	$1,828,717	$(4,862,311)

Net loss	-	-	-	-	-	(95,686)	(95,686)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)
							-
Foreign currency translation loss	-	-	-	-	(44,874)	-	(44,874)

Balance at March 31, 2019	185,968,370	$185,968	$(7,645,727)	$780,682	$(56,825)	$1,708,031	$(5,027,871)

	Common Stock
	Shares	Amount	Paid-in capital	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total
Balance at January 1, 2018	106,001,971	$106,002	$1,346,346	$-	$146,579	$1,352,022	$2,950,949

Net income	-	-	-	-	-	70,243	70,243

Foreign currency translation gain	-	-	-	-	116,339	-	116,339

Balance at March 31, 2018	106,001,971	$106,002	$1,346,346	$-	$262,918	$1,422,265	$3,137,531

The accompanying notes are an integral part of these consolidated financial statements.

SMARTHEAT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

SmartHeat Inc., formerly known as Pacific Goldrim Resources, Inc. (the “Company” or “SmartHeat”), was incorporated on August 4, 2006, in the State of Nevada. The Company operates the Plate Heat Exchangers (“PHE”) and Heat Pump (“HP”) operating segments which have limited continuing operations in its operating subsidiaries and its business primarily consists of winding down existing businesses, selling inventory, collecting receivables and making arrangements for final payments to the former employees.

The following chart displays SmartHeat’s subsidiaries according to which operating segment they operated before the reverser merger that was occurred on December 31, 2018, as discussed in more depth below:

Plate Heat Exchangers (PHE)	Heat Pumps (HP)
SanDeKe Co., Ltd.	SmartHeat (China) Investment Co., Ltd.
SmartHeat Heat Exchange Equipment Co.	SmartHeat (Shenyang) Heat Pump Technology Co., Ltd.
SmartHeat (Shanghai) Trading Co., Ltd.
Beijing SmartHeat Jinhui Energy Technology Co., Ltd.

SmartHeat (Shenyang) Heat Pump Technology Co., Ltd (“SmartHeat Pump”) filed bankruptcy documents with the proper authorities in China in September 2017. Management expects the bankruptcy process to last one to two years before obtaining the final approval from the court.  Accordingly, the Company reclassified SmartHeat Pump business as a discontinued operation and made an impairment reserve for its assets including accounts receivable, other receivables, advance to suppliers, inventory, deferred tax assets, fixed assets and intangible assets.

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

The main operating entity, Qinghai Technology was incorporated on December 18, 2018. The business of Qinghai Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001 and engaged in manufacture and wholesale of boric acid and related compounds for industrial and consumer usage. Qinghai Technology obtains its raw material minerals exclusively from Qinghai Mining and currently processes boric acid by crushing and processing ore.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The CFS include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances were eliminated in consolidation.

The interim consolidated financial information as of March 31, 2019 and for the three-month periods ended March 31, 2019 and 2018 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2019 and December 31, 2018, its consolidated results of operations and cash flows for three months ended March 31, 2019 and 2018, as applicable, were made.

Principles of Consolidation

For the three months ended March 31, 2019, the accompanying CFS include the accounts of SmartHeat’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange; and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” For the three months ended March 31, 2018, the accompanying CFS consist of the accounts of Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology as a result of reverse merger of SmartHeat with Mid-heaven BVI. All significant intercompany accounts and transactions were eliminated in consolidation.

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

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of March 31, 2019, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Total
March 31, 2019	-	$221,540	$221,540

Accounts and Retentions Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowances of $1.73 million and $1.78 million at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, the Company had retentions receivable from customers for product quality assurance of $0.15 million and $0.14 million , respectively. The retention rate varied from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date of the products and the number of heating seasons that the warranty period covers. The Company had allowances for these retentions of $0.15 million and $0.14 million at March 31, 2019 and December 31, 2018, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material, tools and equipment for production. The advances are interest-free and unsecured. As of March 31,2019 and December 31, 2018, the Company had allowances for advances to suppliers of $2.21 million and $2.16 million, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2019 and December 31, 2018, there was no significant impairments of its long-lived assets.

Warranties

The Company offers all customers warranties on its products for one or two heating seasons depending on the terms negotiated. The Company accrues for warranty costs based on estimates of the costs that may be incurred under its warranty obligations. The warranty expense and related accrual is included in the Company’s selling expenses and other payables respectively, and is recorded when revenue is recognized. Factors that affect the Company’s warranty liability include the number of units sold, its estimates of anticipated rates of warranty claims, costs per claim and estimated support labor costs and the associated overhead. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. However, the warranty is for the Company’s PHE business, which had no operations as of March 31, 2019.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the three months ended March 31, 2019 and 2018 were $89 and $40,487, respectively.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  At March 31, 2019 and December 31, 2018, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Unearned Revenue

The Company records payments received from customers in advance of their orders as unearned revenue. These orders normally are delivered within a reasonable period of time based upon contract terms and customer demand.

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

As of March 31, 2019 and December 31, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet for all leases with terms longer than 12 months and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company concluded the adoption of this new AUS did not have a material impact to the Company’s CFS due to the Company does not have any lease that is longer than 12 months.

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

3. INVENTORIES, NET

Inventories at March 31, 2019 and December 31, 2018, respectively, were as follows:

	2019	2018
Raw materials	$2,102,056	$5,626,039
Finished goods	5,829,666	2,503,571
Total	7,931,722	8,129,610
Less: inventory impairment allowance	(6,517,401)	(6,394,236)
Inventories, net	$1,414,321	$1,735,374

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payments. These bank acceptances were issued by customers to the Company and would be honored by the applicable bank. The Company may hold a bank acceptance until the maturity for full payment, have the bank acceptance cashed out from the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for their own obligations. As of March 31, 2019 and December 31, 2018, the Company had notes receivable of $360,609 and $111,473, respectively; and at March 31, 2019, the Company had $1.41 million notes receivable that were endorsed to its vendors, in lieu of payment. The Company was contingently liable for these notes receivable until it is paid or matured.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Advances to unrelated third-party companies	$3,496,778	$3,471,902
Advances to employees	333,367	327,067
Other	207,684	208,671
Total	4,037,829	4,007,640
Less: allowances	(3,913,334)	(3,852,921)
Other receivables (net), prepayments and deposits	$124,495	$154,719

Advances to unrelated third-party companies were short-term unsecured advances.

Advances to employees represented short-term loans to employees and advances for business trips and related expenses, with no interest, payable upon demand.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2019 and December 31, 2018, respectively:

	2019	2018
Structures and improvements	$466,360	$457,547
Production equipment	3,439,310	3,374,314
Equipment upgrade	257,656	252,787
Office equipment	191,642	188,021
Vehicles	175,744	172,422
Total	4,530,712	4,445,091
Less: impairment of fixed assets	(193,060)	(189,412)
Less: accumulated depreciation	(2,635,034)	(2,506,619)
Property and equipment, net	$1,702,618	$1,749,060

Depreciation for the three months ended March 31, 2019 and 2018 was $79,975 and $83,824, respectively.

7. CONSTRUCTION IN PROGRESS

As of March 31, 2019 and December 31, 2018, the Company had construction in progress of $1,694,876 and $1,662,847, respectively. The construction in progress was mainly for Test and Experimental Plant I, which does not have any production currently; the Company intends to transform the plant as a pilot plant for pure boric acid and lithium carbonate production. However, the  construction in progress was delayed due to the Company is waiting for the installation and connection of the natural gas pipeline by the authority as a result of implementing the Coal-to-Gas conversion project by the authority for environmental protection purpose.

8. TAXES PAYABLE

Taxes payable consisted of the following March 31, 2019 and December 31,2018, respectively:

	2019	2018
Other	$56,384	$53,112
VAT	233,411	175,435
Taxes payable	$289,795	$228,547

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2019 and December 31, 2018, respectively:

	2019	2018
Advances from third parties	$3,128,732	$3,120,967
Subsidy payable	297,020	291,410
Other	563,404	520,613
Accrued expenses	2,781,350	2,765,614
Total accrued liabilities and other payables	$6,770,506	$6,698,604

Advances from third parties were for the Company’s PHE and HP subsidiaries that were short term, non-interest-bearing and due on demand.

At March 31, 2019 and December 31, 2018, other mainly was for dividend payable to Northtech of $325,000 and $300,000, respectively.

As of March 31, 2019 and December 31, 2018, the Company had $297,020 and $291,410, respectively, the government subsidy for Magnesium-rich waste liquid high value utilization project, and was recorded as other payable; the Company completed the project and is currently waiting for the government’s inspection, the Company will reclassify the portion of equipment cost of this government subsidy to deferred income and amortize over 10 years, and reclassify the remaining portion of the subsidy as other income once the Company passing the inspection of the project.

As of March 31, 2019, accrued expenses mainly consisted of accrued property and land rental fee of $2.44 million for SmartHeat Pump and accrued payroll of $0.35 million. As of December 31, 2018, accrued expenses mainly consisted of accrued property and land rental fee of $2.38 million for SmartHeat Pump and accrued payroll of $0.38 million.

10. RELATED PARTY TRANSACTIONS

Qinghai Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Qinghai Technology sometimes received no-interest short-term advances from Qinghai Mining for daily operation needs. As of March 31, 2019 and December 31, 2018, due from (to) Qinghai Mining (representing the net amount of intercompany transactions between Qinghai Technology and Qinghai Mining due to carve out) was $0.15 million and $(3.88) million, respectively, which included $54,976 net due to Qinghai Mining after the Debt Offset Agreement disclosed below.

Qinghai Technology used equipment that belongs to Qinghai Province DaChaiDan ZhongTian Resources Development Co., Ltd (“Zhongtian Resources”, owned by two major shareholders of the Company) for production. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company, and was included in the Company’s cost of sales. The depreciation of these fixed assets for the three months ended March 31, 2019 and 2018 was $8,984 and $9,561, respectively. Due to Zhongtian Resources resulting from using its equipment was $8,984 and $0.11 million at March 31, 2019 and December 31, 2018, respectively.

Qinghai Technology purchased raw material from DaChaiDan SanXin Industrial Company Ltd (“SanXin”). Outstanding payable to SanXin at March 31, 2019 and December 31, 2018 was $0 and $0.13 million, respectively. SanXin is a non-related party company; however, Qinghai Mining assumed the payables as of December 31, 2018 that Qinghai Technology owed to SanXin under a Debt Offset Agreement between the Company, Qinghai Mining and SanXin entered into in June 2019.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”, 90% owned by the son of the Company’s major shareholder). For the three months ended March 31, 2019 and 2018, the Company’s sales to Dingjia was $58,379 and $114,800, respectively. At March 31, 2019 and December 31, 2018, outstanding receivables from (payable to) Dingjia was $(0.08) million and $4.06 million, respectively.

Qinghai Technology, Qinghai Mining, Zhongtian Resources and Dingjia entered a Debt Offset Agreement, in which, Qinghai Mining assumed the outstanding payable balance of Qinghai Technology as of December 31, 2018 to Zhongtian, and Qinghai Technology transferred the outstanding receivable balance as of December 31, 2018 from Dingjia to Qinghai Mining. With execution of the Debt Offset Agreement entered June 2019, the Company had $54,976 net due to Qinghai Mining at December 31, 2018.

In addition, at March 31, 2019 and December 31, 2018, the Company had $351,863 and $255,233 due to another major shareholder of the Company, resulting from the certain of the Company’s operating expenses such as legal and audit fees that were paid by this major shareholder on behalf of the Company. This short term advance bore no interest, and payable upon demand.

The following table summarized the due from (to) related parties as of March 31, 2019 and December 31, 2018, respectively:

		2019	2018
	Related party name
Due from (to)	Dingjia	$(81,845)	$4,058,148
Due from (to)	Qinghai Mining	153,142	(3,878,896)
Due to	Zhongtian Resources	(8,984)	(106,345)
Due to	SanXin (debts assumed by Qinghai Mining)	-	(127,883)
Due to	A major shareholder	(351,863)	(255,233)
Due from (to), net		$(289,550)	$(310,209)

11. DEFERRED INCOME

Deferred income consisted mainly of the government subsidy to the Company’s declared special projects.

The detail of deferred income for the Company’s special projects at March 31, 2019 is as following:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$326,725	8/1/2013	10	$185,144	$141,581
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	74,256	5/1/2015	10	29,084	45,172
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,485,111	1/1/2018	10	185,638	1,299,473
Total	$1,886,092			$399,866	$1,486,226

The detail of deferred income for the Company’s special projects at December 31, 2018 is as following:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$320,550	8/1/2013	10	$173,631	$146,919
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	72,852	5/1/2015	10	26,712	46,140
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,457,046	1/1/2018	10	145,705	1,311,341
Total	$1,850,449			$346,049	$1,504,400

12. SUBSIDY INCOME

Subsidy income consisted of amortization of deferred income for declared special projects and government’s general incentive fund (recorded as income upon receipt) for the three months ended March 31, 2019 and 2018, respectively:

	2019	2018
Technology upgrade for using lean ore to produce magnesium sulfate	$8,152	$8,644
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	1,853	1,964
Project of production of high purity boric acid from lean ore	-	-
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	37,055	39,288
Total	$47,060	$49,896

13. CONVERSION OF CREDIT LINE PAYABLE (RELATED PARTY TRANSACTION)

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

14. DEFERRED TAX ASSETS

As of March 31, 2019 and December 31, 2018, respectively, deferred tax assets (liabilities) consisted of the following:

	2019	2018
Deferred tax asset - current (bad debt allowance for accounts receivable)	$647,422	$653,737
Deferred tax asset - current (bad debt allowance for retention receivable)	36,898	36,201
Deferred tax asset - current (inventory impairment provision)	1,623,557	1,592,875
Deferred tax asset – current (bad debt allowance for other receivables)	447,110	435,900
Deferred tax asset – current (allowance for advance to supplier)	551,618	541,194
Deferred tax asset – noncurrent (NOL of US parent company)	2,262,225	2,282,517
Deferred tax asset – noncurrent (NOL of PRC subsidiaries)	5,014,568	4,905,775
Less: valuation allowance	(10,583,398)	(10,448,199)
Deferred tax assets, net	$-	$-

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

SmartHeat, the parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, the NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. SmartHeat has NOL carry forwards for income taxes of approximately $10.77 million at March 31, 2019. Management believes the realization of benefits from these losses remains uncertain due to SmartHeat’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

Qinghai Technology was carved out of Qinghai Mining on December 20, 2018.  However, for the three months ended March 31, 2019 and 2018, Qinghai Technology and Qinghai Mining still filed combined income tax return in PRC, which had $0 income tax due to combined taxable loss.

As a result of carving out from Qinghai Mining and operating as an independent corporation since December 2018, Qinghai Technology as a standalone entity had taxable loss $25,618 for the three months ended March 31, 2019, thus no income tax was due. Qinghai Technology as a standalone entity had taxable income $82,639 for the three months ended March 31, 2018. The Company used the Separate Return Method under ASC 740-10-30-27 to allocate its income tax expenses.  Under the Separate Return Method, the Company calculated its tax provision as if it were filing its own tax return based on the pre-tax accounts.  For the three months ended March 31, 2018, the Company calculated its income tax expense of $12,396 under the Separate Return Method, and credited it to due to related party – Qinghai Mining. As a qualified business under the China Government’s strategy of Develop-the-West, from January 1, 2011 through December 31, 2012, all the qualified business including Qinghai Technology is subject to a reduced income tax rate of 15% compared to a national customary rate of 25%.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended March 31, 2019 and 2018, respectively:

	2019	2018
US statutory benefit rates	(21.0)%	21.0%
Tax rate difference	2.9%	4.0%
Tax holiday in PRC	-%	(10.0)%
Valuation allowance	18.1%	-%
Tax expense per financial statements	-%	15.0%

The income tax expense for the three months ended March 31, 2019 and 2018, respectively, consisted of the following:

	2019	2018
Income tax expense – current	$-	$12,396
Income tax benefit – deferred	-	-
Total income tax benefit, net	$-	$12,396

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

Pursuant to the terms of the Agreement, the shareholders of Mid-heaven BVI delivered all of the issued and outstanding shares of capital stock of Mid-heaven BVI to SmartHeat, in exchange for 106,001,971 shares of SmartHeat’s Common Stock. Mid-heaven, through two subsidiaries, owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Qinghai Technology”). The Acquisition was structured as a tax-free reorganization.

As a result of the share exchange agreement, Mid-heaven BVI’s shareholders own approximately 57% of the combined company. For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Mid-heaven BVI. The following unaudited pro forma consolidated results of operations for the Company and Mid-heaven BVI for the three months ended March 31, 2018 presents the Company and Mid-heaven BVI’s operations as if the acquisitions occurred January 1, 2018. The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	March 31, 2018
	Mid-heaven BVI	SmartHeat	Total
Net sales	$1,082,284	$1,077	$1,083,361
Net income	70,243	(126,186)	(55,943)
Basic and diluted weighted average shares outstanding	106,001,971	8,683,399	114,685,370
Basic and diluted net earnings per share	$0.00	$(0.00)	$(0.00)

20. SUBSEQUENT EVENTS

The Company evaluated all events that have occurred subsequent to March 31, 2019 through the date the CFS were issued, no material subsequent events were identified.

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

Overview

We operate the Plate Heat Exchangers (“PHE”) and Heat Pump (“HP”) segments which have limited continuing operations in its subsidiaries and business primarily consists of winding down existing businesses, selling inventory, collecting receivables and making arrangements for final payments to our former employees.

The following chart displays our subsidiaries according to which operating segment they operated before the reverser merger that occurred on December 31, 2018, as discussed in more depth below:

Plate Heat Exchangers (PHE)	Heat Pumps (HP)
SanDeKe Co., Ltd.	SmartHeat (China) Investment Co., Ltd.
SmartHeat Heat Exchange Equipment Co.	SmartHeat (Shenyang) Heat Pump Technology Co., Ltd.
SmartHeat (Shanghai) Trading Co., Ltd.
Beijing SmartHeat Jinhui Energy Technology Co., Ltd.

SmartHeat Pump filed bankruptcy documents with the proper authorities in China in September 2017. Management expects the bankruptcy process to last between one to two years before obtaining the final approval from the court.  Accordingly, the Company reclassified SmartHeat Pump business as a discontinued operation and made an impairment reserve for its assets including accounts receivable, other receivables, advance to suppliers, inventory, deferred tax assets, fixed assets and intangible assets.

We examined strategic alternatives for our business, which includes seeking another operating company to merge its operations with us. On December 31, 2018 (the “Closing Date”), we entered into a Share Exchange Agreement and Plan of Reorganization, as amended January 24, 2019 (the “Share Exchange Agreement”) with Mid-Heaven Sincerity International Resources Investment Co., Ltd (Mid-heaven BVI) and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all of the shareholders of Mid-heaven BVI (the “Mid-heaven Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Mid-heaven BVI delivered all of the issued and outstanding shares of capital stock of Mid-Heaven BVI to SmartHeat, in exchange for 106,001,971 shares of our Common Stock. Mid-heaven BVI, through two subsidiaries, Qinghai Mid-Heaven Sincerity Technology Co., Ltd (“Sincerity”) and Qinghai Mid-Heaven Sincerity Salt-Lake R&D Co., Ltd (“Salt-Lake”) owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Qinghai Technology”).

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

Related Party Transactions

Qinghai Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Qinghai Technology sometimes received no-interest short-term advances from Qinghai Mining for operation needs. As of March 31, 2019 and December 31, 2018, due from (to) Qinghai Mining (representing the net amount of intercompany transactions between Qinghai Technology and Qinghai Mining due to carve out) was $0.15 million and $(3.88) million, respectively, which included $54,976 net due to Qinghai Mining after the Debt Offset Agreement disclosed below.

Qinghai Technology used equipment that belongs to Qinghai Province DaChaiDan ZhongTian Resources Development Co., Ltd (“Zhongtian Resources”, owned by two major shareholders of the Company) for production. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company, and was included in the Company’s cost of sales. The depreciation of these fixed assets for the three months ended March 31, 2019 and 2018 was $8,984 and $9,561, respectively. Due to Zhongtian Resources resulting from using its equipment was $8,984 and $0.11 million at March 31, 2019 and December 31, 2018, respectively.

Qinghai Technology purchased raw material from DaChaiDan SanXin Industrial Company Ltd (“SanXin”). Outstanding payable to SanXin at March 31, 2019 and December 31, 2018 was $0 and $0.13 million, respectively. SanXin is a non-related party company; however, Qinghai Mining assumed the payables as of December 31, 2018 that Qinghai Technology owed to SanXin under a Debt Offset Agreement between the Company, Qinghai Mining and SanXin entered into in June 2019.

Qinghai Technology sold boric acids to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”, 90% owned by the son of the Company’s major shareholder). For the three months ended March 31, 2019 and 2018, the Company’s sales to Dingjia was $58,379 and $114,800, respectively. At March 31, 2019 and December 31, 2018, outstanding receivables from (payable to) Dingjia was $(0.08) million and $4.06 million, respectively.

Qinghai Technology, Qinghai Mining, Zhongtian Resources and Dingjia entered a Debt Offset Agreement, in which, Qinghai Mining assumed the outstanding payable balance of Qinghai Technology as of December 31, 2018 to Zhongtian, and Qinghai Technology transferred the outstanding receivable balance as of December 31, 2018 from Dingjia to Qinghai Mining. With execution of the Debt Offset Agreement entered June 2019, the Company had $54,976 net due to Qinghai Mining at December 31, 2018.

In addition, at March 31, 2019 and December 31, 2018, the Company had $351,863 and $255,233 due to another major shareholder of the Company, resulting from the certain of the Company’s operating expenses such as legal and audit fees that were paid by this major shareholder on behalf of the Company. This short term advance bore no interest, and payable upon demand.

The following table summarized the due from (to) related parties as of March 31, 2019 and December 31, 2018, respectively:

		2019	2018
	Related party name
Due from (to)	Dingjia	$(81,845)	$4,058,148
Due from (to)	Qinghai Mining	153,142	(3,878,896)
Due to	Zhongtian Resources	(8,984)	(106,345)
Due to	SanXin (debts assumed by Qinghai Mining)	-	(127,883)
Due to	A major shareholder	(351,863)	(255,233)
Due from (to), net		$(289,550)	$(310,209)

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

Principles of Consolidation

For the three months ended March 31, 2019, the accompanying CFS include the accounts of SmartHeat’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange; and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” For the three months ended March 31, 2018, the accompanying CFS include the accounts of Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology as a result of reverse merger of SmartHeat by Mid-heaven BVI. All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, we had bad debt allowances for accounts receivable of $1.73 million and $1.78 million at March 31, 2019 and December 31, 2018, respectively.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2019	% of Sales	2018	% of Sales
Sales	$1,385,751		$1,082,284
Cost of goods sold	1,224,059	88.3%	840,717	77.7%
Gross profit	161,692	11.7%	241,567	22.3%
Selling expenses	100,402	7.3%	59,681	5.5%
General and administrative expenses	202,473	14.6%	149,143	13.8%
Total operating expenses	302,875	21.9%	208,824	19.3%
Income from operations	(141,183)	(10.2%)	32,743	3.0%
Other income	48,304	3.5%	49,896	4.6%
Income (loss) before income taxes	(92,879)	(6.7%)	82,639	7.6%
Income tax expense	-	-%	12,396	1.1%
Income (loss) from continuing operations	(92,879)	(6.7%)	70,243	6.5%
Loss from operations of discontinued entities, net of tax	(2,807)	(0.2%)	-	-%
Net income (loss)	$(95,686)	(6.9%)	$70,243	6.5%

Sales

Sales for 2019 and 2018 was $1,385,751 and $1,082,284, respectively, an increase of $303,467 or 28.0%. For the three months ended March 31, 2019 and 2018, the Company’s sales to Dingjia, a related party company 90% owned by the son of the major shareholder of the Company, was $58,379 and $114,800, respectively. The increase of sales was due to decrease of the VAT rate from 16% to 13% starting April 1, 2019, which resulted in increased sales orders.  In addition, we enhanced our sales force and sales channels to increase the sales to third party customers in 2019.

Cost of Sales

Cost of sales (“COS”) for 2019 and 2018 was $1,224,059 and $840,717, respectively, an increase of $383,342 or 45.6%. The increase was mainly due to the increase of sales. The COS as a percentage of sales was 88.3% for the three months ended March 31, 2019 compared with 77.7% for 2018.

Gross profit

The gross profit for 2019 and 2018 was $161,692 and $241,567, respectively, a decrease of $79,875 or 33.1%. The profit margin was 11.7% for 2019 compared to 22.3% for 2018, the decrease in profit margin was mainly due to the overall price increase in China that also impacted our costs such as increased purchase price of sulfuric acid, coals, transportation cost and winter heating fee, etc.

Operating expenses

Selling expenses consist mainly of salary and freight. Selling expense were $100,402 for 2019, compared to $59,681 for 2018, an increase of $40,721 or 68.2%, mainly resulting from increased freights expense of $20,801 and increase salary expenses of $15,118.

General and administrative expenses consist mainly of R&D, office, welfare, business meeting, maintenance, and utilities. General and administrative expenses were $ 202,473 for 2019, compared to $149,143 for 2018, an increase of $53,330 or 35.8%, mainly resulting from increased maintenance expenses of $51,328, increased payroll expense of $18,886, increased rental expense of $12,877, which was partly offset by decreased R&D expense of $38,096.

The operating expenses was for Qinghai Technology and existing subsidiaries of SmartHeat for the three months ended March 31, 2019, while the operating expense was for Qinghai Technology only for the three months ended March 31, 2018 as a result of the reverse acquisition of SmartHeat and subsidiaries by Mid-heaven BVI.

Other income

Other income was $48,304 for 2019, compared to $49,896 for 2018, a decrease of $1,592 or 3.2%. For the three months ended March 31, 2019, other income mainly consisted of subsidy income of $47,060 and interest income of $1,244. For the three months ended March 31, 2018, other income mainly consisted of subsidy income of $49,896.

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

Net Income(loss)

We had a net loss of $95,686 for 2019, compared to net income of $70,243 for 2018, a decrease of net income by $165,929 or 236.2%. The decrease in our net income mainly resulted from the increased cost of goods sold and operating expense as describe above.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and equivalents of $0.22 million. Working capital deficit was $6.94 million at March 31, 2019. The ratio of current assets to current liabilities was 0.29:1 at March 31, 2019.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2019 and 2018:

	2019	2018
Cash provided by (used in):
Operating activities	$76,628	$(1,803,761
Investing activities	-	(3,017)
Financing activities	$(21,485)	$1,806,778

Net cash provided by operating activities was $76,628 for 2019, compared to net cash used in operating activities of $1,803,761 in 2018. The increase of cash inflow from operating activities for 2019 was principally attributable to increased cash inflow from inventory by $598,253, and increased cash inflow from accounts payable by $1,297,628.

Net cash flow provided by investing activities was $0 for 2019 compared to net cash used in investing activities of $3,017 in 2018. The net cash used in investing activities in 2018 consisted of acquisition of property and equipment of $3,017.

Net cash used in financing activities was $21,485 for 2019, compared to net cash provided by financing activities of $1,806,778 in 2018. The net cash used in financing activities in 2019 consisted of decrease in due to related party of $21,485. The net cash provide in financing activities in 2018 consisted of increase in due to related party of $1,806,778.

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

Dividend Distribution

We are a US holding company that conducts substantially all of our business through our wholly owned and other consolidated operating entities in China. We rely in part on dividends paid by our subsidiaries in China for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. In particular, PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our PRC subsidiaries also are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to a statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of registered capital. These reserves are not distributable as cash dividends. In addition, our PRC subsidiaries, at their discretion, may allocate a portion of their after-tax profit to their staff welfare and bonus fund, which may not be distributed to equity owners except in the event of liquidation. Moreover, if any of our subsidiaries incur debt on its own behalf in the future, the instruments governing the debt may restrict such subsidiary’s ability to pay dividends or make other distributions to us. Any limitation on the ability of one of our subsidiaries to distribute dividends and other distributions to us could materially and adversely limit our ability to make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2018, as amended, which could materially affect our business.

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

SMARTHEAT INC.
(Registrant)

Date: September 27, 2019	By:	/s/ Jimin Zhang
Mr. Jimin Zhang Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)