Form 10-Q
period 2019-09-30
Lithium & Boron Technology, Inc.
filed 2019-11-14
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

LITHIUM & BORON TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 East Ren-Min Road
Dachaidan Town
Xai Xi County, Qing Hai Province 817000

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 13, 2019 there were 185,986,370 shares of common stock outstanding.

Lithium & Boron Technology, Inc.

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

As used in this report, “Company,” “we,” “our” and similar terms refer to Lithium & Boron Technology, Inc. and its subsidiaries, unless the context indicates otherwise.

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

Part I – Financial Information

Item 1. Financial Statements

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2019	DECEMBER 31, 2018
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash and equivalents	$329,498	$163,145
Accounts receivable, net	363,395	512,380
Notes receivable	270,162	111,473
Other receivables	1,212	154,719
Advances to suppliers	10,541	113,705
Inventories, net	1,851,338	1,735,374

Total current assets	2,826,146	2,790,796

NONCURRENT ASSETS
Property and equipment, net	1,459,858	1,749,060
Construction in progress	1,613,546	1,662,847

Total noncurrent assets	3,073,404	3,411,907

TOTAL ASSETS	$5,899,550	$6,202,703

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$380,340	$1,172,001
Unearned revenue	64,360	1,151,253
Accrued liabilities and other payables	2,471,893	6,698,604
Taxes payable	280,733	228,547
Advance from related parties, net	375,782	310,209

Total current liabilities	3,573,108	9,560,614

DEFERRED INCOME	1,388,539	1,504,400

TOTAL LIABILITIES	4,961,647	11,065,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized, 185,968,370 shares issued and outstanding	185,968	185,968
Paid-in capital	(6,666,351)	(7,645,727)
Statutory reserve	-	780,682
Accumulated other comprehensive loss	(69,139)	(11,951)
Retained earnings	7,487,425	1,828,717

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	937,903	(4,862,311)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,899,550	$6,202,703

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30		THREE MONTHS ENDED SEPTEMBER 30
	2019	2018	2019	2018

Sales	$4,979,227	$3,069,297	$1,866,027	$1,002,677
Sales - related party	112,855	955,087	17,300	513,973

Total sales	5,092,082	4,024,384	1,883,327	1,516,650

Cost of sales	4,233,772	3,413,678	1,533,599	1,390,412

Gross profit	858,310	610,706	349,728	126,238

Operating expenses
Selling	279,755	203,628	85,568	72,367
General and administrative	550,506	214,794	159,339	32,116

Total operating expenses	830,261	418,422	244,907	104,483

Income from operations	28,049	192,284	104,821	21,755

Non-operating income
Financial income (expense)	(3,893)	-	(2,800)	-
Subsidy income	365,327	192,114	271,680	45,358

Total non-operating income, net	361,434	192,114	268,880	45,358

Income before income tax	389,483	384,398	373,701	67,113

Income tax expense	106,127	57,660	73,605	10,067

Income from continuing operations	283,356	326,738	300,096	57,046

Gain on disposal of discontinued operations, net of tax	5,666,187	-	5,666,187	-

Loss from operations of discontinued entities, net of tax	(215,835)	-	(93,299)	-

Net income	5,733,708	326,738	5,872,984	57,046

Other comprehensive item
Foreign currency translation gain attributable to discontinued operations	118,877	-	112,142	-
Foreign currency translation loss attributable to Lithium & Boron Technology, Inc.	(176,065)	(165,066)	(166,446)	(118,311)

Comprehensive income (loss)	$5,676,520	$161,672	$5,818,680	$(61,265)

Basic and diluted weighted average shares outstanding	185,968,370	106,001,971	185,968,370	106,001,971

Basic and diluted earnings per share from continuing operations	$0.00	$0.00	$0.00	$0.00

Basic and diluted earnings per share from discontinued operations	$0.03	$-	$0.03	$-

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,733,708	$326,738
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization	235,286	245,489
Provision for bad debts	30,113	-
Gain on sale of subsidiaries	(5,666,187)	-
Changes in deferred income	(73,532)	(146,099)
(Increase) decrease in assets and liabilities:
Accounts receivable	52,587	(124,603)
Other receivables	10,255	-
Advances to suppliers	54,710	10,407
Inventories	(216,528)	(1,420,471)
Accounts payable	166,955	(1,271,652)
Unearned revenue	66,269	(150,481)
Accrued liabilities and other payables	(209,794)	10,815
Taxes payable	85,478	74,577

Net cash provided by (used in) operating activities	269,320	(2,445,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,945)
Cash disposed at disposal of subsidiaries	(149,928)	-

Net cash used in investing activities	(149,928)	(2,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from related parties	62,933	2,448,225

Net cash provided by financing activities	62,933	2,448,225

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(15,972)	-

NET INCREASE IN CASH AND EQUIVALENTS	166,353	-

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	163,145	-

CASH AND EQUIVALENTS, END OF PERIOD	$329,498	$-

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	Common Stock				Accumulated other
	Shares	Amount	Paid-in capital	Statutory reserves	comprehensive loss	Retained earnings	Total
Balance at January 1, 2019	185,968,370	$185,968	$(7,645,727)	$780,682	$(11,951)	$1,828,717	$(4,862,311)

Net loss for the quarter	-	-	-	-	-	(95,686)	(95,686)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)

Foreign currency translation loss	-	-	-	-	(44,874)	-	(44,874)

Balance at March 31, 2019	185,968,370	185,968	(7,645,727)	780,682	(56,825)	1,708,031	(5,027,871)

Net loss for the quarter	-	-	-	-	-	(43,590)	(43,590)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)

Foreign currency translation gain	-	-	-	-	41,990	-	41,990

Balance at June 30, 2019	185,968,370	185,968	(7,645,727)	780,682	(14,835)	1,639,441	(5,054,471)

Net income for the quarter	-	-	-	-	-	5,872,984	5,872,984

Disposal of subsidiaries	-	-	979,376	(780,682)	-	-	198,694

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)

Foreign currency translation loss	-	-	-	-	(54,304)	-	(54,304)

Balance at September 30, 2019	185,968,370	$185,968	$(6,666,351)	$-	$(69,139)	$7,487,425	$937,903

	Common Stock				Accumulated other
	Shares	Amount	Paid-in capital	Statutory reserves	comprehensive income	Retained earnings	Total
Balance at January 1, 2018	106,001,971	$106,002	$1,346,346	$-	$146,579	$1,352,022	$2,950,949

Net income for the quarter	-	-	-	-	-	70,243	70,243

Foreign currency translation gain	-	-	-	-	116,339	-	116,339

Balance at March 31, 2018	106,001,971	106,002	1,346,346	-	262,918	1,422,265	3,137,531

Net income for the quarter	-	-	-	-	-	199,450	199,450

Foreign currency translation loss	-	-	-	-	(163,094)	-	(163,094)

Balance at June 30, 2018	106,001,971	106,002	1,346,346	-	99,824	1,621,715	3,173,887

Net income for the quarter	-	-	-	-	-	57,046	57,046

Foreign currency translation loss	-	-	-	-	(118,311)	-	(118,311)

Balance at September 30, 2018	106,001,971	$106,002	$1,346,346	$-	$(18,487)	$1,678,761	$3,112,622

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Lithium & Boron Technology, Inc., (the “Company” or “Lithium Tech”), formerly known as SmartHeat, Inc. (“SmartHeat”), was incorporated August 4, 2006, in the State of Nevada. The Company currently produces boric acid in the People Republic of China (“PRC”) and plans to expand its manufacturing facilities to produce lithium carbonate for the electric vehicle battery market in China. The Company has collaborated with a director to develop a prototype production line that can produce boric acid and lithium carbonate from local brines pool and may also initiate production of lithium carbonate from existing ore deposits it purchases from an affiliated mining company.

The Company formerly sold plated heat exchangers and heat pumps and sold these operations on September 30, 2019 recording them as discontinued operations.

On December 31, 2018 (the “Closing Date”), the Company entered into and closed a Share Exchange Agreement and Plan of Reorganization, as amended on January 24 2019 (the “Share Exchange Agreement”) with Mid-Heaven Sincerity International Resources Investment Co., Ltd (Mid-heaven BVI) and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all the shareholders of Mid-heaven BVI (the “Mid-heaven Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Mid-Heaven BVI delivered all of the issued and outstanding shares of capital stock of Mid-Heaven BVI to the Company, for 106,001,971 shares of the Company’s Common Stock. Mid-heaven BVI, through two subsidiaries, Qinghai Mid-Heaven Sincerity Technology Co., Ltd (“Sincerity”) and Qinghai Mid-Heaven Sincerity Salt-Lake R&D Co., Ltd (“Salt-Lake”) owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Qinghai Technology”).

The Acquisition was structured as a tax-free reorganization. As a result of the share exchange agreement, Mid-heaven BVI’s shareholders own approximately 57% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Mid-heaven BVI.

The main operating entity, Qinghai Technology was incorporated December 18, 2018. The business of Qinghai Technology was carved out of the business of Qinghai Zhongtian Boron & Litium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001 and engaged in manufacture and wholesale of boric acid and related compounds for industrial and consumer usage. Qinghai Technology obtains its raw material minerals exclusively from Qinghai Mining and currently processes boric acid by crushing and processing ore.

On September 30, 2019, Heat HP, Inc. and Heat PHE, Inc, wholly owned subsidiaries of the Company, sold all of their respective equity interests in Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange for $353. The equity interests were sold to individuals and businesses located in the PRC. Each subsidiary was sold for nominal cash consideration as below and, as the transactions were structured as purchases of equity interests, the subsidiary companies retained all liabilities when purchased. Heat HP, Inc. and Heat PHE, Inc. did not have any operations and mainly serve the purpose as holding companies.

SmartHeat Jinhui (Beijing) Energy Technology Ltd - 100 RMB ($15)

SmartHeat (China) Investment Ltd - 400 RMB ($56)

SmartHeat (Shanghai) Trading Co., Ltd - 400 RMB ($56)

SmartHeat (Shenyang) Heat Pump Technology Co., Ltd - 400 RMB ($56)

SanDeKe Co., Ltd - 600 RMB ($85)

SmartHeat Heat Exchange Equipment Co - 600 RMB ($85)

On October 23, 2019, the Company filed a certificate of amendment to its certificate of incorporation to change its name from “Smartheat, Inc.” to “Lithium & Boron Technology, Inc.” to better reflect the operations of the Company. The name change became effective October 23, 2019.

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

The interim consolidated financial information as of September 30, 2019 and for the nine and three-month periods ended September 30, 2019 and 2018 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2019 and December 31, 2018, its consolidated results of operations and cash flows for nine and three months ended September 30, 2019 and 2018, as applicable, were made.

Principles of Consolidation

For the nine months ended September 30, 2019, the accompanying CFS include the accounts of the Company’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange; and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” For the nine months ended September 30, 2018, the accompanying CFS consist of the accounts of Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology as a result of reverse merger of SmartHeat with Mid-heaven BVI. All significant intercompany accounts and transactions were eliminated in consolidation.

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

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of September 30, 2019 and December 31, 2018, respectively, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Total
September 30, 2019	-	$329,498	$329,498
December 31, 2018	-	$163,145	$163,145

Accounts and Retentions Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowance of nil and $1.78 million at September 30, 2019 and December 31, 2018. At September 30, 2019, Qinghai Technology had $0.27 million accounts receivable with aging over one-year, the Mining company agreed to take the full responsibility of payment if these accounts receivable cannot be collected.

At September 30, 2019 and December 31, 2018, the Company had retentions receivable from customers for product quality assurance of nil and $0.14 million. The retention rate varied from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date of the products and the number of heating seasons that the warranty period covers. The Company had allowance for these retentions of nil and $0.14 million at September 30, 2019 and December 31, 2018.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material, tools and equipment for production. The advances are interest-free and unsecured. As of September 30, 2019 and December 31, 2018, the Company had allowance for advances to suppliers of nil and $2.16 million.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2019 and December 31, 2018, there was no significant impairments of its long-lived assets.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the nine months ended September 30, 2019 and 2018 were $554 and $43,191, respectively. R&D costs for the three months ended September 30, 2019 and 2018 were $465 and $2,132, respectively.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  At September 30, 2019 and December 31, 2018, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs typically upon delivery to the customer. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

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

Unearned Revenue

The Company records payments received from customers in advance of their orders as unearned revenue. These orders normally are delivered (usually within one month) based upon contract terms and customer demand.

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

As of September 30, 2019 and December 31, 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Leases

On January 1, 2019, the Company adopted ASU  No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet for all leases with terms longer than 12 months and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company concluded the adoption of this ASU did not have a material impact on the Company’s CFS since the Company does not have any lease that is longer than 12 months.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

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

3. INVENTORIES, NET

Inventories at September 30, 2019 and December 31, 2018, respectively, were as follows:

	2019	2018
Raw materials	$488,828	$5,626,039
Finished goods	1,362,510	2,503,571
Total	1,851,338	8,129,610
Less: inventory impairment allowance	-	(6,394,236)
Inventories, net	$1,851,338	$1,735,374

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payments. These bank acceptances were issued by customers to the Company and would be honored by the applicable bank. The Company may hold a bank acceptance until the maturity for full payment, have the bank acceptance cashed out from the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for their own obligations. As of September 30, 2019 and December 31, 2018, the Company had notes receivable of $270,162 and $111,473, respectively; and at September 30, 2019, the Company had $1.36 million notes receivable that were endorsed to its vendors, in lieu of payment. The Company was contingently liable for these notes receivable until it is paid or matured.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at September 30, 2019 and December 31, 2018:

	2019	2018
Advances to unrelated third-party companies	$-	$3,471,902
Advances to employees	-	327,067
Other	1,212	208,671
Total	1,212	4,007,640
Less: allowances	-	(3,852,921)
Other receivables (net), prepayments and deposits	$1,212	$154,719

Advances to unrelated third-party companies were short-term unsecured advances.

Advances to employees were short-term loans to employees and advances for business trips and related expenses, with no interest, payable upon demand.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2019 and December 31, 2018, respectively:

	2019	2018
Structures and improvements	$443,982	$457,547
Production equipment	2,418,338	3,374,314
Equipment upgrade	245,292	252,787
Office equipment	-	188,021
Vehicles	-	172,422
Total	3,107,612	4,445,091
Less: impairment of fixed assets	-	(189,412)
Less: accumulated depreciation	(1,647,754)	(2,506,619)
Property and equipment, net	$1,459,858	$1,749,060

Depreciation for the nine months ended September 30, 2019 and 2018 was $235,286 and $245,489, respectively.

Depreciation for the three months ended September 30, 2019 and 2018 was $76,141 and $78,024, respectively.

7. CONSTRUCTION IN PROGRESS (“CIP”)

As of September 30, 2019 and December 31, 2018, the Company had CIP of $1,613,546 and $1,662,847, respectively. The CIP was mainly for Test and Experimental Plant I, which does not have any production currently; the Company intends to transform the plant as a pilot plant for pure boric acid and lithium carbonate production. However, the CIP was delayed due to the Company is waiting for the installation and connection of the natural gas pipeline by the authority as a result of implementing the Coal-to-Gas conversion project by the authority for environmental protection purpose.

8. TAXES PAYABLE

Taxes payable consisted of the following September 30, 2019 and December 31,2018, respectively:

	2019	2018
Other	$32,968	$53,112
VAT	247,765	175,435
Taxes payable	$280,733	$228,547

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2019 and December 31, 2018, respectively:

	2019	2018
Advances from third parties	$1,842,087	$3,120,967
Subsidy payable	-	291,410
Other	567,396	520,613
Accrued expenses	62,410	2,765,614
Total accrued liabilities and other payables	$2,471,893	$6,698,604

Advances from third parties were short term, non-interest-bearing and due on demand.

At September 30, 2019 and December 31, 2018, other mainly was dividend payable to Northtech of $375,000 and $300,000, respectively.

As of September 30, 2019 and December 31, 2018, the Company had $0 and $291,410, respectively, for the government subsidy for Magnesium-rich waste liquid high value utilization project, and was recorded as other payable; during the three months ended September 30, 2019, the Company completed the project and passed the government’s inspection, the Company reclassified $65,000 equipment cost of this government subsidy payable to deferred income and amortizes it over 10 years, and reclassified $0.22 million subsidy payable as other income.

As of September 30, 2019, accrued expenses mainly consisted of accrued payroll expense of $62,410 for Qinghai Technology. As of December 31, 2018, accrued expenses mainly consisted of accrued property and land rental fee of $2.38 million for SmartHeat Pump and accrued payroll of $0.38 million.

10. RELATED PARTY TRANSACTIONS

Qinghai Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Qinghai Technology sometimes received no-interest short-term advances from Qinghai Mining for daily operation needs. As of September 30, 2019 and December 31, 2018, due from (to) Qinghai Mining (representing the net amount of intercompany transactions between Qinghai Technology and Qinghai Mining due to carve out) was $0.18 million and $(3.88) million, respectively, which included $54,976 net due to Qinghai Mining after the Debt Offset Agreement disclosed below. Qinghai Technology purchased of $1,113,250 and $518,870 boron ore from Qinghai Mining during the nine and three months ended September 30, 2019.

On July 1, 2019, Qinghai Technology and Qinghai Mining entered a boron ore purchase contract for a term of one year. Qinghai Mining is to supply Qinghai Technology boron ore based on Qinghai Technology’s monthly production plan at a price of RMB 62 ($8.77) per ton. The price is adjustable in the future if there is a significant fluctuation of the market price for the boron ore.

Qinghai Technology used equipment that belongs to Qinghai Province DaChaiDan ZhongTian Resources Development Co., Ltd (“Zhongtian Resources”, owned by two major shareholders of the Company) for production. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company, and was included in the Company’s cost of sales. The depreciation of these fixed assets for the nine months ended September 30, 2019 and 2018 was $25,658 and $26,533, respectively. The depreciation of these fixed assets for the three months ended September 30, 2019 and 2018 was $8,059 and $7,434, respectively. Due to Zhongtian Resources resulting from using its equipment was $25,658 and $0.11 million at September 30, 2019 and December 31, 2018, respectively.

Qinghai Technology previously purchased raw material from DaChaiDan SanXin Industrial Company Ltd (“SanXin”). The outstanding payable to SanXin at September 30, 2019 and December 31, 2018 was $0 and $0.13 million, respectively. SanXin is a non-related party company; however, Qinghai Mining assumed the payables as of December 31, 2018 that Qinghai Technology owed to SanXin under a Debt Offset Agreement between the Company, Qinghai Mining and SanXin entered into in June 2019.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”, 90% owned by the son of the Company’s major shareholder). For the nine months ended September 30, 2019 and 2018, the Company’s sales to Dingjia was $112,855 and $955,087, respectively. For the three months ended September 30, 2019 and 2018, the Company’s sales to Dingjia was $17,300 and $513,973, respectively. At September 30, 2019 and December 31, 2018, outstanding receivables from (payable to) Dingjia was $(0.08) million and $4.06 million, respectively.

Qinghai Technology, Qinghai Mining, Zhongtian Resources and Dingjia entered a Debt Offset Agreement, in which, Qinghai Mining assumed the outstanding payable balance of Qinghai Technology as of December 31, 2018 to Zhongtian, and Qinghai Technology transferred the outstanding receivable balance as of December 31, 2018 from Dingjia to Qinghai Mining. With execution of the Debt Offset Agreement entered in June 2019, the Company had $54,976 net due to Qinghai Mining at December 31, 2018.

In addition, at September 30, 2019 and December 31, 2018, the Company had $456,263 and $255,233 due to another major shareholder of the Company, resulting from the certain of the Company’s operating expenses such as legal and audit fees that were paid by this major shareholder on behalf of the Company. This short term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of September 30, 2019 and December 31, 2018, respectively:

		2019	2018
	Related party name
Due from (to)	Dingjia	$(75,499)	$4,058,148
Due from (to)	Qinghai Mining	181,638	(3,878,896)
Due to	Zhongtian Resources	(25,658)	(106,345)
Due to	SanXin (debts assumed by Qinghai Mining)	-	(127,883)
Due to	A major shareholder	(456,263)	(255,233)
Due from (to), net		$(375,782)	$(310,209)

11. DEFERRED INCOME

Deferred income consisted mainly of the government subsidy to the Company’s special projects.

The detail of deferred income for the Company’s special projects at September 30, 2019 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$311,046	8/1/2013	10	$191,812	$119,234
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	70,693	5/1/2015	10	31,223	39,470
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,413,847	1/1/2018	10	247,423	1,166,424
Project of high value utilization of magnesium-rich waste liquid	65,037	7/9/2019	10	1,626	63,411
Total	$1,860,623			$472,084	$1,388,539

The detail of deferred income for the Company’s special projects at December 31, 2018 is as following:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$320,550	8/1/2013	10	$173,631	$146,919
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	72,852	5/1/2015	10	26,712	46,140
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,457,046	1/1/2018	10	145,705	1,311,341
Total	$1,850,449			$346,049	$1,504,400

12. SUBSIDY INCOME

Subsidy income consisted of amortization of deferred income for declared special projects and government’s general incentive fund (recorded as income upon receipt) for the nine and three months ended September 30, 2019 and 2018, respectively:

	Nine Months Ended September 30,
	2019	2018
Technology upgrade for using lean ore to produce magnesium sulfate	$24,073	$25,308
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	5,471	5,752
Project of production of high purity boric acid from lean ore	-	-
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	109,424	115,039
Development of 1,000 tons battery-grade lithium carbonate	-	46,015
Project of high value utilization of magnesium-rich waste liquid	226,359	-
Total	$365,327	$192,114

	Three Months Ended September 30,
	2019	2018
Technology upgrade for using lean ore to produce magnesium sulfate	$7,851	$8,044
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	1,784	1,828
Project of production of high purity boric acid from lean ore	-	-
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	35,686	35,486
Development of 1,000 tons battery-grade lithium carbonate	-	-
Project of high value utilization of magnesium-rich waste liquid	226,359	-
Total	$271,680	$45,358

13. CONVERSION OF CREDIT LINE PAYABLE (RELATED PARTY TRANSACTION)

On June 14, 2018, the Company entered into the Sixth Amendment to the Credit and Security Agreement dated July 27, 2012, as amended, between the Company and Northtech, as described below:

In October 2017, The Company entered into negotiations with Northtech to restructure the Credit Agreement. On October 31, 2017 the Credit Line was not extended, and the parties continued negotiations.  The parties agreed that Northtech will convert all outstanding interest and principal due under the Credit Agreement into the Company's common stock at a $.065 per share, a premium of $.0649 to the 30 average closing price of the Company's common stock of $.0001 per share.  In addition, the parties agreed to reduce the maximum credit line under the Credit Agreement to $1,000,000 and extended the maturity date to December 31, 2018. Further conversion of any outstanding principal and interest under the Credit Agreement will be based on conversion price subject to a minimum of $.065 per share and a maximum of $.50 per share.

As a result of the entering into the Sixth Amendment, the Company issued Northtech 71,283,000 restricted shares of common stock (66,316,601 shares on December 28, 2018 due to the maximum limit of 75,000,000 authorized for issuance at December 31, 2018, and 4,966,399 shares on March 20, 2019). Upon the issuance of the common stock to Northtech, the total interest and principal of $4,633,395 due to Northtech was reduced to zero.

14. DEFERRED TAX ASSETS

As of September 30, 2019 and December 31, 2018, respectively, deferred tax assets (liabilities) consisted of the following:

	2019	2018
Deferred tax asset - current (bad debt allowance for accounts receivable)	$-	$653,737
Deferred tax asset - current (bad debt allowance for retention receivable)	-	36,201
Deferred tax asset - current (inventory impairment provision)	-	1,592,875
Deferred tax asset – current (bad debt allowance for other receivables)	-	435,900
Deferred tax asset – current (allowance for advance to supplier)	-	541,194
Deferred tax asset – noncurrent (NOL of US parent company)	2,215,731	2,282,517
Deferred tax asset – noncurrent (NOL of PRC subsidiaries)	-	4,905,775
Less: valuation allowance	(2,215,731)	(10,448,199)
Deferred tax assets, net	$-	$-

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

The US parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, the NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. The US parent Company has NOL carry forwards for income taxes of approximately $2.22 million at September 30, 2019. Management believes the realization of benefits from these losses remains uncertain due to the SU parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

Qinghai Technology was carved out of Qinghai Mining on December 20, 2018. However, for the nine and three months ended September 30, 2019 and 2018, Qinghai Technology and Qinghai Mining still filed a combined income tax return in PRC, which had $0 income tax due to combined taxable loss.

As a result of carving out from Qinghai Mining and operating as an independent corporation, Qinghai Technology as a standalone entity had taxable income of $707,514 and $490,704 for the nine and three months ended September 30, 2019, and taxable income $384,398 and $67,113 for the nine and three months ended September 30, 2018. Qinghai Technology used the Separate Return Method under ASC 740-10-30-27 to allocate its income tax expenses.  Under the Separate Return Method, Qinghai Technology calculated its tax provision as if it were filing its own tax return based on the pre-tax accounts.  For the nine and three months ended September 30, 2019, Qinghai Technology calculated its income tax expense of $106,127 and $73,605, respectively; for the nine and three months ended September 30, 2018, Qinghai Technology calculated its income tax expense of $57,660 and $10,067, under the Separate Return Method, and credited it to due to related party – Qinghai Mining. As a qualified business under the China Government’s strategy of Develop-the-West, from January 1, 2011 through December 31, 2012, all the qualified business including Qinghai Technology is subject to a reduced income tax rate of 15% compared to a national customary rate of 25%.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2019 and 2018, respectively:

	2019	2018
US statutory benefit rates	21.0%	21.0%
Tax rate difference	4.0%	4.0%
Tax holiday in PRC	-%	(10.0)%
Valuation allowance	(23.2)%	-%
Tax expense per financial statements	1.8%	15.0%

The income tax expense for the nine months ended September 30, 2019 and 2018, respectively, consisted of the following:

	2019	2018
Income tax expense – current	$106,127	$57,660
Income tax benefit – deferred	-	-
Total income tax benefit, net	$106,127	$57,660

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended September 30, 2019 and 2018, respectively:

	2019	2018
US statutory benefit rates	21.0%	21.0%
Tax rate difference	4.0%	4.0%
Tax holiday in PRC	-%	(10.0)%
Valuation allowance	(23.8)%	-%
Tax expense per financial statements	1.2%	15.0%

The income tax expense for the three months ended September 30, 2019 and 2018, respectively, consisted of the following:

	2019	2018
Income tax expense – current	$73,605	$10,067
Income tax benefit – deferred	-	-
Total income tax benefit, net	$73,605	$10,067

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

Additionally, in accordance with the Company Laws of the PRC, a domestic enterprise is required to provide surplus reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the BOD, from the profits determined in accordance with the enterprise’s PRC statutory accounts. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Qinghai Technology was established as domestic enterprises and therefore are subject to the above-mentioned restrictions on distributable profits.

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

19. REVERSE MERGER

On December 31, 2018 (the "Closing Date"), the Company entered into a Share Exchange Agreement and Plan of Reorganization with Mid-heaven BVI and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all of the shareholders of Mid-heaven BVI (the “Mid-heaven Shareholders”).

Pursuant to the terms of the Agreement, the shareholders of Mid-heaven BVI delivered all of the issued and outstanding shares of capital stock of Mid-heaven BVI to the Company, for 106,001,971 shares of the Company’s Common Stock. Mid-heaven, through two subsidiaries, owns 100% of Qinghai Technology. The Acquisition was structured as a tax-free reorganization.

As a result of the share exchange agreement, Mid-heaven BVI’s shareholders own approximately 57% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Mid-heaven BVI.  The following unaudited pro forma consolidated results of operations for the Company and Mid-heaven BVI for the nine and three months ended September 30, 2018 presents the Company and Mid-heaven BVI’s operations as if the acquisitions occurred January 1, 2018.  The pro forma results are not necessarily indicative of the actual results that would have occurred had the acquisitions been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

	Nine Months Ended September 30, 2018
	Mid-heaven BVI	Lithium Tech	Total
Net sales	$4,024,384	$19,931	$4,044,315
Net income (loss)	326,738	(71,104)	255,634
Basic and diluted weighted average shares outstanding	106,001,971	8,683,399	114,685,370
Basic and diluted net earnings (loss) per share	$0.00	$(0.01)	$0.00

	Three Months Ended September 30, 2018
	Mid-heaven BVI	Lithium Tech	Total
Net sales	$1,516,650	$-	$1,516,650
Net income	57,046	169,521	226,567
Basic and diluted weighted average shares outstanding	106,001,971	8,683,399	114,685,370
Basic and diluted net earnings per share	$0.00	$0.02	$0.00

20. DISPOSAL OF SUBSIDIARIES

On September 30, 2019, Heat HP, Inc. and Heat PHE, Inc, wholly owned subsidiaries of the Company, sold all of their respective equity interests in Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, SanDeKe and SmartHeat Exchange for $353.  The transactions were structured as purchases of equity interests, the subsidiary companies retained all liabilities when purchased.

The following table summarizes the carrying value of the assets and liabilities disposed at the closing date. The excess of the selling price over the carrying value of the net assets disposed was recorded as gain from disposal of subsidiaries of $5,666,187.

Cash	$149,929
Other receivables, net	89,635
Inventory, net	42,415
Advance to suppliers, net	46,775
Fixed assets, net	9,338
Accounts payable	(910,999)
Unearned revenue	(1,116,980)
Taxes payable	(24,280)
Accrued expenses and other payables	(3,951,667)
Selling price	(353)
Gain on sale	$5,666,187

21. SUBSEQUENT EVENTS

The Company evaluated all events that occurred subsequent to September 30, 2019 through the date the CFS were issued, no material subsequent event was identified.

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

Overview

We currently produce boric acid in the Peoples Republic of China (PRC) and plans to expand our existing manufacturing facilities to produce lithium carbonate for electric vehicle battery market in China. The Company has collaborated with its director to develop a prototype production line that is capable of producing boric acid and lithium carbonate from local brines pool and may also initiate production of lithium carbonate from existing ore deposits it purchases from an affiliated mining company. We formerly sold plated heat exchangers and heat pumps and sold these remaining operations on September 30, 2019 as discontinued operations.

On December 31, 2018 (the "Closing Date"), we entered into a Share Exchange Agreement and Plan of Reorganization, as amended January 24, 2019 (the “Share Exchange Agreement”) with Mid-Heaven Sincerity International Resources Investment Co., Ltd (Mid-heaven BVI) and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all of the shareholders of Mid-heaven BVI (the “Mid-heaven Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Mid-heaven BVI delivered all of the issued and outstanding shares of capital stock of Mid-Heaven BVI to SmartHeat, for 106,001,971 shares of our Common Stock. Mid-heaven BVI, through two subsidiaries, Qinghai Mid-Heaven Sincerity Technology Co., Ltd (“Sincerity”) and Qinghai Mid-Heaven Sincerity Salt-Lake R&D Co., Ltd (“Salt-Lake”) owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Qinghai Technology”).

The Acquisition was structured as a tax-free reorganization. As a result of the share exchange agreement, Mid-heaven BVI’s shareholders own approximately 57% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Mid-heaven BVI.

The main operating entity, Qinghai Technology was incorporated December 18, 2018. The business of Qinghai Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001, and manufactures and wholesales boric acid and related compounds for industrial and consumer usage. Qinghai Technology obtains its raw material minerals exclusively from Qinghai Mining and currently processes boric acid by crushing and processing ore.

On September 30, 2019, Heat HP, Inc. and Heat PHE, Inc, our wholly owned subsidiaries, sold their respective equity interests in Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange for $353. The equity interests were sold to individuals and businesses located in the PRC. Each subsidiary was sold for nominal cash consideration as below and, as the transactions were structured as purchases of equity interests, the subsidiary companies retained all liabilities when sold.

SmartHeat Jinhui (Beijing) Energy Technology Ltd - 100 RMB

SmartHeat (China) Investment Ltd - 400 RMB

SmartHeat (Shanghai) Trading Co., Ltd - 400 RMB

SmartHeat (Shenyang) Heat Pump Technology Co., Ltd - 400 RMB

SanDeKe Co., Ltd - 600 RMB

SmartHeat Heat Exchange Equipment Co - 600 RMB

On October 23, 2019, we filed a certificate of amendment to its certificate of incorporation to change its name from “Smartheat, Inc.” to “Lithium & Boron Technology, Inc.” to better reflect the operations of the Company

Related Party Transactions

Qinghai Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Qinghai Technology sometimes received no-interest short-term advances from Qinghai Mining for daily operation needs. As of September 30, 2019, and December 31, 2018, due from (to) Qinghai Mining (was the net amount of intercompany transactions between Qinghai Technology and Qinghai Mining due to carve out) was $0.18 million and $(3.88) million, respectively, which included $54,976 net due to Qinghai Mining after the Debt Offset Agreement disclosed below. Qinghai Technology purchased of $1,113,250 and $518,870 boron ore from Qinghai Mining during the nine and three months ended September 30, 2019.

On July 1, 2019, Qinghai Technology and Qinghai Mining entered a boron ore purchase contract for a term of one year. Qinghai Mining is to supply Qinghai Technology boron ore based on Qinghai Technology’s monthly production plan at a price of RMB 62 ($8.77) per ton. The price is adjustable in the future if there is a significant fluctuation of the market price for the boron ore.

Qinghai Technology used equipment that belongs to Qinghai Province DaChaiDan ZhongTian Resources Development Co., Ltd (“Zhongtian Resources”, owned by two major shareholders of the Company) for production. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company, and was included in the Company’s cost of sales. The depreciation of these fixed assets for the nine months ended September 30, 2019 and 2018 was $25,658 and $26,563, respectively. The depreciation of these fixed assets for the three months ended September 30, 2019 and 2018 was $8,059 and $7,434, respectively. Due to Zhongtian Resources resulting from using its equipment was $25,658 and $0.11 million at September 30, 2019 and December 31, 2018, respectively.

Qinghai Technology purchased raw material from DaChaiDan SanXin Industrial Company Ltd (“SanXin”). Outstanding payable to SanXin at September 30, 2019 and December 31, 2018 was $0 and $0.13 million, respectively. SanXin is a non-related party company; however, Qinghai Mining assumed the payables as of December 31, 2018 that Qinghai Technology owed to SanXin under a Debt Offset Agreement between the Company, Qinghai Mining and SanXin entered into in June 2019.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”, 90% owned by the son of the Company’s major shareholder). For the nine months ended September 30, 2019 and 2018, the Company’s sales to Dingjia was $112,855 and $955,087, respectively. For the three months ended September 30, 2019 and 2018, the Company’s sales to Dingjia was $17,300 and $513,973, respectively. At September 30, 2019 and December 31, 2018, outstanding receivables from (payable to) Dingjia was $(0.08) million and $4.06 million, respectively.

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

In addition, at September 30, 2019 and December 31, 2018, the Company had $456,263 and $255,233 due to another major shareholder of the Company, resulting from the certain of the Company’s operating expenses such as legal and audit fees that were paid by this major shareholder on behalf of the Company. This short term advance bore no interest, and payable upon demand.

The following table summarized the due from (to) related parties as of September 30, 2019 and December 31, 2018, respectively:

		2019	2018
	Related party name
Due from (to)	Dingjia	$(75,499)	$4,058,148
Due from (to)	Qinghai Mining	181,638	(3,878,896)
Due to	Zhongtian Resources	(25,658)	(106,345)
Due to	SanXin (debts assumed by Qinghai Mining)	-	(127,883)
Due to	A major shareholder	(456,263)	(255,233)
Due from (to), net		$(375,782)	$(310,209)

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

Principles of Consolidation

For the nine months ended September 30, 2019, the accompanying CFS include the accounts of the Company’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange; and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” For the nine months ended September 30, 2018, the accompanying CFS consist of the accounts of Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology as a result of reverse merger of SmartHeat with Mid-heaven BVI. All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, we had bad debt allowance for accounts receivable of nil and $1.78 million at September 30, 2019 and December 31, 2018, respectively.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

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

Results of Operations

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2019	% of Sales	2018	% of Sales
Sales	$5,092,082		$4,024,384
Cost of goods sold	4,233,772	83.1%	3,413,678	84.8%
Gross profit	858,310	16.9%	610,706	15.2%
Selling expenses	279,755	5.5%	203,628	5.1%
General and administrative expenses	550,506	10.8%	214,794	5.3%
Total operating expenses	830,261	16.3%	418,422	10.4%
Income from operations	28,049	0.6%	192,284	4.8%
Other income	361,434	7.1%	192,114	4.8%
Income before income taxes	389,483	7.6%	384,398	9.6%
Income tax expense	106,127	2.1%	57,660	1.4%
Income from continuing operations	283,356	5.6%	326,738	8.2%
Gain on disposal of discontinued operations, net of tax	5,666,187	111.3%	-	-%
Loss from operations of discontinued entities, net of tax	(215,835)	(4.2)%	-	-%
Net income	$5,733,708	112.6%	$326,738	8.2%

Sales

Sales for the nine months ended September 30, 2019 and 2018 was $5,092,082 and $4,024,384, respectively, an increase of $1,067,698 or 26.5%. For the nine months ended September 30, 2019 and 2018, the Company’s sales to Dingjia, a related party company 90% owned by the son of the major shareholder of the Company, was $112,855 and $955,087, respectively. The increase of overall sales was due to decrease of the VAT rate from 16% to 13% starting April 1, 2019, which resulted in increased sales orders. In addition, we enhanced our sales force and sales channels to increase the sales to third party customers in 2019. Moreover, during the 3rd quarter of 2019, we promoted boric acid products by taking preferential pricing method for some of our long-term customers, which resulted in an average discount of $7.3 to $14.6 for each ton.

Cost of sales

Cost of sales (“COS”) for the nine months ended September 30, 2019 and 2018 was $4,233,772 and $3,413,678, respectively, an increase of $820,094 or 24.0%. The increase was mainly due to the increase of sales. The COS as a percentage of sales was 83.1% for the nine months ended September 30, 2019 compared with 84.8% for 2018. The decrease in COS as a percentage of sales was mainly due to 1) increased sales, 2) decreased freight-in costs for the raw materials as a result of outsourcing the freight service instead of having own transportation team and trucks, and 3) improved the overall budget and cost control.

Gross profit

The gross profit for the nine months ended September 30, 2019 and 2018 was $858,310 and $610,706, respectively, an increase of $247,604 or 40.5%. The profit margin was 16.9% for the nine months ended September 30, 2019 compared to 15.2% for the nine months ended September 30, 2018, the increase in profit margin was mainly due to the reasons described above.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $279,755 for the nine months ended September 30, 2019, compared to $203,628 for the nine months ended September 30, 2018, an increase of $76,127 or 37.4%, mainly resulting from increased freight out expense of $45,596 and increased salespersons’ salaries of $40,471.

General and administrative expenses consist mainly of R&D, office, welfare, business meeting, maintenance, and utilities. General and administrative expenses were $550,506 for the nine months ended September 30, 2019, compared to $214,794 for the nine months ended September 30, 2018, an increase of $335,712 or 156.3%, mainly resulting from increased maintenance expenses of $50,500, increased director fee of $10,000, increased audit fee of $110,000, increased legal and professional fee of $183,030, and increased registration fee of $15,000, which was partly offset by decreased R&D expense of $40,500.

Other income

Other income was $361,434 for the nine months ended September 30, 2019, compared to $192,114 for the nine months ended September 30, 2018, an increase of $169,320 or 88.1%. For the nine months ended September 30, 2019, other income mainly consisted of subsidy income of $365,327. For the nine months ended September 30, 2018, other income mainly consisted of subsidy income of $192,114.

Government provides grants and subsidies to support the Company’s technology innovation and transformation of boric acid, lithium and magnesium sulfate projects. The Company uses most of the subsidies to purchase machinery and equipment, which is amortized to revenue (other income) over the life of the assets for which the grant and subsidy was used for. Subsidies for declared project fund require government inspection to ensure proper use of the funds for the designated project.

Income from continuing operations

Income from continuing operations was $283,356 for the nine months ended September 30, 2019, compared to $326,738 for the nine months ended September 30, 2018. The $43,382 or 13.3% decrease in income from continuing operations was mainly due to increased G&A expense as describe above.

Gain on disposal of discontinued operations

Gain from disposal of subsidiaries was $5,666,187 for the nine months ended September 30, 2019. On September 30, 2019, Heat HP, Inc. and Heat PHE, Inc, our wholly owned subsidiaries, sold their respective equity interests in Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange for $353.

Loss from operations of discontinued entities

Loss from operations of discontinued entities was $215,835 for the nine months ended September 30, 2019.

Net income

We had a net income of $5,733,708 for the nine months ended September 30, 2019, compared to $326,738 for the nine months ended September 30, 2018, an increase of net income by $5,406,970 or 1,654.8%. The increase in our net income mainly resulted from gain from disposal of discontinued operations as describe above.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2019	% of Sales	2018	% of Sales
Sales	$1,883,327		$1,516,650
Cost of goods sold	1,533,599	81.4%	1,390,412	91.7%
Gross profit	349,728	18.6%	126,238	8.3%
Selling expenses	85,568	4.5%	72,367	4.8%
General and administrative expenses	159,339	8.5%	32,116	2.1%
Total operating expenses	244,907	13.0%	104,483	6.9%
Income from operations	104,821	5.6%	21,755	1.4%
Other income	268,880	14.3%	45,358	3.0%
Income before income taxes	373,701	19.8%	67,113	4.4%
Income tax expense	73,605	3.9%	10,067	0.7%
Income from continuing operations	300,096	15.9%	57,046	3.7%
Gain on disposal of discontinued operations, net of tax	5,666,187	300.9%	-	-%
Loss from operations of discontinued entities, net of tax	(93,299)	(5.0)%	-	-%
Net income	$5,872,984	311.9%	$57,046	3.7%

Sales

Sales for the three months ended September 30, 2019 and 2018 was $1,883,327 and $1,516,650, respectively, an increase of $366,677 or 24.2%. For the three months ended September 30, 2019 and 2018, the Company’s sales to Dingjia, a related party company 90% owned by the son of the major shareholder of the Company, was $17,300 and $513,973, respectively. The increase in the sales was due to our promotion of boric acids product by taking preferential pricing method for some of our long-term customers, which resulted an average discount of $7.3 to $14.6 for each ton.

Cost of sales

COS for the three months ended September 30, 2019 and 2018 was $1,533,599 and $1,390,412, respectively, an increase of $143,187 or 10.3%. The increase was mainly due to the increase of sales. The COS as a percentage of sales was 81.4% for the three months ended September 30, 2019 compared to 91.7% for the three months ended September 30, 2018, the decrease in COS as a percentage of sales was mainly due to 1) increased sales, 2) decreased freight-in costs for the raw materials as a result of outsourcing the freight service instead of having own transportation team and trucks, and 3) improved the overall budget and cost control.

Gross profit

The gross profit for the three months ended September 30, 2019 and 2018 was $349,728 and $126,238, respectively, an increase of $223,490 or 177.0%. The profit margin was 19.0% for the three months ended September 30, 2019 compared to 8.3% for the three months ended September 30, 2018. The increase of profit margin was due to the reasons described above.

Operating expenses

Selling expenses consist mainly of salaries and freight out. Selling expense were $85,568 for the three months ended September 30, 2019, compared to $72,367 for the three months ended September 30, 2018, an increase of $13,201 or 18.2%, mainly resulting from increased freight out expense of $6,557 and increase salary expenses of $9,410.

General and administrative expenses consist mainly of R&D, office, welfare, business meeting, maintenance, and utilities. General and administrative expenses were $ 159,339 for the three months ended September 30, 2019, compared to $32,116 for the three months ended September 30, 2018, an increase of $127,223 or 396.1%, mainly resulting from increased legal expenses of $30,000, increased audit expense of $40,000, increased professional fee of $47,000, increased consulting fee of $8,700.

Other income

Other income was $268,880 for the three months ended September 30, 2019, compared to $45,358 for the three months ended September 30, 2018, an increase of $223,522 or 492.8%. For the three months ended September 30, 2019, other income mainly consisted of subsidy income of $271,680. For the three months ended September 30, 2018, other income mainly consisted of subsidy income of $45,358.

Government provides grants and subsidies to support the Company’s technology innovation and transformation of boric acid, lithium and magnesium sulfate projects. The Company uses most of the subsidies to purchase machinery and equipment, which is amortized to revenue (other income) over the life of the assets for which the grant and subsidy was used for. Subsidies for declared project fund require government inspection to ensure proper use of the funds for the designated project.

Income from Continuing operations

Income from continuing operations was $300,096 for the three months ended September 30, 2019, compared to $57,046 for the three months ended September 30, 2018. The $243,050 or 426.1% increase in income from continuing operations was mainly due to increased sales and increased Subsidy income, which was partly offset by increased G&A expense as describe above.

Gain on disposal of discontinued operations

Gain from disposal of subsidiaries was $5,666,187 for the three months ended September 30, 2019, resulting from the disposal of equity interests in Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange.

Loss from operations of discontinued entities

Loss from operations of discontinued entities was $93,299 for the three months ended September 30, 2019.

Net Income

We had net income of $5,872,984 for the three months ended September 30, 2019, compared to $57,046 for the three months ended September 30, 2018, an increase of net income by $5,815,938 or 10,195.2%. The increase in our net income mainly resulted from increased sales and disposal of discontinued operations as describe above.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and equivalents of $0.33 million. Working capital deficit was $0.75 million at September 30, 2019. The ratio of current assets to current liabilities was 0.79:1 at September 30, 2019.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2019 and 2018:

	2019	2018
Cash provided by (used in):
Operating activities	$269,320	$(2,445,280)
Investing activities	(149,928)	(2,945)
Financing activities	$62,933	$2,448,225

Net cash provided by operating activities was $269,320 for the nine months ended September 30, 2019, compared to $2,445,280 for the nine months ended September 30, 2018. The increase of cash inflow from operating activities for 2019 was principally attributable to decreased cash outflow from inventory by $1,203,943, and increased cash inflow from accounts payable by $1,438,607.

Net cash used in investing activities was $149,928 for the nine months ended September 30, 2019 compared to $2,945 for the nine months ended September 30, 2018. The net cash used in investing activities in 2019 consisted of cash disposed at disposal of subsidiaries of $149,928. The net cash used in investing activities in 2018 consisted of acquisition of equipment of $2,945.

Net cash provided by financing activities was $62,933 for the nine months ended September 30, 2019, compared to $2,448,225 for the nine months ended September 30, 2018. The net cash provided by financing activities in 2019 consisted of increase in due to related party of $62,933. The net cash provide in financing activities in 2018 consisted of increase in due to related party of $2,448,225.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

LITHIUM & BORON TECHNOLOGY, INC.
(Registrant)

Date: November 14, 2019	By:	/s/ Jimin Zhang
Mr. Jimin Zhang Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)