Form 10-K
period 2019-12-31
Lithium & Boron Technology, Inc.
filed 2020-04-14
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

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

Registrant’s telephone number, including area code:

+86 (097) 782-8122

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	LBTI	OTCQB PINK

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐                      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☑                     No ☐

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

Yes  ☐                      No  ☑

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2019, was $0.0001 per share. Accordingly, effective as of June 30, 2019, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of April 14, 2020 there were 185,986,370 shares of common stock outstanding.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “Lithium & Boron Technology,” the “Company,” “we,” “us,” “our” and words of similar import refer to Lithium & Boron Technology, Inc., unless the context requires otherwise.

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

● our ability to raise capital to develop our lithium hydroxide and lithium carbonate business;

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

● the impact of increasing competition in the lithium hydroxide, lithium carbonate and boric acid production businesses;

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

Item 1. Business

General

We are a boric acid manufacturing company in the PRC. Our strategy is to expand our existing boric acid manufacturing facilities to produce lithium hydroxide and lithium carbonate for the rapidly growing electric vehicle ("EV") battery market in China. We have entered into a joint venture with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (Xi’an Lithium Tech) who will provide us with the technology to produce battery grade lithium hydroxide and lithium carbonate. According to Fastmarkets, the average weekly March 2020 price for battery grade lithium carbonate on the London Metal Exchange CIF China was approximately $7,900 per ton and approximately $9,200 per ton for lithium hydroxide. We source our ore and brine exclusively from our affiliated company located in nearby Dachaidan Lake and its surrounding areas.

We currently operate our production facility through our wholly owned subsidiary, Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Qinghai Technology”). Qinghai Technology manufactures and sells boric acid and related compounds for industrial and consumer use. We purchase and process mineral rich ore and brine exclusively from our affiliated mining company Qing Hai Mid-Heaven Boron & Lithium Mining Company, Ltd. (“Qinghai Mining”) and are one of the leading producers of boric acid in China with a production capacity of approximately 15,000 tons per year of boric acid or approximately 62% of the output in the in Qinghai Province and 10.7% of total production in China in 2019 according to an annual report published by the China Inorganic Salts Industry Association (CISIA). Our boric acid is sold to industries located throughout the PRC. We have a unique “one step production” methodology in China which we believe gives us a significant advantage over our competitors.

Our Strategy

We believe that growth in the Electric Vehicle (“EV”) industry will drive significant growth in the demand for lithium hydroxide and lithium carbonate. Xi’an Lithium Tech successfully completed a brine extraction project where it used its membrane extraction technology to produce lithium carbonate and lithium hydroxide.

Under the terms of the joint venture Xi'an Lithium Tech. will provide us with their innovative membrane extraction technology and we will provide the raw materials to produce up to 20,000 tons of battery grade lithium hydroxide and 10,000 tons of lithium carbonate annually, subject to funding. We believe that Xi’an Lithium Tech. possesses the best technology available to assist us to economically and efficiently produce battery grade lithium for China’s rapidly growing market.

Qinghai Technology plans to process through the joint venture the deposits of lithium harvested from brine sourced out of Dachaidan Lake and its surrounding areas. We plan to leverage our position as leading producer of boric acid and boron in the Qinghai-Tibetan Plateau in China, our knowledge of mineral processing of boric acid, boron and related minerals, our supply and sales chain and the technology gained from the joint venture to produce lithium hydroxide and lithium carbonate for batteries used in China’s rapidly growing EV industry. We will need to obtain additional funding for all phases of these development projects.

We believe our current production experience, exclusive access to local natural resources, and current financial condition uniquely position us to transition our business into being a unique, profitable, pure-play source of lithium to the China markets.

Our Headquarters in HaiXi

(Source: Qinghai Technology)

Our Boron and Lithium Business

Boron

Qinghai Technology has the production capacity of approximately 15,000 tons of boric acid and related chemicals per year by using the traditional extraction processes of crushing ore and processing the resultant dust through its facilities. We believe our facility produced approximately 10% of the total national output in the PRC in 2019 according to an annual report produced by the CISA. We plan to expand our current boric acid processing production capacity.

China and the US are the largest consumers of boric acid. The major end users of boric acid are manufacturers of ceramic and tiles and fiberglass which accounts for nearly 50% of the global consumption of boric acid. Pharmaceuticals, agriculture, cosmetics, and wood preservation industries are the other end users of our boric acid. The global boric acid market is anticipated to grow at a compound annual growth rate (CAGR) of 5.55% during the period from 2018 to-2022.(Source: Tecnivo “Huge Demand in Boric Acid Compound Market 2019-2025”) There is a limited set of competitors in the boric acid and boron market because supplies are very limited which consist of Borax Morarji, Gujarat Boron Derivatives Private, Mizushima Ferroalloy, Russian Bor, Rio Tinto Group, Searles Valley Minerals and Tomiyama Pure. (Source: Tecnivo “Top 6 Vendors in the Global Boric Acid Market from 2016 to 2020”). We also plan to improve our production process to produce boron for will be hardened steel used in nuclear plants, heavy machinery cars, trucks and aircraft.

Qinghai Technology has historically sold all material it has produced, and we believe the trend will continue. In 2019, Qinghai Technology produced approximately 12,000 tons of boric acid from operations. It expects to sell all of the boric acid it produces in 2020. In addition, we believe that margins and purity will improve due to our continuous improvement program to the lower cost of production, improve reclamation processes and reduce of hazardous waste material. Qinghai Technology’s boric acid in 2019 sold for an average of approximately RMB 3,841 (USD 557) per ton.

Qinghai Technology uses the one-step method to produce boric acid. Boron ore is mixed with sulfuric acid, processed through a mixing process and heated until boric acid powder is produced. Qinghai Technology obtains sulfuric acid in both pure form and recycled sulfuric acid disposed as a hazardous waste product by industrial users.

The 2019 consumption of boric acid in the Chinese market was approximately 550,000 tons per year with a market value of 1.7 billion yuan, or approximately $247 million with imports consisting of approximately 234,000 tons. (Source: Annual Report by CISIA). We currently distribute or boric acid through the following industrial distribution channels: Sichuan Dawei (四川达威), Del Bor Industry (德尔硼业), which account for our largest customers (16% and 14% of our total sales, respectively).

Qinghai Technology’s Boric Acid Manufacturing Plant – HaiXi

(Source: Qinghai Technology)

Lithium

Our Lithium business will be designed to produce lithium hydroxide and lithium carbonate for the EV battery markets in China. We believe that when we establish our brine extraction manufacturing facilities through our joint venture with Xi’an Lithium Tech. that we will be a competitive, low-cost producer or lithium hydroxide and lithium carbonate for use by battery manufactures in China. Most of our local competitors obtain raw materials typically consisting of spodumene (lithium ore) from outside of China in order to produce lithium carbonate. We believe we will be one of the few local China based lithium hydroxide and lithium carbonate producers with a local supply of raw materials making us a pure-play China based lithium hydroxide and lithium carbonate producer for the local EV battery market.

Production of battery grade lithium carbonate is a priority for China’s national industrial policy and is in line with the Qinghai province's economic development policy. Source: Qing Hai Province government’s guide document (2018 No 41)“The guideline for improvement of Lithium Industry in Qing Hai Province” issued by Qing Hai Province Government Office) It plays an important role and practical significance for promoting the development of the local economy and the extension of the industrial chain. We believe our lithium hydroxide and lithium carbonate project will receive favorable tax incentives and be able to operate at high margins. We have inexpensive sources of electricity, coal, natural gas resources and labor resources to produce our products. Brine processing technology is also more environmentally friendly and reliable than processing ore obtained from traditional strip-mining methods which reduces our expenses for reclamation.

Qinghai Mining plans to transport evaporated brine from its brine pools to our processing plant. We will use a proprietary membrane extraction technology developed by our joint venture partner to extract lithium carbonate and lithium hydroxide from brine. We believe this process will be more economical and efficient than other existing extraction technologies.

Lithium is typically extracted from the mineral spodumene and from brine-lakes, salt-pan deposits or salt flats. We believe that the extraction process of lithium from brine lakes requires less energy and lower production costs than spodumene ore deposits.

Local Brine Pool - - source of lithium and boron raw materials owned by Qinghai Mining

(Source – Qinghai Mining)

If we are successful in our funding efforts, we plan to locate the joint venture operations in a new, nearby facility located in the Boric Chemical Industrial Zone in Haixi. As a qualified business under the China Government’s strategy of Develop-the-West, all the qualified business including Qinghai Technology is subject to a reduced income tax rate of 15% compared to a national customary rate of 25%. The facilities will house brine processing plants expected to produce up to 20,000 tons of battery grade lithium hydroxide and 10,000 tons of lithium carbonate annually.

We received all of our environmental permits from Haixi Environmental Protection Bureau on April 2, 2011 (Xihuanzi (2011)( No. 63) and production permits to commence our new brine processing business in HaiXi) We plan to initially establish a joint venture producing 3,000 tons of lithium carbonate and lithium hydroxide annually will require initial funding of approximately $40,000,000 divided equally between the partners. We and Xi’an Lithium Tech. will hold 51% and 49% of the joint venture, respectively. The joint venture will require additional equity, debt and/or bank financing of approximately $320 million USD to reach full production capacity of 20,000 tons of battery grade lithium hydroxide and 10,000 tons of lithium carbonate annually. According to Fastmarkets, the average weekly March 2020 price for battery grade lithium carbonate on the London Metal Exchange CIF China was approximately $7,900 per ton and approximately $9,200 per ton for lithium hydroxide.

Proposed New Manufacturing Facility for Joint Venture.

(Source: Qinghai Technology)

Qinghai Mining

Qinghai Technology purchases all of its lithium and boron based raw materials consisting of ore and brine from our affiliated company Qinghai Mining. Our Chairman and the General Manager of Qinghai Technology owns approximately 76% of Qinghai Mining and one of our principal stockholders and brother of our Chairman, Mr. Jian Zhang, owns approximately 21%.Qinghai Mining.

Qinghai Technology has signed an exclusive agreement with Qinghai Mining to purchase all of the boron and minerals produced by them. Under the terms of the agreement.….

Mid -Haven Mining has the exclusive right to mine minerals, including boron and lithium ore and brine, from an area of approximately 35 square kilometers in Dichaidan (Haixi) in the Qinghai Province which is in the heart of the Quinghai-Tibet Plateau. The area is rich in boron, lithium, magnesium and bromide found in local ore deposits and in mineral rich brine pools. -Haven Mining has mining rights until 2034 for existing properties with an option to extend an additional 20 years. The properties are reviewed every five years to ensure compliance with the mining rights.

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

We plan to further modernize and expand our facilities, plant and brine extraction process at of Qinghai Technology to increase lithium hydroxide and lithium carbonate production to 30,000 tons per year . In order to reach these production targets, we, our joint venture partner and our subsidiaries will embark on a capital improvement project to raise approximately $360,000,000 in equity, debt, bank funding and government subsidies in order to commence full production in the Boron Chemical Industrial Zone in HaiXi.

Qinghai Technology and Qinghai Mining have received all necessary commercial, environmental and water extraction rights for the commercialization of lithium carbonate and boric acid from Dichaidan Lake.

As a qualified business under the China Government’s strategy of Develop-the-West, , all the qualified business including Qinghai Technology is subject to a reduced income tax rate of 15% compared to a national customary rate of 25%.

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

On December 31, 2018, we acquired as our wholly owned subsidiary, Mid-Heaven Sincerity International Resources Investment Co., Ltd, and its wholly owned subsidiary Qinghai Technology in exchange for 141,919,034 shares of our Common Stock in a tax-free reorganization. We sold the remainder of our prior business operations during the 2019 fiscal year.  On October 22, 2019 we changed our name to Lithium & Boron Technology, Inc.

We were originally formed as a state owned entity in 1954 producing boron related products and filed for bankruptcy in 2000. Our Chief Executive Officer purchased the assets of the company and founded Qing-Hai Zhong Tian Boron & Lithium Mining Co., Ltd on March 6, 2001. Qinghai Technology was spun out of Qing-Hai Zhong Tian Boron & Lithium Mining Co., Ltd on December 20, 2018 and Qing-Hai Zhong Tian Boron & Lithium Mining Co., Ltd changed its name to Qing Hai Mid-Heaven Boron & Lithium Mining Company, Ltd.

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

SAFE Circular 37

In July 2014, SAFE issued SAFE Circular 37, which supersedes SAFE Circular 75, and requires that PRC citizens or residents must register with the relevant local SAFE branch before making capital contribution to any offshore entity directly established or indirectly controlled by that PRC citizen or resident for the purpose of investment or financing and with onshore or offshore assets or equity interests legally owned by that PRC citizen or resident. In addition, the SAFE registrations are required to be updated with local SAFE branch with respect to that offshore special purpose company in connection with the change of its basic information, such as its company name, business term, shareholding by individual PRC citizens or residents, merger, or division and, with respect to the individual PRC citizens or residents in case of any increases or decreases of capital in that offshore special purpose company, or share.

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

2. Law of the People’s Republic of China on Environmental Impact Assessment (《中華人民共和國環境影響評價法》)

According to the Law of the People’s Republic of China on Environmental Impact Assessment (《中華人民共和國環境影響評價法》) promulgated by the SCNPC on October 28, 2002 and latest amended on July 2, 2016, construction entities shall implement the following procedures for their construction projects in accordance with Classification of Construction Project Lists for Environmental Impact Assessments (建設項目環境影響評價分類管理名錄) promulgated by the Ministry of Environmental Protection: (i) in case the environmental impact is significant, full assessment reports of environmental impacts shall be prepared; (ii) in case the environmental impact is mild, reports containing environmental impact analyzes and specific assessments shall be prepared; and (iii) in case the environmental impact is minimal, environmental impacts registration forms shall be submitted without any assessments. The project in case construction may not proceed its environmental impact assessment documents fail to pass the review of the competent authority in accordance with the laws and regulations or which are disapproved after review.

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

Our Offices

Our principal offices are located at 60 East Ren-Min Road, Dachaidan (Da Qaidam Administrative Committee) XaiXi, Qinghai Province 817000. Our telephone number is +86 (097) 782-8122. Our website is www.lithiumborontech.com. Copies of our annual, quarterly and current reports and any amendments thereto filed with or furnished to the SEC are available free of charge through our website as soon as reasonably practicable after such reports are available on the SEC website at www.sec.gov. Furthermore, a copy of this Annual Report is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Employees

Quig Hai Tech employs approximately 153 people of whom 106 are outsourced and the remainder are direct employees. . Some of our employees are provided living facilities through government sponsored programs. We also provide meals for our employees.

Item 1A. Risk Factors

RISKS RELATING TO OUR INDUSTRY AND BUSINESS

We will require additional financing to implement our business plan, which may not be available on favorable terms or at all, and we may have to accept financing terms that would place restrictions on us.

We believe that we and our joint venture partner Xi’an Lithium Tech must raise not less than $40,000,000 in addition to current cash on hand to be able to execute the first stage of our business plan to move forward with our planned joint venture in order to build initial production capacity of lithium hydroxide and lithium carbonate to 3,000 tons per year. We believe that we must raise through equity, debt or bank financing not less than $320,000,000 in addition to current cash on hand to be able to execute our entire business plan to build our production capacity of lithium carbonate and lithium hydroxide to 30,000 tons per year. We may not be able to obtain equity or debt financing on acceptable terms or at all to implement our growth strategy. As a result, adequate capital may not be available to finance our current development plan, take advantage of business opportunities or respond to competitive pressures. If we are unable to raise additional funds, we may be forced to curtail or even abandon our business plan.

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

We cannot be assured that our joint venture with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (Xi’an Lithium Tech.) will successfully produce the quantity or quality of lithium hydroxide or lithium carbonate we expect.

Xi’an Lithium Tech. will be enhancing existing technology it possesses in order to assist us to process brine into lithium hydroxide and lithium carbonate. We can not assure you that this technology will be able to produce these products in the quality or quantity needed to make the venture successful or profitable. If we fail to develop production facilities to make lithium hydroxide and lithium carbonate as planned it will have substantial negative impact on our business and operations and leave the company with substantial amounts of debt which could threaten the viability of the company as a going concern. You could lose part or all of your investment.

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

Our business, results of operations and financial condition may be adversely affected by public health epidemics, including the coronavirus or COVID-19.

Our business, results of operations and financial condition may be adversely affected if a public health epidemic, including the coronavirus or COVID-19 interferes with the ability of us, our employees, workers, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. We maintain offices in HaiXi with employees and workers upon whom we rely to, among other things, identify sources of supply in China, conduct factory inspections, place orders for merchandise, perform factory monitoring with respect to production, quality control and other requirements, and arrange shipping. A public health epidemic, including the coronavirus, poses the risk that we or our employees, workers, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. We face similar risks if a public health epidemic, including the coronavirus, affects other geographic areas where our employees, workers, contractors, suppliers, customers and other business partners are located.

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

Our business and/or operational activities, such as manufacturing and sale of our lithium hydroxide and lithium carbonate, boric acid and boron products, storage of raw materials, transportation and exportation of our products and certain other activities are affected by laws and regulations, administrative determinations, court decisions and similar constraints, especially the extensive environmental, chemical manufacturing, health and safety laws and regulations and stringent standards of lithium compounds which are promulgated by the PRC Government and the governments of overseas jurisdictions in which we operate. For example, we are required to obtain and maintain valid licenses and certificates, including, among other things, those required for our production of lithium and boron products.

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

Historically, we have not experienced material collection issues in connection with our trade receivables. Should the credit worthiness of our customers deteriorate, or should a significant number of our customers fail to settle their trade and bills receivables in full for any reason, we may incur impairment losses and our results of operations and financial position could be materially and adversely affected. In addition, there may be a risk of delay in payment by our customers from their respective credit period, which in turn may also result in an impairment loss provision. There is no assurance that we will be able to fully recover our trade and bills receivables from the customers or that they will settle our trade and bills receivables in a timely manner. In the event that settlements from customers are not made on a timely manner, or at all, our financial position and results of operations may be materially and adversely affected.

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

The unavailability or increase in price of such raw materials could materially and adversely affect our business, financial condition and results of operations. We purchase all of our lithium and boron brine and materials from Qinghai Mining. A substantial portion of raw materials from a limited number of major suppliers. In  2019, our five largest suppliers accounted for approximately 27%, 17%, 13%, 6% and 1% of our total amount of purchases, respectively. The concentration of our purchases among a limited number of major suppliers exposes us to a variety of risks that could have a material adverse impact on our revenue and profitability. If we are unable to purchase sufficient amounts of raw materials from these suppliers, or the quality of such raw materials decreases, or could only purchase such raw materials at a premium, the overall productivity and profitability of our operations would be materially and adversely affected, and therefore our business, financial condition and results of operations could be materially and adversely affected.

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

Our success as a manufacturing company producing lithium hydroxide, lithium carbonate, boric acid and related products depends to a great extent on our research and development capabilities of our joint venture and our ability to secure capital for the implementation of our new brine processing plants.

Our success as a lithium and boron-based products manufacturing company is dependent on the ability of our joint venture to develop and implement more efficient production capabilities based on mineral rich brine. We and our joint venture partner made, and expect to make, significant investments research and development of this production process, in particular, to improve the quality of our products and expand our new product offerings in the lithium market. We plan to initially establish a joint venture producing 3,000 tons of lithium carbonate and lithium hydroxide annually will require initial funding of approximately $40,000,000 divided equally between the partners. We and Xi’an Lithium Tech. will hold 51% and 49% of the joint venture, respectively. The joint venture will require additional equity, debt and/or bank financing of approximately $320 million USD to reach full production capacity of 20,000 tons of battery grade lithium hydroxide and 10,000 tons of lithium carbonate annually. We believe the research and development and financing efforts are crucial factors for our future growth and prospects.

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

Changes in the value of foreign currencies could increase our Renminbi costs for, or reduce our Renminbi revenues from, our foreign operations, or affect the prices of our exported products and the prices of our imported equipment and materials. Any increased costs or reduced revenues as a result of foreign currency exchange fluctuations could adversely affect our margins. On July 21, 2005, the PRC Government changed its policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. On May 18, 2007, the PBOC enlarged, effective on May 21, 2007, the floating band for the trading prices in the inter-bank spot exchange market of Renminbi against the U.S. dollar from 0.3 percent. to 0.5 percent. around the central parity rate. This allows the Renminbi to fluctuate against the U.S. dollar by up to 0.5 percent. above or below the central parity rate published by the PBOC. The floating band was further widened to 1.0 percent. on April 16, 2012. On August 11, 2015, the PBOC announced to improve the central parity quotations of Renminbi against the U.S. dollar by authorizing market-makers to provide central parity quotations to the China Foreign Exchange Trading Center daily before the opening of the interbank foreign exchange market with reference to the interbank foreign exchange market closing rate of the previous day, the supply and demand for foreign exchange as well as changes in major international currency exchange rates. Following the announcement by the PBOC on August 11, 2015, Renminbi depreciated significantly against the U.S. dollar. In January and February 2016, Renminbi experienced further fluctuation in value against the U.S. dollar. The PRC Government may adopt further reforms of our exchange rate system in the future. These changes in policy have resulted in fluctuations of the Renminbi against the U.S. dollar. There can be no assurance that such exchange rate will remain stable against the U.S. dollar or other foreign currencies in the market. At present, there remains significant international pressure on the PRC Government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar or other foreign currencies. Fluctuations in exchange rates may adversely affect the value, translated or converted into foreign currencies, of our net assets, earnings, the value of our common stock and our ability to declared dividends.

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

The global financial markets experienced significant disruptions in 2008 and the United States, Europe and other economies went into recession. The recovery from the lows of 2008 and 2009 was uneven and the global economy has continued to face new challenges, including the escalation of the European sovereign debt crisis in 2011 and the slowdown of the Chinese economy since 2012. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies that have been adopted by the central banks and financial authorities of some of the world’s leading economies, including the United States. There have also been concerns over unrest in the Middle East and Africa, which have resulted in volatility in commodity prices and other markets, over the possibility of a war involving Iran, and over the withdrawal of the United Kingdom from the European Union. The above unfavorable financial or economic conditions may adversely affect the demand for lithium concentrate and lithium compounds. Furthermore, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, unemployment, consumer confidence, asset values, capital market volatility and liquidity issues may create difficult operating conditions in the future. In addition, the PRC Government has from time to time adjusted our monetary, fiscal and other policies and measures to manage the rate of growth of the economy or control the overheating of the general economy or certain industries or markets. As a result, the general economy in the PRC, the world or in any particular industry in which we operate or which we serve may grow at a lower-than-expected rate or even experience a downturn. This in turn could materially and adversely affect our businesses, financial condition and results of operations.

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

We conduct our business and generate our revenues in the PRC. As a result, economic developments in the PRC have a significant effect on our business, financial condition and results of operations, as well as our prospects. In recent years, the PRC has been one of the world’s fastest growing economies in terms of GDP growth. However, the global financial crisis that unfolded in 2008 and continued in the past few years has led to a marked slowdown in the economic growth of the PRC. For example, the GDP growth rate of the PRC decreased from 14.2% in 2007 to 6.9% in 2015, and further slowed down to 6.1% in 2019 (Source CNBC https://www.cnbc.com/2020/01/17/china-gdp-for-full-year-and-q4-2019.html). The global economy may continue to deteriorate in the future and continue to have an adverse impact on the PRC’s economy. Any significant slowdown in the PRC’s economy could have a material adverse effect on our business and operations.

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

Economic growth in the PRC has, during certain periods, been accompanied by periods of high inflation, and the Chinese government has implemented various policies from time to time to control inflation. For example, the Chinese government introduced measures in certain sectors to avoid overheating of the Chinese economy, including increasing interest rates and capital reserve thresholds at Chinese commercial banks. The effects of the stimulus measures implemented by the Chinese government since the global economic crisis that commenced in 2008 and the continued growth in the overall economy since then have resulted in sustained inflationary pressures. If these inflationary pressures continue and are not mitigated by Chinese government measures, our cost of sales will likely increase and our profitability could be materially reduced, as there is no assurance that we would be able to pass any cost increases onto our customers.

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

As of February 2019, our largest shareholder, Mao Zhang, directly and indirectly owned 45.08% of our issued and outstanding common stock. Mr. Zhang is also the controlling stockholder of Qinghai Mining and its General Manager. The interests of Mr Zhang and Qinghai Mining may conflict or even compete with our interests and those of our public shareholders. Mr Zhang may take actions that are in the interest of Qinghai Mining, its stockholders and other related entities to our detriment. For example, Mr. Zhang may seek to influence Qing Hi Tech’s purchasing and pricing of brine, payments to Qinghai Mining’s officers and directors which will impact its margins and capital expenditure programs and thus may adversely affect our future prospects and financial condition.

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

There is a limited public market for our common stock in the OTC (Pink) market. We intend to apply for quotation on the OTCBB or OTCBB through a market maker; however, there can be no assurance that our common stock will ever be quoted on any quotation service. In order to be eligible for trading on the OTCBB we must a market maker file an application with FINRA to have our common stock quoted on the OTCBB and remain current in our filings with the Securities and Exchange Commission. In order to be eligible for the OTCQB we must have a minimum bid price of $0.01, have at least 50 beneficial stockholders, each owning at least 100 shares, have a freely traded public float of at least 10% of our issued and outstanding shares of Common Stock or qualify from an exemption thereof and pay initial listing fees. We cannot assure you that an active public market for our common stock will develop or that the market price of our shares will not decline below the public offering price. The public offering price of our shares may not be indicative of prices that will prevail in the trading market following the offering.

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

Our principal executive offices are located at 60 East Ren-Min Road, Dachaidan, (Da Qaidam Administrative Committee), XaiXi, Qinghai Province 817000. The office space is approximately 1950 square meters. We have the land use rights to use 9,670 square meters, for a term of 50 years until 31/03/2029 for a yearly payment of RMB 40,516.

Through Qinghai Technology, we own the land use rights for an approximately  1,950 square meters (20,990 square feet) in our production facilities that manufacture and store boric acid and related products.

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

	2019		2018
	High	Low	High	Low
First Quarter (through March 31)	$.01	.00007	$.05	.0001
Second Quarter (through June 30)	.0005	.00001	.0005	.0001
Third Quarter (through September 30)	.001	.00001	.001	.0001
Fourth Quarter (through December 31)	.56	.0001	.01	.0001

Holders of Record

On June 30, 2019, there were approximately 56 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Overview

We currently produce boric acid in the Peoples Republic of China (PRC) and plan to expand our existing manufacturing facilities through a joint venture to produce lithium carbonate and lithium hydroxide for electric vehicle battery market in China. The Company has collaborated with its director to develop a prototype production line that can produce boric acid and lithium carbonate from local brines pool and may also initiate production of lithium carbonate from existing ore deposits it purchases from an affiliated mining company. We formerly sold plate heat exchangers and heat pumps and sold those operations on September 30, 2019.

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

On September 30, 2019, Heat HP, Inc. and Heat PHE, Inc, our wholly owned subsidiaries, sold their respective equity interests in Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange for $353. The equity interests were sold to individuals and businesses in the PRC. Each subsidiary was sold for nominal cash consideration as below and, as the transactions were structured as purchases of equity interests, the subsidiary companies retained all liabilities when sold.

SmartHeat Jinhui (Beijing) Energy Technology Ltd - 100 RMB

SmartHeat (China) Investment Ltd - 400 RMB

SmartHeat (Shanghai) Trading Co., Ltd - 400 RMB

SmartHeat (Shenyang) Heat Pump Technology Co., Ltd - 400 RMB

SanDeKe Co., Ltd - 600 RMB

SmartHeat Heat Exchange Equipment Co - 600 RMB

On October 23, 2019, we filed a certificate of amendment to its certificate of incorporation to change its name from “SmartHeat, Inc.” to “Lithium & Boron Technology, Inc.” to better reflect the operations of the Company

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries all over the world, and is disrupting supply chains and affecting production and sales across a range of industries in China as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak, as well as the worldwide adverse effect to workforces, economies and financial markets, potentially leading to a global economic downturn. Therefore, the Company expects this matter to negatively impact its operating results. However, the related financial impact and duration cannot be reasonably estimated at this time.

Related Party Transactions

Qinghai Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Qinghai Technology sometimes received no-interest short-term advances from Qinghai Mining for daily operation needs. As of December 31, 2019, and December 31, 2018, due from (to) Qinghai Mining (was the net amount of intercompany transactions between Qinghai Technology and Qinghai Mining due to carve out) was $0.55 million and $(3.88) million, respectively, which included $54,976 net due to Qinghai Mining after the Debt Offset Agreement disclosed below. purchased $1.42 million and $1.78 million boron ore from Qinghai Mining during the years ended December 31, 2019 and 2018, respectively.

On July 1, 2019, Qinghai Technology and Qinghai Mining entered a boron ore purchase contract for a term of one year. Qinghai Mining is to supply Qinghai Technology boron ore based on Qinghai Technology’s monthly production plan at a price of RMB 62 ($8.77) per ton. The price is adjustable in the future if there is a significant fluctuation of the market price for the boron ore. In the 4th quarter of 2019, this price was adjusted to RMB 70.46 ($10.21) per ton.

Qinghai Technology used equipment that belongs to Qinghai Province DaChaiDan ZhongTian Resources Development Co., Ltd (“Zhongtian Resources”, owned by two major shareholders of the Company) for production. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company, and was included in the Company’s cost of sales. The depreciation of these fixed assets for the years ended December 31, 2019 and 2018 was $34,650 and $36,741, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Qinghai Technology was $49,125 and $0.11 million at December 31, 2019 and 2018, respectively.

Qinghai Technology previously purchased raw material from DaChaiDan SanXin Industrial Company Ltd (“SanXin”). Outstanding payable to SanXin at December 31, 2019 and 2018 was $0 and $0.13 million, respectively. SanXin is a non-related party company; however, Qinghai Mining assumed the payables as of December 31, 2018 that Qinghai Technology owed to SanXin under a Debt Offset Agreement between the Company, Qinghai Mining and SanXin entered into in June 2019.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”, 90% owned by the son of the Company’s major shareholder). For the years ended December 31, 2019 and 2018, the Company’s sales to Dingjia was $149,142 and $1.53 million, respectively. At December 31, 2019 and 2018, outstanding receivables from (payable to) Dingjia was $(0.06) million and $4.06 million, respectively.

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

In addition, at December 31, 2019 and 2018, the Company had $573,263 and $255,233 due to another major shareholder of the Company, resulting from the certain of the Company’s operating expenses such as legal and audit fees that were paid by this major shareholder on behalf of the Company. This short term advance bore no interest, and payable upon demand.

The following table summarized the due from (to) related parties as of December 31, 2019 and 2018, respectively:

		2019	2018
	Related party name
Due from (to)	Dingjia	$(56,144)	$4,058,148
Due from (to)	Qinghai Mining	554,527	(3,878,896)
Due to	Zhongtian Resources	(49,125)	(106,345)
Due to	SanXin (debts assumed by Qinghai Mining)	-	(127,883)
Due to	A major shareholder	(573,263)	(255,233)
Due from (to), net		$(124,005)	$(310,209)

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

Principles of Consolidation

For the year ended December 31, 2019, the accompanying CFS include the accounts of the Company’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange(up to the disposition date); and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” For the year ended December 31, 2018, the accompanying CFS consist of the accounts of Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology as a result of reverse merger of SmartHeat with Mid-heaven BVI. All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, we had bad debt allowance for accounts receivable of nil and $1.78 million at December 31,2019 and 2018, respectively.

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

The new revenue standards became effective for the Company January 1, 2018 and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

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

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon receipts of the goods by customer. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard is not expected to have a material impact on the Company’s CFS.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its CFS.

Results of Operations

Years Ended December 31, 2019 Compared to Years Ended December 31, 2018

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2019	% of Sales	2018	% of Sales
Sales	$6,742,474		$6,029,147
Cost of goods sold	5,647,314	83.8%	5,147,641	85.4%
Gross profit	1,095,160	16.2%	881,506	14.6%
Selling expenses	363,282	5.4%	294,892	4.9%
General and administrative expenses	1,192,066	17.7%	254,865	4.2%
Total operating expenses	1,555,348	23.1%	549,757	9.1%
Income (loss) from operations	(460,188)	(6.8%)	331,749	5.5%
Other income	403,233	6.0%	229,069	3.8%
Income (loss) before income taxes	(56,955)	(0.8%)	560,818	9.3%
Income tax expense	127,155	1.9%	84,123	1.4%
Income (loss) from continuing operations	(184,110)	(2.7%)	476,695	7.9%
Gain on disposal of discontinued operations, net of tax	5,666,187	84.0%	-	-%
Gain from operations of discontinued entities, net of tax	1,625,683	24.1%	-	-%
Net income	$7,107,760	105.4%	$476,695	7.9%

Sales

Sales for the years ended December 31, 2019 and 2018 was $6,742,474 and $6,029,147, respectively, an increase of $713,327 or 11.8%. For the years ended December 31, 2019 and 2018, the Company’s sales to Dingjia, a related party company 90% owned by the son of the major shareholder of the Company, was $149,142 and $1,526,296, respectively. The increase of overall sales was due to decrease of the VAT rate from 16% to 13% starting April 1, 2019, which resulted in increased sales orders. In addition, we enhanced our sales force and sales channels to increase the sales to third party customers in 2019. Moreover, starting from the 3rd quarter of 2019, we promoted boric acid products by taking preferential pricing method for some of our long-term customers, which resulted in an average discount range from $7.3 to $14.6 for each ton.

Cost of sales

Cost of sales (“COS”) for the years ended December 31, 2019 and 2018 was $5,647,314 and $5,147,641, respectively, an increase of $499,673 or 9.7%. The increase was mainly due to the increase of sales. The COS as a percentage of sales was 83.8% for the year ended December 31, 2019 compared with 85.4% for 2018. The decrease in COS as a percentage of sales was mainly due to 1) increased sales, 2) decreased freight-in costs for the raw materials as a result of outsourcing the freight service instead of having own transportation team and trucks, and 3) improved cost control by rearrange and optimize each department’s personnel including outsourcing the production task of Plant II and III, and decrease the rate of waste on packaging material.

Gross profit

The gross profit for the years ended December 31, 2019 and 2018 was $1,095,160 and $881,506, respectively, an increase of $213,654 or 24.2%. The profit margin was 16.2% for the year ended December 31, 2019 compared to 14.6% for the year ended December 31, 2018, the increase in profit margin was mainly due to the reasons described above.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $363,282 for the year ended December 31, 2019, compared to $294,892 for the year ended December 31, 2018, an increase of $68,390 or 23.2%, mainly resulting from increased freight out expense of $28,880 and increased salespersons’ salaries of $39,510.

General and administrative expenses consist mainly of R&D, office, welfare, business meeting, maintenance, and utilities. General and administrative expenses were $1,192,066 for the year ended December 31, 2019, compared to $254,865 for the year ended December 31 2018, an increase of $937,201 or 367.7%, mainly resulting from increased workshop repair and maintenance expense of $47,372, safety production expenses of $12,655, increased director fee of $50,000, increased three senior officers salary of $480,000, increased audit fee of $110,000, increased legal and professional fee of $249,600, and increased registration fee of $15,000, which was partly offset by decreased R&D expense of $43,800.

Other income

Other income was $403,233 for the year ended December 31, 2019, compared to $229,069 for the year ended December 31, 2018, an increase of $174,164 or 76.0%. For the year ended December 31, 2019, other income mainly consisted of subsidy income of $410,672. For the year ended December 31, 2018, other income mainly consisted of subsidy income of $237,252.

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

Income (loss) from continuing operations

Income (loss) from continuing operations was $184,110 loss for the year ended December 31, 2019, compared to $476,695 income for the year ended December 31, 2018. The $660,805 or 138.6% increase in loss from continuing operations was mainly due to increased G&A expense as described above.

Gain on disposal of discontinued operations

Gain from disposal of subsidiaries was $5,666,187 for the year ended December 31, 2019. On September 30, 2019, Heat HP, Inc. and Heat PHE, Inc, our wholly owned subsidiaries, sold their respective equity interests in Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange for $353, the buyers assumed all the liabilities of these disposed entities.

Gain from operations of discontinued entities

Gain from operations of discontinued entities was $1,625,683, consisted of $215,835 loss from operations from Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange, and $1,841,518 reversal of other payable to SmartHeat Germany (our former subsidiary which was sold in January 2016) due to time barred for the year ended December 31, 2019.

Net income

We had a net income of $7,107,760 for the year ended December 31, 2019, compared to $476,695 for the year ended December 31, 2018, an increase of net income by $6,631,065 or 1,391.0%. The increase in our net income mainly resulted from gain from discontinued operations and increased other income, despite we had increased G&A expense as described above.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and equivalents of $0.16 million. Working capital was $0.66 million at December 31, 2019. The ratio of current assets to current liabilities was 1.34:1 at December 31, 2019.

The following is a summary of cash provided by or used in each of the indicated types of activities during years ended December 31, 2019 and 2018:

	2019	2018
Cash provided by (used in):
Operating activities	$344,170	$(2,374,622)
Investing activities	(149,928)	160,244
Financing activities	$(190,985)	$2,377,523

Net cash provided by operating activities was $344,170 for the year ended December 31, 2019, compared to $2,374,622 net cash used in operating activities for the year ended December 31, 2018. The increase of cash inflow from operating activities for 2019 was principally attributable to decreased cash outflow from inventory by $1,481,736, and increased cash inflow from accounts payable by $1,224,276.

Net cash used in investing activities was $149,928 for the year ended December 31, 2019 compared to $160,244 net cash provided by investing activities for the year ended December 31, 2018. The net cash used in investing activities in 2019 consisted of cash disposed at disposal of subsidiaries of $149,928. The net cash provided by investing activities in 2018 consisted of cash received from acquisition of SmartHeat Inc. of $163,145, but partly offset with cash paid for purchase of equipment of $2,901.

Net cash used in financing activities was $190,985 for the year ended December 31, 2019, compared to $2,377,523 net cash provided by financing activities for the year ended December 31, 2018. The net cash used in financing activities in 2019 consisted of decrease in due to related parties of $190,985. The net cash provide in financing activities in 2018 consisted of increase in due to related parties of $2,377,523.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and acting principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019, because of a material weakness related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Mao Zhang	74	Chairman of Board of Directors; General Manager of Qinghai Technology
Jimin Zhang	54	Chief Executive Officer and Director
Xudong Wang	45	Chief Financial Officer
Kenneth Scipta	77	Director
Xing Hai Li	57	Director
Liguo Zhang	52	Director

Mao Zhang, is the Chairman of the Board of our company and General Manager of Qinghai Technology. Mr. Zhang has been the General Manager of Qing Hai Mid-Heaven Boron & Lithium Mining Company, Ltd. (“Qing Hai Mining”) Since its inception on March 6, 2001. Mr. Zhang also serves as the Vice Chairman of the Boron Chemical Branch of China Inorganic Salts Industry Association. Mr. Zhang was selected to serve as a director on our Board due to his broad industry experience and prior leadership experience at Qinghai Technology.

Jimin Zhang, is the Chief Executive Officer and a director of our company. For the past five years Mr. Zhang has been the managing director of the Zhang’s family office. Since March of 2018, Mr. Zhang served as a financial and operations consultant to Qing Hai Mining and supervised the carve out of Qinghai Technology o from Qing Hai Mining. Mr. Zhang is the Managing Director of Northtech Holdings, Inc., the former majority stockholder and former creditor of our company. Mr. Zhang was selected to serve as a director on our Board due to his financial industry experience and experience as an investor.

Xudong (Rhett) Wang, from December 2018 Mr. Wang has served as the Chief Financial Officer of our company. From February 2010 – December of 2018, Mr. Wang served and Chief financial officer and Vice President of SmarHeat Taiyu (Shenyang) Energy Technology Ltd. Mr. Wang formerly served as the Chief Financial officer of a NASDAQ listed company. Mr. Wang received a bachelor’s degree in economics from the Shandong Finance University and a Masters of Business Administration from Hamburg University, Germany.

Xing Hai Li, serves as a director of our company. For the past five years Mr. Li has been a professor at Central South University of China’s School of Metallurgy and Environment where he has published numerous articles on materials, lithium ion batteries, metallurgical engineering, electrochemistry and conductivity. Mr. Li was selected to serve as a director on our Board due to his broad industry experience and expertise in the lithium production methods.

Liguo Zhang, serves as a director of our company. For the past five years Mr. Zhang has served as a managing partner of the Guo Feng Law Firm where he practices corporate and securities law. Mr. Zhang was selected to serve as a director on our Board due to his experience with the corporate and securities laws in the PRC and his legal experience relating to mining, real estate and chemical production.

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

Code of Ethics

Our Board of Directors has adopted a Code of Conduct, which applies to all of our directors, officers and employees that constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act. The purpose of the Code of Conduct is to promote honest and ethical conduct. The Code of Conduct is posted on our website located at www.smartheatinc.com and is available in print, without charge, upon written request to Lithium & Boron Technology, Inc. 60 East Ren-Min Road, Dachaidan, (Da Qaidam Administrative Committee), XaiXi, Qinghai Province 817000. We intend to disclose any future amendments to our Code of Conduct, and any waivers of provisions of the Code of Conduct required to be disclosed under the rules of the SEC, on our website.

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

Board and Committee Meetings

The Board meets on a regularly scheduled basis during the year to review significant developments affecting us and to act on matters requiring their approval. It also holds special meetings when important matters require action between scheduled meetings. Members of senior management regularly attend meetings to report on and discuss their areas of responsibility. During 2019, the Board held four meetings. The Board has three standing committees:

●	the audit committee, which held four meetings in 2019;

●	the compensation committee, which held no meetings in 2019; and

●	the nominating and corporate governance committee, which held no meetings in 2019.

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

The audit committee met four times during the fiscal year ended December 31, 2018. The audit committee operates under a written charter adopted by the Board of Directors.

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

Procedures for Submitting Stockholder Proposals

Requirements for Stockholder Proposals to be Brought Before the Annual Meeting. For nominations of persons for election to our Board or other proposals to be considered at an annual meeting of stockholders, a stockholder must give written notice to our Secretary Lithium & Boron Technology, Inc. 60 East Ren-Min Road, Dachaidan, (Da Qaidam Administrative Committee), XaiXi, Qinghai Province 817000, not later than the close of business 90 days, nor earlier than the close of business 120 days, prior to the first anniversary of the date of the preceding year’s annual meeting. However, the bylaws also provide that in the event the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice must be delivered not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. Any nomination must include all information relating to the nominee that is required to be disclosed in solicitations of proxies for election of directors in election contests or is otherwise required under Regulation 14A of the Exchange Act, the person’s written consent to be named in the proxy statement and to serve as a director if elected and such information as we might reasonably require to determine the eligibility of the person to serve as a director. As to other business, the notice must include a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting, and any material interest of such stockholder (and the beneficial owner) in the proposal. The proposal must be a proper subject for stockholder action. In addition, to make a nomination or proposal, the stockholder must be of record at the time the notice is made and must provide certain information regarding itself (and the beneficial owner), including the name and address, as they appear on our books, of the stockholder proposing such business, the number of shares of our capital stock which are, directly or indirectly, owned beneficially or of record by the stockholder proposing such business or its affiliates or associates (as defined in Rule 12b-2 promulgated under the Exchange Act) and certain additional information.

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

Requirements for Stockholder Proposals to be Considered for Inclusion in the Company’s Proxy Materials. In addition to the requirements stated above, any stockholder who wishes to submit a proposal for inclusion in our proxy materials must comply with Rule 14a-8 promulgated under the Exchange Act. For such proposals to be included in our proxy materials relating to our 2020 annual meeting of stockholders, all applicable requirements of Rule 14a-8 must be satisfied and we must receive such proposals no later than July 1, 2020. Such proposals must be delivered to our Secretary, Lithium & Boron Technology, Inc. 60 East Ren-Min Road, Dachaidan, (Da Qaidam Administrative Committee), XaiXi, Qinghai Province 817000.

Procedures for Shareholder Recommendations of Nominees to the Board of Directors

During 2019, there were no material changes to the procedures described in our Proxy Statement relating to the 2020 Annual Meeting of Shareholders by which shareholders may recommend nominees to our Board of Directors.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
Kenneth Scipta	2019	10,000							10,000

Yingkai Wang	2018	21,242	-	-	-	-	-	-	21,242
	2018	21,242	-	-	-	-	-	-	21,242
Jimin Zhang CEO	2019	120,000							120,000	*
Xudong Wang CFO	2019	120,000							120,000	*
Mao Zhang Chairman	2019	240,000							240,000	*

No outstanding equity awards are held or granted to any of our named executive officers at December 31, 2019.

●	Accrued but not paid.

Agreements with Personnel

Mr. Scipta was compensated $10,000 per year as President and $30,000 as director and chairman of our audit committee in 2018. Mr. Scipta will be compensated $30,000 per year as a director in 2019.

Mr. Scipta resigned as President and Mr. Wang resigned as principal accounting officer on December 20, 2018.

Each of Jimin Zhang and Xudong Wang will be compensated $10,000 per month in their respective roles as Chief Executive Officer and Chief Financial Officer. Mao Zhang will be compensated $240,000 per year as our General Manager of Qinghai Technology. Each of our officers is an at will employee.

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

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2019.

Director Compensation Table for 2019

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of April 7, 2020, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

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

As of April 7, 2020, there were 185,986,370 shares of our common stock issued and outstanding.

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

(1) Mr. Jimin Zhang our Chief Executive Officer and director is the managing director of Northtech Holdings, Inc. and holds the voting power and dispositive power over the shares of our common stock held by Northtech Holdings, Inc.

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

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	None	None
2010 Equity Incentive Plan	-	-	0
Equity compensation plans not approved by security holders	None	None	None

Total			0

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

Qinghai Technology purchases raw material boron rock from Qinghai Mining, and receives no-interest short-term advances from Qinghai Mining from time to time.  As of December 31, 2019 and 2018, due from (to) Qinghai Mining (was $0.55 million and $(3.88) million, respectively.

Qinghai Technology uses certain equipment that belong to Qinghai Province DaChaiDan ZhongTian Resources Development Co., Ltd (“Zhongtian Resources”, owned by two major shareholders of the Company) for its production.

Qinghai Technology previously purchased raw material sulfuric acid from DaChaiDan SanXin Industrial Company Ltd (“SanXin”) for production.  Outstanding payable balance to SanXin at December 31, 2018 and 2017 was $133,000 million and $120,000 million, respectively.  SanXin is a non-related party company; however, Qinghai Mining assumed all the payables that Qinghai Technology owed to SanXin at December 31, 2018 and 2017 according to a Debt Offset Agreement between the Company, Qinghai Mining and SanXin.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd  (“Dingjia”, 90% owned by the son of the Company’s Chairman and majority stockholder).  For the years ended December 31, 2019 and 2018, the Company’s sales to Dingjia was $149,142 and $1,526,296, respectively.  At December 31, 2019 and 2018, outstanding receivables from (payable to) Dingjia was $(0.06) million and $4.06 million, respectively.

Qinghai Technology, Qinghai Mining, Zhongtian Resources and Dingjia entered a Debt Offset Agreement, in which, Qinghai Mining assumed all the outstanding payable balance of Qinghai Technology to Zhongtian at December 31, 2018, and Qinghai Technology transferred all the outstanding receivable balance from Dingjia to Qinghai Mining.  With execution of the Debt Offset Agreement, the Company had $54,976 net due to Qinghai Mining at December 31,2019 and 2018.

Qinghai Technology purchases all of its ore from which it produces boric acid and plans to purchase all of its brine for the production of lithium hydroxide and lithium carbonate and boric acid, Qinghai Technology and Qinghai Mining entered into an agreement on January 1, 2019. The agreement provides for the purchase of all of the ore produced by Qinghai Mining with a grade of not less than 5% at a price of RMB 60 per ton subject to a maximum of 5% annually. In the 4th quarter of 2019, this price was adjusted to RMB 70.46 ($10.21) per ton. The agreement may be modified by the parties in writing. A copy of the agreement is included in this 10-K as Exhibit 10.24 and is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected MJF & Associates, APC (“MJF & Associates”) as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal year ending December 31, 2018. MJF & Associates has served as our independent accountant since January 12, 2015. After the resignation of MJG & Associates, our Audit Committee selected Prager Metis as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal year ending December 31, 2019.The following table presents the aggregate fees billed for professional services rendered by MJF & Associates for the years ended December 31, 2018 and 2019.

	2018	2019
Audit Fees	$55,000	$177,500
Audit-related fees	$85,000
Tax fees	-
All other fees	-
Total	$135,000	$177,500

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
2.1

Share Exchange Agreement and Plan of Reorganization by and among Lithium & Boron Technology, Inc. , Shenyang Taiyu Electronic & Machinery Co., Ltd. and the Shareholders of Shenyang Taiyu Electronic & Machinery Co., Ltd., dated April 14, 2008 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 18, 2008)

2.2

Articles of Exchange between Shenyang Taiyu Electronic & Machinery Co., Ltd. and Lithium & Boron Technology, Inc. , dated April 14, 2008 (Incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 18, 2008)

2.3

Articles of Merger between Pacific Goldrim Resources, Inc. and Lithium & Boron Technology, Inc. , dated April 14, 2008 (Incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on April 18, 2008)

2.4

Articles of Merger between Mid-Heaven Sincerity International Resources Investment Co. Ltd. and Lithium & Boron Technology, Inc. , filed December 27, 2018 and effective December 31, 2018 (Incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on January 7, 2019)

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

10.1#

English Translation of Employment Agreement between Shenyang Taiyu Machinery & Electronic Co., Ltd. and Jun Wang, dated January 1, 2008 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2008)

10.2#

English Translation of Employment Agreement between Shenyang Taiyu Machinery & Electronic Co., Ltd. and Zhijuan Guo, dated January 1, 2008 (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 18, 2008)

10.3

Certificate of Appointment by Sondex A/S of Shenyang Taiyu Machinery & Electronic Co., Ltd. as Authorized Dealer in China, dated March 2006 and letter naming Shenyang Taiyu Machinery & Electronic Co., Ltd. as Dealer of North China, dated May 5, 2006 (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 18, 2008)

10.4

Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations between Lithium & Boron Technology, Inc. and PGR Holdings, Inc., dated April 14, 2008 (Incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 18, 2008)

10.5

Stock Purchase Agreement between Jason Schlombs and Lithium & Boron Technology, Inc. , dated April 14, 2008 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on April 18, 2008)

10.6	Form of Registration Rights Agreement (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on July 11, 2008)
10.7

English Translation of Share Exchange Agreement dated September 25, 2008, between Lithium & Boron Technology, Inc. and Asialink (Far East) Limited (Incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Company’s Registration Statement on Form S-1/A filed on December 12, 2008)

10.8

English Translation of the Asset Acquisition Agreement, dated May 27, 2009, by and between Shenyang Taiyu Machinery & Electronic Co., Ltd. and Siping Beifang Heat Exchanger Manufacture Co., Ltd. (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on May 29, 2009)

10.9

English Translation of the Amended and Restated Asset Purchase Agreement, dated June 16, 2009, by and between Shenyang Taiyu Machinery & Electronic Co., Ltd. and Siping Beifang Heat Exchanger Manufacture Co., Ltd. (Incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K/A filed on June 16, 2009)

10.10#

Employment Agreement, dated February 1, 2010, between Lithium & Boron Technology, Inc. and Xudong Wang (Incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on February 4, 2010)

10.11	SmartHeat, Inc. 2010 Equity Incentive Plan (Incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 16, 2010)
10.12

Credit and Security Agreement by and between Lithium & Boron Technology, Inc. and Northtech Holdings, dated July 27, 2012 (Incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 1, 2012)

10.13

December 2012 Amendment to the Credit and Security Agreement between Lithium & Boron Technology, Inc. , and Northtech Holdings, Inc., dated December 21, 2012 (Incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 28, 2012)

10.14

August 2013 Amendment to the Credit and Security Agreement between Lithium & Boron Technology, Inc. and Northtech Holdings Inc., dated August 23, 2013 (Incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.15

Assignment and Assumption Agreement between Lithium & Boron Technology, Inc. , and Northtech Holdings Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.16

Assignment Agreement between Lithium & Boron Technology, Inc. and Heat HP, Inc., dated August 23, 2013(Incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.17

Assignment Agreement between Lithium & Boron Technology, Inc. and Heat PHE, Inc., dated August 23, 2013 (Incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

10.18

Equity Interest Purchase Agreement by and between Lithium & Boron Technology, Inc. and the Buyers, dated October 10, 2013 (Incorporated herein by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on October 15, 2013)

10.19	Amendment No. 4 to the Credit and Security Agreement between Northtech Holdings, Inc. and SmartHeat dated December 28, 2015 (Incorporated herein by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on December 30, 2015).
10.20	Amendment No. 5 to the Credit and Security Agreement between Lithium & Boron Technology, Inc. and Northtech Holdings Inc., dated July 31, 2016 (Incorporated herein by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on August 2, 2016.)
10.21	Amendment No. 6 to the Credit and Security Agreement between Lithium & Boron Technology, Inc. and Northtech Holdings Inc., dated June 14, 2018 (Incorporated herein by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on June 20, 2018.)
10.22	Amendment to Amendment No. 6 to the Credit and Security Agreement between Lithium & Boron Technology, Inc. and Northtech Holdings Inc., dated December 20, 2018 (Incorporated herein by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on December 21, 2018.
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

10.26

Form of Mining Rights Agreement Assignment Contract in Qinghai Province between Department of Land Resources of Qinghai Province and Qinghai Zhongtian Boron Lithium Mining Co. Ltd., dated January 5, 2005 (English translation)

10.27

Equity Interest Purchase Agreement between Heat HP, Inc. and Beijing Chang Ze Consulting, Ltd dated September 30, 2019 (Incorporated herein by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K filed on October 1, 2019)

10.28

Equity Interest Purchase Agreement between Heat HP, Inc. and Ms. Wang Shi Hui dated September 30, 2019. (Incorporated herein by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K filed on October 1, 2019)

10.29

Equity Interest Purchase Agreement between Heat HP, Inc. and Wang Ying Kai dated September 30, 2019. (Incorporated herein by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed on October 1, 2019)

10.30

Equity Interest Purchase Agreement between Heat PHE, Inc. and Ms. Wang Shi Hui, dated September 30, 2019.  (Incorporated herein by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed on October 1, 2019)

10.31

Equity Interest Purchase Agreement between Heat PHE, Inc. and Wang Ying Kai, dated September 30, 2019.  (Incorporated herein by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed on October 1, 2019)

10.32

Equity Interest Purchase Agreement between Heat HP, Inc. and Mr. He Yi  dated September 30, 2019. (Incorporated herein by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed on October 1, 2019)

10.33

Investment Cooperation Agreement between Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. dated March 28, 2020 (Incorporated herein by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

10.34

Memorandum of Cooperation between Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. dated March 28, 2020 (Incorporated herein by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

10.35

License Agreement for Comprehensive Utilization of Dachaidan Salt Lake Resources between Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. dated March 28, 2020 (Incorporated herein by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

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

LITHIUM & BORON TECHNOLOGY, INC.
(Registrant)

Date: April 14, 2020	By:	/s/ Jimin Zhang
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

Signature	Title	Date

/s/ Jimin Zhang	Chief Executive Officer and Director
Jimin Zhang	(Principal Executive Officer)	April 14, 2020

/s/ Xudong Wang	Acting Chief Accountant
Xudong Wang	(Principal Financial and Accounting Officer)	April 14, 2020

/s/ Mao Zhang	Director	April 14, 2020
Mao Zhang

/s/ Kenneth Scipta	Director	April 14, 2020
Kenneth Scipta

/s/ Xing Hai Li	Director	April 14, 2020
Xing Hai Li

/s/ Liguo Zhang	Director	April 14, 2020
Liguo Zhang

Lithium & Boron Technology, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Management

Lithium & Boron Technology, Inc.

Opinion on the financial statements

We audited the accompanying consolidated balance sheet of Lithium & Boron Technology, Inc. (the “Company”) as of December 31, 2019 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019, and the results of its income and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

/s/ Prager Metis, CPA’s LLC

Las Vegas, Nevada

April 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lithium & Boron Technology Inc. (formerly “Smartheat Inc”)

Opinion on the financial statements

We audited the accompanying consolidated balance sheet of Lithium & Boron Technology Inc. (formerly “Smartheat Inc”) (“the Company”) as of December 31, 2018, and the related consolidated statements of income and comprehensive income, stockholders’ deficit, and cash flows for the year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014. The financial statements from 2008 to 2013 were audited by a related firm.

/s/ MJF & Associates, APC

Los Angeles, California

July 12, 2019

515 S. Flower Street, Suite 1800, Los Angeles, CA 90071 Telephone: (213) 626-2701 Fax: (866) 510-6726

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2019	DECEMBER 31, 2018
ASSETS

CURRENT ASSETS
Cash and equivalents	$160,024	$163,145
Accounts receivable, net	577,387	512,380
Notes receivable	79,478	111,473
Other receivables	354	154,719
Advances to suppliers	7,490	113,705
Inventories, net	1,802,647	1,735,374

Total current assets	2,627,380	2,790,796

NONCURRENT ASSETS
Property and equipment, net	1,403,681	1,749,060
Construction in progress	1,635,912	1,662,847

Total noncurrent assets	3,039,593	3,411,907

TOTAL ASSETS	$5,666,973	$6,202,703

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$332,706	$1,172,001
Unearned revenue	117,188	1,151,253
Accrued liabilities and other payables	1,095,698	6,698,604
Taxes payable	295,255	228,547
Advance from related parties, net	124,006	310,209

Total current liabilities	1,964,853	9,560,614

DEFERRED INCOME	1,360,626	1,504,400

TOTAL LIABILITIES	3,325,479	11,065,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000 shares authorized, 185,968,370 shares issued and outstanding	185,968	185,968
Paid-in capital (deficiency)	(6,666,351)	(7,645,727)
Statutory reserve	71,252	780,682
Accumulated other comprehensive loss	(14,600)	(11,951)
Retained earnings	8,765,225	1,828,717

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	2,341,494	(4,862,311)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,666,973	$6,202,703

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31
	2019	2018

Sales	$6,593,332	$4,502,851
Sales - related party	149,142	1,526,296

Total sales	6,742,474	6,029,147

Cost of sales	5,647,314	5,147,641

Gross profit	1,095,160	881,506

Operating expenses
Selling	363,282	294,892
General and administrative	1,192,066	254,865

Total operating expenses	1,555,348	549,757

Income (loss) from operations	(460,188)	331,749

Non-operating income
Financial expense	(7,439)	(8,183)
Subsidy income	410,672	237,252

Total non-operating income, net	403,233	229,069

Income (loss) before income tax	(56,955)	560,818

Income tax expense	127,155	84,123

Income (loss) from continuing operations	(184,110)	476,695

Gain on disposal of discontinued operations, net of tax	5,666,187	-

Gain from operations of discontinued entities, net of tax	1,625,683	-

Net income	7,107,760	476,695

Other comprehensive item
Foreign currency translation gain attributable to discontinued operations	118,877	-
Foreign currency translation loss attributable to Lithium & Boron Technology, Inc.	(121,526)	(158,530)

Comprehensive income	$7,105,111	$318,165

Basic and diluted weighted average shares outstanding	185,968,370	106,221,057

Basic and diluted earnings per share from continuing operations	$(0.00)	$0.00

Basic and diluted earnings per share from discontinued operations	$0.04	$-

LITHIUM & BORON TECHNOLOGY, INC

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Paid-in capital	Statutory	Accumulated other comprehensive	Retained
	Shares	Amount	(deficiency)	reserves	loss	earnings	Total
Balance at January 1, 2018	106,001,971	$106,002	$1,346,346	$-	$146,579	$1,352,022	$2,950,949

Recapitalization on reverse merger	79,966,399	79,966	(8,992,073)	780,682	-	-	(8,131,425)

Net income	-	-	-	-	-	476,695	476,695

Foreign currency translation loss	-	-	-	-	(158,530)	-	(158,530)

Balance at December 31, 2018	185,968,370	185,968	(7,645,727)	780,682	(11,951)	1,828,717	(4,862,311)

Net income	-	-	-	-	-	7,107,760	7,107,760

Transfer to statutory reserves	-	-	-	71,252	-	(71,252)	-

Dividend accrued	-	-	-	-	-	(100,000)	(100,000)

Disposal of subsidiaries	-	-	979,376	(780,682)	-	-	198,694

Foreign currency translation loss	-	-	-	-	(2,649)	-	(2,649)

Balance at December 31, 2019	185,968,370	$185,968	$(6,666,351)	$71,252	$(14,600)	$8,765,225	$2,341,494

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,107,760	$476,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	311,057	322,486
Provision for bad debts	30,113	-
Gain on sale of subsidiaries	(5,666,187)	-
Changes in deferred income	(120,752)	(191,918)
(Increase) decrease in assets and liabilities:
Accounts receivable	38,153	(67,984)
Other receivables	10,255	-
Advances to suppliers	57,583	54,869
Inventories	(139,944)	(1,621,680)
Accounts payable	112,809	(1,111,467)
Unearned revenue	118,363	(376,214)
Accrued liabilities and other payables	(1,610,721)	11,873
Taxes payable	95,681	128,718

Net cash provided by (used in) operating activities	344,170	(2,374,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,901)
Cash received from acquisition of Smartheat Inc.	-	163,145
Cash disposed at disposal of subsidiaries	(149,928)	-

Net cash provided by (used in) investing activities	(149,928)	160,244

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from (to) related parties	(190,985)	2,377,523

Net cash provided by (used in) financing activities	(190,985)	2,377,523

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(6,378)	-

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(3,121)	163,145

CASH AND EQUIVALENTS, BEGINNING OF YEAR	163,145	-

CASH AND EQUIVALENTS, END OF YEAR	$160,024	$163,145

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

LITHIUM & BORON TECHNOLOGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The main operating entity, Qinghai Technology was incorporated December 18, 2018. The business of Qinghai Technology was carved out of the business of Qinghai Zhongtian Boron &Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001 and engaged in manufacture and wholesale of boric acid and related compounds for industrial and consumer usage. Qinghai Technology obtains its raw material minerals exclusively from Qinghai Mining and currently processes boric acid by crushing and processing ore.

On September 30, 2019, Heat HP, Inc. and Heat PHE, Inc, wholly owned subsidiaries of the Company, sold all of their respective equity interests in Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange for $353 (Note 20). The equity interests were sold to individuals and businesses located in the PRC. Each subsidiary was sold for nominal cash consideration as below and, as the transactions were structured as purchases of equity interests, the subsidiary companies retained all liabilities when purchased. Heat HP, Inc. and Heat PHE, Inc. did not have any operations and mainly serve the purpose as holding companies.

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

Principles of Consolidation

For the year ended December 31, 2019, the accompanying CFS include the accounts of the Company’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange (up to the disposition date); and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” For the year ended December 31, 2018, the accompanying CFS consist of the accounts of Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology as a result of reverse merger of SmartHeat with Mid-heaven BVI. All significant intercompany accounts and transactions were eliminated in consolidation.

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

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of December 31, 2019 and 2018, respectively, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Total
December 31, 2019	-	$160,024	$160,024
December 31, 2018	-	$163,145	$163,145

Accounts and Retentions Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowance of nil and $1.78 million at December 31, 2019 and 2018, respectively. At December 31, 2019, Qinghai Technology had $0.58 million accounts receivable with aging over one-year, the Mining company agreed to take the full responsibility of payment if these accounts receivable cannot be collected.

At December 31, 2019 and 2018, the Company had retentions receivable from customers for product quality assurance of nil and $0.14 million, respectively. The retention rate varied from 5% to 20% of the sales price with variable terms from three to 24 months depending on the shipping date, and for PHE Units, the customer acceptance date of the products and the number of heating seasons that the warranty period covers. The Company had allowance for these retentions of nil and $0.14 million at December 31, 2019 and 2018, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material, tools and equipment for production. The advances are interest-free and unsecured. As of December 31, 2019 and 2018, the Company had allowance for advances to suppliers of nil and $2.16 million.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2019 and 2018, there was no significant impairments of its long-lived assets.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the years ended December 31, 2019 and 2018 were $551 and $44,320, respectively.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  At December 31, 2019 and 2018, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs typically upon receipts of the goods by customers. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday.

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

As of December 31, 2019 and 2018, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its CFS.

3. INVENTORIES, NET

Inventories at December 31, 2019 and 2018, respectively, were as follows:

	2019	2018
Raw materials	$311,049	$5,626,039
Finished goods	1,491,598	2,503,571
Total	1,802,647	8,129,610
Less: inventory impairment allowance	-	(6,394,236)
Inventories, net	$1,802,647	$1,735,374

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payments. These bank acceptances were issued by customers to the Company and would be honored by the applicable bank. The Company may hold a bank acceptance until the maturity for full payment, have the bank acceptance cashed out from the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for their own obligations. As of December 31,2019 and 2018, the Company had notes receivable of $79,478 and $111,473, respectively; and at December 31, 2019, the Company had $1.08 million notes receivable that were endorsed to its vendors, in lieu of payment. The Company was contingently liable for these notes receivable until it is paid.

5. OTHER RECEIVABLES (NET), PREPAYMENTS AND DEPOSITS

Other receivables, prepayments and deposits consisted of the following at December 31, 2019 and 2018:

	2019	2018
Advances to unrelated third-party companies	$-	$3,471,902
Advances to employees	-	327,067
Other	354	208,671
Total	354	4,007,640
Less: allowances	-	(3,852,921)
Other receivables (net), prepayments and deposits	$354	$154,719

Advances to unrelated third-party companies were short-term unsecured advances.

Advances to employees were short-term loans to employees and advances for business trips and related expenses, with no interest, payable upon demand.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2019 and 2018, respectively:

	2019	2018
Structures and improvements	$450,136	$457,547
Production equipment	2,451,859	3,374,314
Equipment upgrade	248,692	252,787
Office equipment	-	188,021
Vehicles	-	172,422
Total	3,150,687	4,445,091
Less: impairment of fixed assets	-	(189,412)
Less: accumulated depreciation	(1,747,006)	(2,506,619)
Property and equipment, net	$1,403,681	$1,749,060

Depreciation for the years ended December 31, 2019 and 2018 was $311,057 and $322,486, respectively.

7. CONSTRUCTION IN PROGRESS (“CIP”)

As of December 31, 2019 and 2018, the Company had CIP of $1,635,912 and $1,662,847, respectively. The CIP was mainly for Test and Experimental Plant I, which does not have any production currently; the Company intends to transform the plant as a pilot plant for pure boric acid and lithium carbonate production. However, in 2019, the existing coal-supported boiler in Plant I was determined failure to meet the environment protection standard, and the CIP was delayed due to the Company is waiting for the installation and connection of the natural gas pipeline by the authority as a result of implementing the Coal-to-Gas conversion project by the authority for environmental protection purpose. Due to various factors including the Coronavirus outbreak, the government-implemented project of installation and connection of the natural gas pipeline keeps delaying, the Company is actively to seek alternative way for replacing the initial plan of coal-convert-to-natural gas boiler, but instead consider to construct the natural gas station locally. The Company expects to resume the construction of Plant I no later than the end of 2020.

8. TAXES PAYABLE

Taxes payable consisted of the following December 31,2019 and 2018, respectively:

	2019	2018
Other	$29,350	$53,112
VAT	265,905	175,435
Taxes payable	$295,255	$228,547

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31,2019 and 2018, respectively:

	2019	2018
Advances from third parties	$1,049	$3,120,967
Subsidy payable	-	291,410
Other	534,275	520,613
Accrued expenses	560,374	2,765,614
Total accrued liabilities and other payables	$1,095,698	$6,698,604

Advances from third parties were short term, non-interest-bearing and due on demand.

December 31, 2019 and 2018, other mainly was dividend payable to Northtech of $400,000 and $300,000, respectively; and payable for professional fee and other miscellaneous expenses of $134,275 and $220,613, respectively.

As of December 31 2018, the Company had $291,410, government subsidy for Magnesium-rich waste liquid high value utilization project, which was recorded as subsidy payable.

As of December 31, 2019, accrued expenses mainly consisted of accrued payroll expense of $920,374 for Qinghai Technology including $480,000 accrued salary for three senior officers. As of December 31, 2018, accrued expenses mainly consisted of accrued property and land rental fee of $2.38 million for SmartHeat Pump and accrued payroll of $0.38 million.

During the 4th quarter of 2019, the Company wrote-off $1,841,518 payable to a former subsidiary (was sold in January 2016) due to the time barred of the outstanding balance, and recorded as gain from discontinued entities.

10. RELATED PARTY TRANSACTIONS

Qinghai Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Qinghai Technology sometimes received no-interest short-term advances from Qinghai Mining for daily operation needs. As of December 31, 2019 and 2018, due from (to) Qinghai Mining (representing the net amount of intercompany transactions between Qinghai Technology and Qinghai Mining due to carve out) was $0.55 million and $(3.88) million, respectively, which included $54,976 net due to Qinghai Mining after the Debt Offset Agreement disclosed below. Qinghai Technology purchased $1.42 million and $1.78 million boron ore from Qinghai Mining during the years ended December 31, 2019 and 2018, respectively.

On July 1, 2019, Qinghai Technology and Qinghai Mining entered a boron ore purchase contract for a term of one year. Qinghai Mining is to supply Qinghai Technology boron ore based on Qinghai Technology’s monthly production plan at a price of RMB 62 ($8.77) per ton. The price is adjustable in the future if there is a significant fluctuation of the market price for the boron ore. In the 4th quarter of 2019, this price was adjusted to RMB 70.46 ($10.21) per ton.

Qinghai Technology used equipment that belongs to Qinghai Province DaChaiDan ZhongTian Resources Development Co., Ltd (“Zhongtian Resources”, owned by two major shareholders of the Company) for production. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company, and was included in the Company’s cost of sales. The depreciation of these fixed assets for the years ended December 31, 2019 and 2018 was $34,650 and $36,741, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Qinghai Technology was $49,125 and $0.11 million at December 31, 2019 and 2018, respectively.

Qinghai Technology previously purchased raw material from DaChaiDan SanXin Industrial Company Ltd (“SanXin”). The outstanding payable to SanXin at December 31, 2019 and 2018 was $0 and $0.13 million, respectively. SanXin is a non-related party company; however, Qinghai Mining assumed the payables as of December 31, 2018 that Qinghai Technology owed to SanXin under a Debt Offset Agreement between the Company, Qinghai Mining and SanXin entered into in June 2019.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”, 90% owned by the son of the Company’s major shareholder). For the years ended December 31, 2019 and 2018, the Company’s sales to Dingjia was $149,142 and $1.53 million, respectively. At December 31, 2019 and 2018, outstanding receivables from (payable to) Dingjia was $(0.06) million and $4.06 million, respectively.

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

In addition, at December 31, 2019 and 2018, the Company had $573,263 and $255,233 due to another major shareholder of the Company, resulting from certain Company operating expenses of US parent company such as legal and audit fees that were paid by this major shareholder on behalf of the Company. This short term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of December 31, 2019 and 2018, respectively:

		2019	2018
	Related party name
Due from (to)	Dingjia	$(56,144)	$4,058,148
Due from (to)	Qinghai Mining	554,527	(3,878,896)
Due to	Zhongtian Resources	(49,125)	(106,345)
Due to	SanXin (debts assumed by Qinghai Mining)	-	(127,883)
Due to	A major shareholder	(573,263)	(255,233)
Due from (to), net		$(124,005)	$(310,209)

11. DEFERRED INCOME

Deferred income consisted mainly of the government subsidy to the Company’s special projects.

The detail of deferred income for the Company’s special projects at December 31, 2019 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$315,358	8/1/2013	10	$202,355	$113,003
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	71,672	5/1/2015	10	33,447	38,225
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,433,445	1/1/2018	10	286,689	1,146,756
Project of high value utilization of magnesium-rich waste liquid	65,939	7/9/2019	10	3,297	62,642
Total	$1,886,414			$525,788	$1,360,626

The detail of deferred income for the Company’s special projects at December 31, 2018 is as following:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$320,550	8/1/2013	10	$173,631	$146,919
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	72,852	5/1/2015	10	26,712	46,140
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,457,046	1/1/2018	10	145,705	1,311,341
Total	$1,850,449			$346,049	$1,504,400

12. SUBSIDY INCOME

Subsidy income consisted of amortization of deferred income for declared special projects and government’s general incentive fund (recorded as income upon receipt) for the years ended December 31, 2019 and 2018, respectively:

	Years Ended December 31,
	2019	2018
Technology upgrade for using lean ore to produce magnesium sulfate	$31,892	$33,245
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	7,249	7,555
Project of production of high purity boric acid from lean ore	-	45,335
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	144,959	151,117
Project of high value utilization of magnesium-rich waste liquid	226,572	-
Total	$410,672	$237,252

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

As a result of the entering into the Sixth Amendment, the Company issued Northtech 71,283,000 restricted shares of common stock (66,316,601 shares issued on December 28, 2018 due to the maximum limit of 75,000,000 authorized for issuance at December 31, 2018, and 4,966,399 shares issued on March 20, 2019). Upon the issuance of the common stock to Northtech, the total interest and principal of $4,633,395 due to Northtech was reduced to zero.

14. DEFERRED TAX ASSETS

As of December 31, 2019 and 2018, respectively, deferred tax assets (liabilities) consisted of the following:

	2019	2018
Deferred tax asset - current (bad debt allowance for accounts receivable)	$-	$653,737
Deferred tax asset - current (bad debt allowance for retention receivable)	-	36,201
Deferred tax asset - current (inventory impairment provision)	-	1,592,875
Deferred tax asset – current (bad debt allowance for other receivables)	-	435,900
Deferred tax asset – current (allowance for advance to supplier)	-	541,194
Deferred tax asset – noncurrent (NOL of US parent company)	554,484	2,282,517
Deferred tax asset – noncurrent (NOL of PRC subsidiaries)	-	4,905,775
Less: valuation allowance	(554,484)	(10,448,199)
Deferred tax assets, net	$-	$-

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

The US parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, the NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. The US parent Company has NOL carry forwards for income taxes of approximately $554,484 at December 31, 2019. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

Qinghai Technology was carved out of Qinghai Mining on December 20, 2018. For the year ended December 31, 2019, Qinghai Technology filed its own income tax return. However, for the year ended December 31, 2018, Qinghai Technology and Qinghai Mining filed a combined income tax return in PRC, which had $0 income tax due to a combined taxable loss.

As a result of carving out from Qinghai Mining and operating as an independent corporation, Qinghai Technology as a standalone entity had taxable income of $560,818 for the year ended December 31, 2018. Qinghai Technology used the Separate Return Method (“SRM”) under ASC 740-10-30-27 to allocate its income tax expenses.  Under the SRM, Qinghai Technology calculated its tax provision as if it were filing its own tax return based on the pre-tax accounts.  For the year ended December 31, 2018, Qinghai Technology calculated its income tax expense of $84,123; under the SRM, and credited it to due to related party – Qinghai Mining. As a qualified business under the China Government’s strategy of Develop-the-West, from January 1, 2011 through December 31, 2012, all the qualified business including Qinghai Technology is subject to a reduced income tax rate of 15% compared to a national customary rate of 25%.

The following is a reconciliation of the difference between the actual provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes for the years ended December 31, 2019 and 2018, respectively:

	2019	2018
Tax at US federal statutory rates	(11,961)	117,772
Foreign income taxed at different rates	33,908	22,433
Tax holiday in PRC	(84,770)	(56,082)
Valuation allowance	189,978	-
Tax expense per financial statements	127,155	84,123

The income tax expense for the years ended December 31, 2019 and 2018, respectively, consisted of the following:

	2019	2018
Income tax expense – current	$127,155	$84,123
Income tax benefit – deferred	-	-
Total income tax benefit, net	$127,155	$84,123

16. MAJOR CUSTOMERS AND VENDORS

For the year ended December 31, 2019, there were two customers accounted for 16% and 14% of Company’s total sales. Accounts receivable from those major customers was $243,975 and $0 as of December 31, 2019 and 2018, respectively. Four customers accounted for 25%, 18%,14% and 11%, respectively, of the Company’s sales for the year ended December 31, 2018.

The Company purchased its main raw material boron ore from Qinghai Mining during the years ended December 31, 2019 and 2018.The Company purchased its 2nd major raw material sulfuric acid from one major vendor, which accounted for 65% and 99% of the total sulfuric acid purchase during the years ended December 31, 2019 and 2018. Accounts payable to this major vendor was $0 as of December 31, 2019 and 2018.

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

The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	2019	2018
Sales	$-	$19,189
Cost of sales	-	39,223
Operating expenses	217,289	238,918
(Loss) income before income taxes	(215,835)	43,649
Income tax (benefit) expense	-	-
(Loss) income from discontinued operations	$(215,835)	$43,649

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

In addition, during the 4th quarter of 2019, the Company wrote-off $1,841,518 payable to a former subsidiary (was sold in January 2016) due to the time barred of the outstanding balance, and recorded as gain from discontinued entities.

21. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following material subsequent events:

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and is disrupting supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. Therefore, the Company expects this matter to negatively impact its operating results. However, the related financial impact and duration cannot be reasonably estimated at this time.

On March 27, 2020 (PRC time), Qinghai Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (Xi’an Jinzang) to produce up to 20,000 tons of battery grade lithium hydroxide and 10,000 tons of lithium carbonate annually, subject to funding. The parties will form a joint venture company to process brine supplied by Qinghai. Qinghai will own 51% of the joint venture and Xi’ Jinzang will own the remaining 49%. The agreements set forth various funding requirements, licensing arrangements and project milestones by the parties. LBTI expects that a total of $40 million will be required to meet the initial annual production target of 3,000 tons of lithium hydroxide by the second quarter of 2021. The joint venture will require additional funding of approximately $320 million to reach full production capacity. The agreements outline additional responsibilities of the parties to contribute mineral resources and technology to the joint venture as well as arrangements for corporate governance, liability for breaches of the agreements, confidentiality provisions and mutual covenants, representations and warranties.