Form 10-Q
period 2020-03-31
Lithium & Boron Technology, Inc.
filed 2020-06-19
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

LITHIUM & BORON TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 19, 2020 there were 185,986,370 shares of common stock outstanding.

Lithium & Boron Technology, Inc.

RELIANCE ON RELIEF ORDER.

On May 14, 2020 we filed a Current Report on Form 8-K in compliance with and in reliance upon the SEC Order issued pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules thereunder (SEC Release No. 34-88465 on March 25, 2020) (Relief Order). By way of filing the Current Report (as amended),  we, among other things,  extended the time of filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (“Quarterly Report”), until no later than June 29, 2020 in reliance on the Relief Order. The Current Report disclosed the reasons that our Quarterly Report could not be filed timely.

As required by the Relief Order, we hereby disclose we were unable to timely file our Quarterly Report and had to avail ourselves of the Relief Order because COVID-19 caused severe disruptions to our executives and staff who were located outside of our headquarters in Xai Xi during certain times of lock-down orders in China and to our professional advisors that were subject to stay at home orders in the United States. This has, in turn, delayed the Company’s ability to complete the Quarterly Report. In particular, the stay at home orders impacted certain of our management, employees and the staff or our professional advisors in assembling the financial and operational information required to be presented in the Quarterly Report.

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

Additionally, this report contains statistical data we obtained from various publicly available government publications and industry-specific third party reports. Statistical data in these publications also include projections based on a number of assumptions. The changing nature of our customers’ industries results in uncertainties in any projections or estimates relating to the growth prospects or future condition of our markets. Furthermore, if any one or more of the assumptions underlying the market data is later found to be incorrect, actual results may differ from the projections based on these assumptions.

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

Additional information on the various risks and uncertainties potentially affecting our operating results are discussed in this report and other documents we file with the Securities and Exchange Commission, or SEC, or is available upon written request to our corporate secretary at: 60 East Ren-Min Road, Da-Chai Dan Town, Xai Xi County, Qing Hai Province 8100000. We undertake no obligation to revise or update publicly any forward-looking statements for any reason, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these forward-looking statements.

As used in this report, “LBTI,” “Company,” “we,” “our” and similar terms refer to Lithium & Boron Technology, Inc. and its subsidiaries, unless the context indicates otherwise.

Our functional currency is the US Dollar, or USD, while the functional currency of our subsidiaries in China is Chinese Yuan Renminbi, or RMB, the national currency of the People’s Republic of China, which we refer to as the PRC or China. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using the average exchange rate during the fiscal year. See Note 2 of the consolidated financial statements included herein.

Part I – Financial Information

Item 1. Financial Statements

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2020 (UNAUDITED)	DECEMBER 31, 2019
ASSETS

CURRENT ASSETS
Cash and equivalents	$350,545	$160,024
Accounts receivable	436,703	577,387
Notes receivable	126,844	79,478
Other receivables	19,912	354
Advances to suppliers, net	48,451	7,490
Due from related party	734,877	554,527
Inventories	1,177,266	1,802,647

Total current assets	2,894,598	3,181,907

NONCURRENT ASSETS
Long-term prepaid expense	15,384	-
Property and equipment, net	1,306,905	1,403,681
Construction in progress	1,610,768	1,635,912

Total noncurrent assets	2,933,057	3,039,593

TOTAL ASSETS	$5,827,655	$6,221,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$138,005	$332,706
Unearned revenue	105,435	117,188
Accrued liabilities and other payables	1,152,342	1,095,698
Taxes payable	322,121	295,255
Due to related parties	789,805	678,533

Total current liabilities	2,507,708	2,519,380

DEFERRED INCOME	1,293,277	1,360,626

TOTAL LIABILITIES	3,800,985	3,880,006

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 500,000,000 shares authorized, 185,968,370 shares issued and outstanding	185,968	185,968
Paid-in capital deficiency	(6,666,351)	(6,666,351)
Statutory reserve	71,252	71,252
Accumulated other comprehensive loss	(73,796)	(14,600)
Retained earnings	8,509,597	8,765,225

TOTAL STOCKHOLDERS' EQUITY	2,026,670	2,341,494

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,827,655	$6,221,500

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHES ENDED MARCH 31,
	2020	2019

Sales	$1,010,498	$1,327,372
Sales - related party	-	58,379

Total sales	1,010,498	1,385,751

Cost of sales	930,744	1,224,059

Gross profit	79,754	161,692

Operating expenses
Selling	56,205	100,402
Bad debts (reversal)	2,568	(91,888)
General and administrative	284,434	294,361

Total operating expenses	343,207	302,875

Loss from operations	(263,453)	(141,183)

Non-operating income
Interest income	33	1,244
Non-operating expenses	(14,349)	-
Subsidy income	47,141	47,060

Total non-operating income, net	32,825	48,304

Loss before income tax	(230,628)	(92,879)

Income tax expense	-	-

Loss from continuing operations	(230,628)	(92,879)

Loss from operations of discontinued entities, net of tax	-	(2,807)

Net loss	(230,628)	(95,686)

Other comprehensive item
Foreign currency translation loss attributable to discontinued operations	-	(77,145)
Foreign currency translation gain (loss) attributable to the Company	(59,196)	32,271

Comprehensive loss	$(289,824)	$(140,560)

Weighted average shares outstanding	185,968,370	185,968,370

Loss per share from continuing operations	$(0.00)	$(0.00)

Loss per share from discontinued operations	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHES ENDED MARCH 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(230,628)	$(95,686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	76,346	79,975
Provision for (reversal of) bad debts	2,568	(91,888)
Changes in deferred income	(47,141)	(47,060)
(Increase) decrease in assets and liabilities:
Accounts receivable	84,486	(201,892)
Other receivables	(19,856)	19,525
Advances to suppliers	(44,268)	17,822
Inventories	606,756	353,783
Prepaid expense	(15,618)
Accounts payable	(192,472)	(143,612)
Unearned revenue	(10,102)	152,076
Accrued liabilities and other payables	32,719	(23,414)
Taxes payable	31,882	56,999

Net cash provided by operating activities	274,672	76,628

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in due from related parties	(191,744)	3,975,343
Changes in due to related parties	112,986	(3,996,828)

Net cash used in financing activities	(78,758)	(21,485)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(5,393)	3,252

NET INCREASE IN CASH AND EQUIVALENTS	190,521	58,395

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	160,024	163,145

CASH AND EQUIVALENTS, END OF PERIOD	$350,545	$221,540

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Common Stock
	Shares	Amount	Paid-in capital (deficiency)	Statutory reserves	Accumulated other comprehensive loss	Retained earnings	Total
Balance at January 1, 2020	185,968,370	$185,968	$(6,666,351)	$71,252	$(14,600)	$8,765,225	$2,341,494

Net loss	-	-	-	-	-	(230,628)	(230,628)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)

Foreign currency translation loss	-	-	-	-	(59,196)	-	(59,196)

Balance at March 31, 2020	185,968,370	$185,968	$(6,666,351)	$71,252	$(73,796)	$8,509,597	$2,026,670

	Common Stock
	Shares	Amount	Paid-in capital (deficiency)	Statutory reserves	Accumulated other comprehensive loss	Retained earnings	Total
Balance at January 1, 2019	185,968,370	$185,968	$(7,645,727)	$780,682	$(11,951)	$1,828,717	$(4,862,311)

Net loss	-	-	-	-	-	(95,686)	(95,686)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)

Foreign currency translation loss	-	-	-	-	(44,874)	-	(44,874)

Balance at March 31, 2019	185,968,370	$185,968	$(7,645,727)	$780,682	$(56,825)	$1,708,031	$(5,027,871)

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Lithium & Boron Technology, Inc., (the “Company” or “Lithium Tech”), formerly known as SmartHeat, Inc. (“SmartHeat”), was incorporated August 4, 2006, in the State of Nevada. The Company currently produces boric acid in the People Republic of China (“PRC”) and plans to expand its manufacturing facilities through a joint venture to produce lithium carbonate for the electric vehicle battery market in China. The Company also plans to produce of lithium carbonate from existing ore deposits it purchases from an affiliated mining company.

The Company formerly sold plated heat exchangers and heat pumps and sold these operations on September 30, 2019 recording them as discontinued operations.

On December 31, 2018 (the “Closing Date”), the Company entered into and closed a Share Exchange Agreement and Plan of Reorganization, as amended on January 24, 2019 (the “Share Exchange Agreement”) with Mid-Heaven Sincerity International Resources Investment Co., Ltd (Mid-heaven BVI) and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all the shareholders of Mid-heaven BVI (the “Mid-heaven Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Mid-Heaven BVI delivered all of the issued and outstanding shares of capital stock of Mid-Heaven BVI to the Company, for 106,001,971 shares of the Company’s Common Stock. Mid-heaven BVI, through two subsidiaries, Qinghai Mid-Heaven Sincerity Technology Co., Ltd (“Sincerity”) and Qinghai Mid-Heaven Sincerity Salt-Lake R&D Co., Ltd (“Salt-Lake”) owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Qinghai Technology”).

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020.  The Company had less production in the first quarter of 2020; the Company’s factory was reopened one month later than originally planned, and it did not resume the production one week after the factory reopened due to the shortage of master liquid pool resulting from the longer period of shutdown of the machine.  The cost of coal increased during the first quarter of 2020 due to the overall lockdown in China. The Company’s sales also decreased for the first quarter of 2020 due to logistics restrictions put into place to curb travel. To facilitate the sales, the Company reduced the selling price by RMB 50 ($7) per ton to certain customers.    The number of transportation vehicles has increased to meet the market’s shipping needs since April 2020.  In addition, the Company was able to procure sulfuric acid, a major raw material, from a local supplier at lower prices than usual due to excess supplies on the market.  The Company’s production and sales has been gradually increasing since April 2020.  The impact of COVID-19 to the Company’s operation was mitigated as of this report date.  Even though the Company was able to resume normal operations in HaiXi since its facilities are far removed from big cities which have more challenges with respect to monitoring and controlling the outbreak, but the Company’s executives, auditors and attorneys who are located in large cities in China and in the United States were subject to various travel and quarantine restrictions which delayed the compilation of information needed to timely file this report on Form 10-Q.

On March 27, 2020 (PRC time), Qinghai Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (Xi’an Jinzang) to produce up to 20,000 tons of battery grade lithium hydroxide and 10,000 tons of lithium carbonate annually, subject to funding. On April 15, 2020, the parties formed a joint venture company Qinghai Zhonglixinmo Technology Co., Ltd (Qinghai Zhongli or JV) to process brine supplied by Qinghai Technology. Qinghai Technology owns 51% of the joint venture and Xi’ Jinzang owns the remaining 49%. The Joint Venture cooperation agreement calls for a capital contribution of RMB 140 million ($19,746,000), which shall be paid in three phases according to the project construction progress: RMB 36 million ($5,077,000) to be paid within 10 days from the date of registration and establishment of the JV, RMB 72 million ($10,155,000) to be paid before July 31, 2020, and RMB 32 million ($4,513,000) to be paid before October 31,2020. All shareholders shall pay the capital in accordance with their respective shareholding ratio. The Company promises and guarantees that, during the existence of the project company, it will provide the JV with lithium bearing brine resources for free. During the construction and operation of the project, all parties agree to actively raise construction funds by means of bank loans, self-owned funds, etc. if the funds are not raised in time, the term of paid in capital can be extended accordingly upon consensus of all parties. Each party made an initial capital contribution of RMB 5 million ($0.71 million) in April 2020.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had net loss of $230,628 and $95,686 for the three months ended March 31, 2020 and 2019, respectively, which raise substantial doubt about the Company’s ability to continue as a going concern.

In addition to current boric acid production business, the Company plans to produce lithium carbonate for the electric vehicle battery through a recently established joint venture. The Company also plans to produce lithium carbonate from existing ore deposits it purchases from an affiliated mining company. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The interim consolidated financial information as of March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2020, its consolidated results of operations and cash flows for the three months ended March 31, 2020 and 2019, as applicable, were made.

Principles of Consolidation

For the three months ended March 31, 2020, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” For the three months ended March 31, 2019, the accompanying CFS include the accounts of the Company’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

The following table presents in US dollars (“USD”) the amount of cash and equivalents held by the Company as of March 31, 2020 and December 31, 2019, respectively, based on the jurisdiction of deposit. The Company’s US parent holds cash and equivalents in US bank accounts denominated in USD.

	United States	China	Total
March 31, 2020	-	$350,545	$350,545
December 31, 2019	-	$160,024	$160,024

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowance of $0 at March 31, 2020 and December 31, 2019.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material, tools and equipment for production. The advances are interest-free and unsecured. As of March 31, 2020, and December 31, 2019, the Company had allowance for advances to suppliers of $2,529 and $0, respectively. In addition, as of March 31, 2020, the Company prepaid $28,000 to a third party company for purchasing the equipment and a land use right; total purchase price is $141,000, the remaining $113,000 will be paid within three days after the completion of the land certificate and related deed, or the prepayment will be returned to the Company it failure to obtain the land use certificate and related deed.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2020 and December 31, 2019, there was no significant impairments of its long-lived assets.

Effective on January 1, 2020, the Company adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

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

Revenue Recognition

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

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the three months ended March 31, 2020 and 2019 were immaterial.

Share-Based Compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Share-based compensation associated with the issuance of equity instruments to non-employees is measured at the fair value of the equity instrument issued or committed to be issued, as this is more reliable than the fair value of the services received. The fair value is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

Effective January 1, 2020, the Company adopted ASU 2018-07, "Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The adoption of ASU 2018-07 did not have an impact on the CFS.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  At March 31, 2020 and December 31, 2019, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

Fair Value (“FV”) of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, notes receivable, accrued liabilities and accounts payable, carrying amounts approximate their FV due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

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

Effective January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the FV hierarchy.

As of March 31, 2020 and December 31, 2019, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

Reclassification

Certain prior period balance sheet accounts were reclassified for the purpose of consistency with the current year’s presentation.

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

3. INVENTORIES, NET

Inventories at March 31, 2020 and December 31, 2019, respectively, were as follows:

	2020	2019
Raw materials	$264,999	$311,049
Finished goods	912,267	1,491,598
Total	$1,177,266	$1,802,647

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payments. These bank acceptances were issued by customers to the Company and would be honored by the applicable bank. The Company may hold a bank acceptance until the maturity for full payment, have the bank acceptance cashed out from the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for their own obligations. As of March 31, 2020 and December 31, 2019, the Company had notes receivable of $126,844 and $79,478, respectively; and at March 31, 2020, the Company had $0.64 million notes receivable that were endorsed to its vendors, in lieu of payment. The Company was contingently liable for these notes receivable until paid.

5. OTHER RECEIVABLES

Other receivables consisted of the following at March 31, 2020 and December 31, 2019:

	2020	2019
VAT tax receivable and prepaid shipping fee	$19,558	$-
Other receivable – sale of discontinued operations	354	354
Total	$19,912	$354

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2020 and December 31, 2019, respectively:

	2020	2019
Structures and improvements	$443,217	$450,136
Production equipment	2,414,173	2,451,859
Equipment upgrade	244,870	248,692
Total	3,102,260	3,150,687
Less: accumulated depreciation	(1,795,355)	(1,747,006)
Property and equipment, net	$1,306,905	$1,403,681

Depreciation for the three months ended March 31, 2020 and 2019 was $76,346 and $79,975, respectively.

7. CONSTRUCTION IN PROGRESS (“CIP”)

As of March 31, 2020 and December 31, 2019, the Company had CIP of $1,610,768 and $1,635,912, respectively. The CIP was mainly for Test and Experimental Plant I, which does not have any production currently; the Company intends to transform the plant as a pilot plant for pure boric acid and lithium carbonate production. However, in 2019, the existing coal-supported boiler in Plant I was determined failure to meet the environment protection standard, and the CIP was delayed due to the Company is waiting for the installation and connection of the natural gas pipeline by the authority as a result of implementing the Coal-to-Gas conversion project by the authority for environmental protection purpose. Due to various factors including the Coronavirus outbreak, the government-implemented project of installation and connection of the natural gas pipeline keeps delaying, the Company is planning to sell the Test and Experimental Plant I to Qinghai Mining at cost.

8. TAXES PAYABLE

Taxes payable consisted of the following March 31, 2020 and December 31, 2019, respectively:

	2020	2019
Other	$26,091	$29,350
VAT	296,030	265,905
Taxes payable	$322,121	$295,255

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2020 and December 31, 2019, respectively:

	2020	2019
Advances from third parties	$2,726	$1,049
Other	514,141	534,275
Accrued expenses	635,475	560,374
Total accrued liabilities and other payables	$1,152,342	$1,095,698

Advances from third parties were short term, non-interest-bearing and due on demand.

As of March 31, 2020 and December 31, 2019, other mainly was dividend payable to Northtech of $425,000 and $400,000, respectively; and payables for professional fees and other miscellaneous expenses of $89,141 and $134,275.

As of March 31, 2020, accrued expenses mainly consisted of accrued salary $635,475 for Qinghai Technology including $600,000 accrued salary for three senior officers. As of December 31, 2019, accrued expenses mainly consisted of accrued payroll expense of $560,374 for Qinghai Technology including $480,000 accrued salary for three senior officers.

10. RELATED PARTY TRANSACTIONS

Qinghai Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Qinghai Technology sometimes received no-interest short-term advances from Qinghai Mining for daily operation needs. As of March 31, 2020 and December 31, 2019, due from Qinghai Mining (representing the net amount of intercompany transactions between Qinghai Technology and Qinghai Mining) was $0.73 million and $0.55 million, respectively. Qinghai Technology purchased $113,528 and $192,570 boron ore from Qinghai Mining during the three months ended March 31, 2020 and 2019, respectively.

On July 1, 2019, Qinghai Technology and Qinghai Mining entered a boron ore purchase contract for a term of one year. Qinghai Mining is to supply Qinghai Technology boron ore based on Qinghai Technology’s monthly production plan at a price of RMB 62 ($8.77) per ton. The price is adjustable in the future if there is a significant fluctuation of the market price for the boron ore. In the fourth quarter of 2019, this price was adjusted to RMB 70.46 ($10.21) per ton. In the first quarter of 2020, Qinghai Technology and Qinghai Mining entered a new purchase contract, the price for boron ore was adjusted to RMB 77.5 ($11.10) per ton, and the price for slag was RMB 30 ($4.23) per ton.

Qinghai Technology used equipment that belongs to Qinghai Province DaChaiDan ZhongTian Resources Development Co., Ltd (“Zhongtian Resources”, owned by two major shareholders of the Company) for production. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company, and was included in the Company’s cost of sales. The depreciation of these fixed assets for the three months ended March 31, 2020 and 2019 was $6,263 and $8,984, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Qinghai Technology was$54,633 and $49,125 at March 31, 2020 and December 31, 2019, respectively.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”, 90% owned by the son of the Company’s major shareholder). For the three months ended March 31, 2020 and 2019, the Company’s sales to Dingjia was $0 and $58,379, respectively. At March 31, 2020 and December 31, 2019, outstanding receivables from (payable to) Dingjia was$(0.06) million and $(0.06) million, respectively.

In addition, at March 31, 2020 and December 31, 2019, the Company had $679,891 and $573,263 due to another major shareholder of the Company, resulting from certain Company operating expenses of the US parent company such as legal and audit fees that were paid by this major shareholder on behalf of the Company. This short term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of March 31, 2020 and December 31, 2019, respectively:

		2020	2019
	Related party name
Due from	Qinghai Mining	$734,877	$554,527
Total		$734,877	$554,527

Due to	Dingjia	$55,281	$56,144
Due to	Zhongtian Resources	54,633	49,125
Due to	A major shareholder	679,891	573,264
Total		$789,805	$678,533

11. DEFERRED INCOME

Deferred income consisted mainly of the government subsidy to the Company’s special projects.

The detail of deferred income for the Company’s special projects at March 31, 2020 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$310,511	8/1/2013	10	$207,007	$103,504
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	70,570	5/1/2015	10	34,697	35,873
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,411,413	1/1/2018	10	317,568	1,093,845
Project of high value utilization of magnesium-rich waste liquid	64,925	7/9/2019	10	4,870	60,055
Total	$1,857,419			$564,142	$1,293,277

The detail of deferred income for the Company’s special projects at December 31, 2019 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$315,358	8/1/2013	10	$202,355	$113,003
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	71,672	5/1/2015	10	33,447	38,225
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,433,445	1/1/2018	10	286,689	1,146,756
Project of high value utilization of magnesium-rich waste liquid	65,939	7/9/2019	10	3,297	62,642
Total	$1,886,414			$525,788	$1,360,626

12. SUBSIDY INCOME

Subsidy income consisted of amortization of deferred income for declared special projects and government’s general incentive fund (recorded as income upon receipt) for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
Technology upgrade for using lean ore to produce magnesium sulfate	$7,881	$8,152
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	1,791	1,853
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	35,822	37,055
Project of high value utilization of magnesium-rich waste liquid	1,647	-
Total	$47,141	$47,060

13. DEFERRED TAX ASSETS

As of March 31, 2020 and December 31, 2019, respectively, deferred tax assets consisted of the following:

	2020	2019
Deferred tax asset –NOL of US parent company	$972,955	$941,203
Less: valuation allowance	(972,955)	(941,203)
Deferred tax assets, net	$-	$-

The Company recorded a 100% valuation allowance for all deferred tax assets due to the uncertainty of its realization.

14. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

The H.R. 1 (the “Tax Reform”), effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018 for the US entity of the Company.

The US parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, under the 2018 Tax Reform, the NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. The US parent Company has NOL carry forwards for income taxes of approximately $972,955 at March 31, 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The recently issued Coronavirus Aid, Relief and Economic Security Act (the CARES Act or the Act), provides four relief provisions for corporate taxpayers as follows:

1.

Five-year net operating loss (NOL) carryback provision: the Act allows for the carryback of losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to each of the five taxable years preceding the taxable year of the loss.

2.

Fiscal year NOL carryback fix from the Tax Cuts and Jobs Act (TCJA) of 2017: the Act corrects the language to provide fiscal year taxpayers who had NOLs arising in years that began prior to December 31, 2017 and ended after December 31, 2017 with the ability to carry back those NOLs.

3.

Deferral of 80% income limitation on post-2017 NOLs to 2021: the Act suspends this 80% limitation for taxable years beginning before January 1, 2021, and instead allows the full offset of taxable income. For tax years beginning after December 31, 2020, the Act reinstates the 80% limitation.

4.

Immediate Alternative Minimum Tax (“AMT”) tax credit refunds: the Act accelerates availability of AMT credits. The full remaining refundable AMT credit amount will be available for a corporation’s first taxable year beginning in 2019. Alternatively, a corporation may elect to use 100% of its AMT credits for its first taxable year beginning in 2018.

The disposed entities - SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Pump, SmartHeat Trading and Heat Exchange are subject to the regular 25% PRC income tax rate.

Mid-Heaven BVI is a BVI company, and there is no income tax for companies domiciled in the BVI. Sincerity and Salt-Lake are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate tax adjustments. Mid-Heaven BVI, Sincerity and Salt-Lake do not have any operations, and are not expected to have any operations in the future. Qinghai Technology enjoys 15% preferential PRC income tax rate.

The following is a reconciliation of the difference between the actual provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes for the three months ended March 31, 2020 and 2019, respectively:

	2020	2019
Tax benefit at US federal statutory rates	$(48,432)	$(19,505)
Foreign income taxed at different rates	(3,177)	150
Tax holiday in PRC	7,943	2,562
Utilization of NOL	-	(8,074)
Valuation allowance	43,666	24,867
Tax expense per financial statements	-	-

15. MAJOR CUSTOMERS AND VENDORS

For the three months ended March 31, 2020, four customers accounted for 16%, 14%, 13% and 12% of Company’s total sales. Accounts receivable from those major customers was $110,758 and $243,975 as of March 31, 2020 and December 31, 2019, respectively. Three customers accounted for 22%, 14% and 13%, respectively, of the Company’s sales for the three months ended March 31, 2019.

Qinghai Technology purchased $113,528 and $192,570 boron ore (the main raw material) from Qinghai Mining during the three months ended March 31, 2020 and 2019, respectively.

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

19. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We currently produce boric acid in the Peoples Republic of China (PRC) and plan to expand our existing manufacturing facilities through a joint venture to produce lithium carbonate and lithium hydroxide for electric vehicle battery market in China. The Company also plans to produce of lithium carbonate from existing ore deposits it purchases from an affiliated mining company. We formerly sold plate heat exchangers and heat pumps and sold those operations on September 30, 2019.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020.  The Company had less production in the first quarter of 2020; the Company’s factory was reopened one month later than originally planned, and it did not resume the production one week after the factory reopened due to the shortage of master liquid pool resulting from the longer period of shutdown of the machine.  The cost of our coal increased during the first quarter of 2020 due to the overall lockdown in China. The Company’s sales also decreased for the first quarter of 2020 due to logistics restrictions put into place to curb travel. To facilitate the sales, the Company reduced the selling price by RMB 50 ($7) per ton to certain customers.    The number of transportation vehicles has increased to meet the market’s shipping needs since April 2020.  In addition, the Company was able to procure sulfuric acid, a major raw material, from a local supplier at lower prices than usual due to excess supplies on the market.  The Company’s production and sales has been gradually increasing since April 2020.  The impact of COVID-19 to the Company’s operation was mitigated as of this report date.  Even though the Company was able to resume normal operations in HaiXi since its facilities are far removed from big cities which have more challenges with respect to monitoring and controlling the outbreak, but the Company’s executives, auditors and attorneys who are located in large cities in China and in the United States were subject to various travel and quarantine restrictions which delayed the compilation of information needed to timely file this report on Form 10-Q.

On March 27, 2020 (PRC time), Qinghai Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (Xi’an Jinzang) to produce up to 20,000 tons of battery grade lithium hydroxide and 10,000 tons of lithium carbonate annually, subject to funding. On April 15, 2020, the parties formed a joint venture company Qinghai Zhonglixinmo Technology Co., Ltd (Qinghai Zhongli or JV) to process brine supplied by Qinghai Technology. Qinghai Technology owns 51% of the joint venture and Xi’ Jinzang owns the remaining 49%. The Joint Venture cooperation agreement calls for a capital contribution of RMB 140 million ($19,746,000), which shall be paid in three phases according to the project construction progress: RMB 36 million ($5,077,000) to be paid within 10 days from the date of registration and establishment of the JV, RMB 72 million ($10,155,000) to be paid before July 31, 2020, and RMB 32 million ($4,513,000) to be paid before October 31,2020. All shareholders shall pay the capital in accordance with their respective shareholding ratio. The Company promises and guarantees that, during the existence of the project company, it will provide the JV with lithium bearing brine resources for free. During the construction and operation of the project, all parties agree to actively raise construction funds by means of bank loans, self-owned funds, etc. if the funds are not raised in time, the term of paid in capital can be extended accordingly upon consensus of all parties. Each party made an initial capital contribution of RMB 5 million ($0.71 million) in April 2020.

Related Party Transactions

Qinghai Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Qinghai Technology sometimes received no-interest short-term advances from Qinghai Mining for daily operation needs. As of March 31, 2020 and December 31, 2019, , due from Qinghai Mining (was the net amount of intercompany transactions between Qinghai Technology and Qinghai Mining due to carve out) was $0.73 million and $0.55 million, respectively. Qinghai Technology purchased $113,528 and $192,570 boron ore from Qinghai Mining during the three months ended March 31, 2020 and 2019, respectively.

On July 1, 2019, Qinghai Technology and Qinghai Mining entered a boron ore purchase contract for a term of one year. Qinghai Mining is to supply Qinghai Technology boron ore based on Qinghai Technology’s monthly production plan at a price of RMB 62 ($8.77) per ton. The price is adjustable in the future if there is a significant fluctuation of the market price for the boron ore. In the fourth quarter of 2019, this price was adjusted to RMB 70.46 ($10.21) per ton. In the first quarter of 2020, Qinghai Technology and Qinghai Mining entered a new purchase contract, the price for boron ore was adjusted to RMB 77.5 ($11.10) per ton, and the price for slag was RMB 30 ($4.23) per ton.

Qinghai Technology used equipment that belongs to Qinghai Province DaChaiDan ZhongTian Resources Development Co., Ltd (“Zhongtian Resources”, owned by two major shareholders of the Company) for production. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company, and was included in the Company’s cost of sales. The depreciation of these fixed assets for the three months ended March 31, 2020 and 2019 was $6,263 and $8,984, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Qinghai Technology was $54,633 and $49,125 at March 31, 2020 and December 31, 2019, respectively.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”, 90% owned by the son of the Company’s major shareholder). For the three months ended March 31, 2020 and 2019, the Company’s sales to Dingjia was $0 and $58,379, respectively. At March 31, 2020 and December 31, 2019, outstanding receivables from (payable to) Dingjia was $(0.06) million and $(0.06) million, respectively.

In addition, at March 31, 2020 and December 31, 2019, the Company had $679,891 and $573,263 due to another major shareholder of the Company, resulting from the certain of the Company’s operating expenses such as legal and audit fees that were paid by this major shareholder on behalf of the Company. This short term advance bore no interest, and payable upon demand.

The following table summarized the due from (to) related parties as of March 31, 2020 and December 31, 2019, respectively:

		2020	2019
	Related party name
Due from	Qinghai Mining	$734,877	$554,527
Total		$734,877	$554,527

Due to	Zhongtian Resources	$54,633	$49,125
Due to	Dingjia	55,281	56,144
Due to	A major shareholder	679,891	573,264
Total		$789,805	$678,533

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had net loss of $230,628 and $95,686 for the three months ended March 31, 2020 and 2019, respectively, which raise substantial doubt about the Company’s ability to continue as a going concern.

In addition to current boric acid production business, the Company plans to produce lithium carbonate for the electric vehicle battery through a recently established joint venture. The Company also plans to produce lithium carbonate from existing ore deposits it purchases from an affiliated mining company. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

For the three months ended March 31, 2020, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” For the three months ended March 31, 2019, the accompanying CFS include the accounts of the Company’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, we had bad debt allowance for accounts receivable of $0 at March 31, 2020 and December 31,2019.

Revenue Recognition

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

Effective on January 1, 2020, the Company adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2020	% of Sales	2019	% of Sales
Sales	$1,010,498		$1,385,751
Cost of sales	930,744	92.1%	1,224,059	88.3%
Gross profit	79,754	7.9%	161,692	11.7%
Selling expenses	56,205	5.6%	100,402	7.3%
General and administrative expenses	287,002	28.4%	202,473	14.6%
Total operating expenses	343,207	34.0%	302,875	21.9%
Loss from operations	(263,453)	(26.1)%	(141,183)	(10.2)%
Other income	32,825	3.2%	48,304	3.5%
Loss before income taxes	(230,628)	(22.9)%	(92,879)	(6.7)%
Income tax expense	-	-%	-	-%
Loss from continuing operations	(230,628)	(22.9)%	(92,879)	(6.7)%
Loss from operations of discontinued entities, net of tax	-	-%	(2,807)	(0.2)%
Net income	$(230,628)	(22.9)%	$(95,686)	(6.9)%

Sales

Sales for the three months ended March 31, 2020 and 2019 was $1,010,498 and $1,385,751, respectively, a decrease of $375,253 or 27.1%. For the three months ended March 31, 2020 and 2019, the Company’s sales to Dingjia, a related party company 90% owned by the son of the major shareholder of the Company, was $0 and $58,379, respectively. The decrease in sales for the three months ended March 31, 2020 was mainly due to the logistic restriction as a result of COVID19 outbreak; facilitate sales, we reduced our selling price by RMB 50 ($7) per ton to certain customers.

Cost of sales

Cost of sales (“COS”) for the three months ended March 31, 2020 and 2019 was $930,744 and $1,224,059, respectively, a decrease of $293,315 or 24.0%. The decrease was mainly due to decreased sales. The COS as a percentage of sales was 92.1% for the three months ended March 31, 2020 compared with 88.3% for 2019. The increase in COS as a percentage of sales was mainly due to 1) decreased sales, 2) increased average cost of production. Due to COVID19 outbreak, our factory was reopened one month later than originally planned, and we did not resume the production one week after the factory reopened due to the drought of master liquid pool resulting from the longer period of shutdown of the machine, we spent additional days and had extra acid and mineral consumption to cultivate the concentration level of master liquid pool. In addition, the coal cost increased during the three months ended March 31, 2020 due to the overall lockdown in China. Our production was back to normal in April 2020.

Gross profit

The gross profit for the three months ended March 31, 2020 and 2019 was $79,754 and $161,692, respectively, a decrease of $81,938 or 50.7%. The profit margin was 7.9% for the three months ended March 31, 2020 compared to 11.7% for the three months ended March 31, 2019, the decrease in profit margin was mainly due to the reasons described above.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $56,205 for the three months ended March 31, 2020, compared to $100,402 for the three months ended March 31, 2019, a decrease of $44,197 or 44.0%, mainly resulting from decreased freight out expense of $24,935 and decreased salespersons’ salaries of $4,396.

General and administrative expenses consist mainly of bad debt expense, R&D, office, welfare, business meeting, maintenance, and utilities. General and administrative expenses were $287,002 (including $2,568 bad debts) for the three months ended March 31, 2020, compared to $202,473 (including $(91,888) bad debts reversal) for the three months ended March 31 2019, an increase of $84,529 or 41.7%, mainly resulting from decreased bad debts reversal by $(94,456), which was partly offset by decreased other G&A expenses of $9,927.

Other income

Other income was $32,825 for the three months ended March 31, 2020, compared to $48,304 for the three months ended March 31, 2019, an decrease of $15,479 or 32.0%. For the three months ended March 31, 2020, other income mainly consisted of subsidy income of $47,141 but offset with a charitable donation of $14,349. For the three months ended March 31, 2019, other income mainly consisted of subsidy income of $47,060.

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

Loss from continuing operations

Loss from continuing operations was $230,628 loss for the three months ended March 31, 2020, compared to $92,879 for the three months ended March 31, 2019. The $137,749 or 148.3% increase in loss from continuing operations was mainly due to increased G&A expense as described above.

Loss from operations of discontinued entities

Loss from operations of discontinued entities was $2,807 for the three months ended March 31, 2019, which was the operations from Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange, the Company sold these entities on September 30, 2019.

Net loss

We had a net loss of $230,628 for the three months ended March 31, 2020, compared to $95,686 for the three months ended March 31, 2019, an increase of net loss by $134,942 or 141%. The increase in our net loss mainly resulted from increased G&A expense and decreased sales as described above.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and equivalents of $0.35 million. Working capital was $0.39 million at March 31, 2020. The ratio of current assets to current liabilities was 1.15:1 at March 31, 2020.

The following is a summary of cash provided by or used in each of the indicated types of activities during three months ended March 31, 2020 and 2019:

	2020	2019
Cash provided by (used in):
Operating activities	$274,672	$76,628
Investing activities	-	-
Financing activities	$(78,758)	$(21,485)

Net cash provided by operating activities was $274,672 for the three months ended March 31, 2020, compared to $76,628 for the three months ended March 31, 2019. The increase of cash inflow from operating activities for 2020 was principally attributable to increased cash inflow from inventory by $252,973, and increased cash inflow from accounts receivable by $286,378, which was partly offset by increased net loss by $134,942, decreased cash inflow of unearned revenue by $162,178 and decreased cash inflow from advances to suppliers by $62,090.

Net cash used in financing activities was $78,758 for the three months ended March 31, 2020, compared to $21,485 net cash used in financing activities for the three months ended March 31, 2019. The net cash used in financing activities in 2020 consisted of increase in due from Qinghai Mining of $191,744 and increase in due to other related parties of $112,986. The net cash used in financing activities in 2019 consisted of decrease in due from Qinghai Mining of $3,975,343 and decrease in due to other related parties of $3,996,828.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2019, as amended, which could materially affect our business.

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

LITHIUM & BORON TECHNOLOGY, INC.
(Registrant)

Date: June 19, 2020	By:	/s/ Jimin Zhang
Mr. Jimin Zhang Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)