Form 10-Q
period 2020-06-30
Lithium & Boron Technology, Inc.
filed 2020-08-13
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

LITHIUM & BORON TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 13, 2020 there were 185,986,370 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2020 (UNAUDITED)	DECEMBER 31, 2019
ASSETS

CURRENT ASSETS
Cash and equivalents	$1,149,639	$160,024
Accounts receivable	258,574	577,387
Notes receivable	255,704	79,478
Other receivables	2,863	354
Advances to suppliers, net	91,409	7,490
Due from related parties	1,182,291	554,527
Inventories	847,623	1,802,647

Total current assets	3,788,103	3,181,907

NONCURRENT ASSETS
Long-term prepaid expense	15,397	-
Property and equipment, net	1,517,966	1,403,681
Construction in progress	1,614,229	1,635,912

Total noncurrent assets	3,147,592	3,039,593

TOTAL ASSETS	$6,935,695	$6,221,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$295,077	$332,706
Unearned revenue	139,512	117,188
Accrued liabilities and other payables	1,325,826	1,095,698
Taxes payable	303,901	295,255
Due to related parties	933,375	678,533

Total current liabilities	2,997,691	2,519,380

DEFERRED INCOME	1,247,828	1,360,626

TOTAL LIABILITIES	4,245,519	3,880,006

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 500,000,000 shares authorized, 185,968,370 shares issued and outstanding	185,968	185,968
Paid-in capital deficiency	(6,666,351)	(6,666,351)
Statutory reserve	135,676	71,252
Accumulated other comprehensive loss	(131,562)	(14,600)
Retained earnings	8,462,907	8,765,225

TOTAL COMPANY STOCKHOLDERS' EQUITY	1,986,638	2,341,494

Noncontrolling interest	703,538	-

TOTAL EQUITY	2,690,176	2,341,494

TOTAL LIABILITIES AND EQUITY	$6,935,695	$6,221,500

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2020	2019	2020	2019

Sales	$3,228,330	$3,113,200	$2,217,832	$1,785,828
Sales - related party	101,560	95,555	101,560	37,176

Total sales	3,329,890	3,208,755	2,319,392	1,823,004

Cost of sales	2,904,535	2,700,173	1,973,791	1,476,114

Gross profit	425,355	508,582	345,601	346,890

Operating expenses
Selling	85,549	222,214	29,344	121,812
General and administrative	613,995	484,357	326,993	281,884

Total operating expenses	699,544	706,571	356,337	403,696

Loss from operations	(274,189)	(197,989)	(10,736)	(56,806)

Non-operating income
Financial income (expense)	443	201	410	(1,043)
Other income	13,405	-	27,754	-
Subsidy income	95,635	93,647	48,494	46,587

Total non-operating income, net	109,483	93,848	76,658	45,544

Income (loss) before income tax	(164,706)	(104,141)	65,922	(11,262)

Income tax expense	25,933	32,522	25,933	32,522

Income (loss) from continuing operations	(190,639)	(136,663)	39,989	(43,784)

Income (loss) from operations of discontinued entities, net of tax	-	(2,613)	-	194

Income (loss) before noncontrolling interest	(190,639)	(139,276)	39,989	(43,590)

Less: loss attributable to noncontrolling interest from continuing operations	(2,745)	-	(2,745)	-

Net income (loss) to the Company	(187,894)	(139,276)	42,734	(43,590)

Other comprehensive item
Foreign currency translation gain attributable to discontinued operations	-	6,735	-	83,880
Foreign currency translation loss attributable to the Company	(116,962)	(9,619)	(57,766)	(41,890)
Foreign currency translation gain attributable to noncontrolling interest	1,542	-	1,542	-

Comprehensive loss attributable to the Company	$(304,856)	$(142,160)	$(15,032)	$(1,600)

Comprehensive loss attributable to noncontrolling interest	$(1,203)	$-	$(1,203)	$-

Basic and diluted weighted average shares outstanding	185,968,370	185,968,370	185,968,370	185,968,370

Basic and diluted income (loss) per share from continuing operations	$(0.00)	$(0.00)	$0.00	$(0.00)

Basic and diluted income (loss) per share from discontinued operations	$-	$(0.00)	$-	$0.00

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)	$0.00	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(190,639)	$(139,276)
Adjustments to reconcile loss including noncontrolling interest to net cash provided by operating activities:
Depreciation	151,543	159,145
Provision for bad debts	-	4,505
Changes in deferred income	(93,573)	(93,647)
(Increase) decrease in assets and liabilities:
Accounts receivable	133,902	1,684
Other receivables	(2,526)	10,366
Advances to suppliers	(84,597)	51,601
Inventories	935,004	35,291
Construction in progress	(2,202)	-
Prepaid expense	(15,501)	-
Accounts payable	(32,999)	(21,538)
Unearned revenue	24,196	49,058
Accrued liabilities and other payables	123,115	76,132
Taxes payable	13,042	48,763

Net cash provided by operating activities	958,765	182,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(287,221)	-

Net cash used in investing activities	(287,221)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from noncontrolling interest	711,044	-
Changes in due from related parties	(640,158)	3,224,026
Changes in due to related parties	256,233	(3,346,812)

Net cash provided by (used in) financing activities	327,119	(122,786)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(9,048)	(1,082)

NET INCREASE IN CASH AND EQUIVALENTS	989,615	58,216

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	160,024	163,145

CASH AND EQUIVALENTS, END OF PERIOD	$1,149,639	$221,361

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Common Stock
	Shares	Amount	Paid-in capital (deficiency)	Statutory reserves	Accumulated other comprehensive loss	Retained earnings	Total	Noncontrolling interest
Balance at January 1, 2020	185,968,370	$185,968	$(6,666,351)	$71,252	$(14,600)	$8,765,225	$2,341,494	$-

Net loss	-	-	-	-	-	(230,628)	(230,628)	-

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Foreign currency translation loss	-	-	-	-	(59,196)	-	(59,196)	-

Balance at March 31, 2020	185,968,370	185,968	(6,666,351)	71,252	(73,796)	8,509,597	2,026,670	-

Net loss	-	-	-	-	-	42,734	42,734	(2,745)

Capital contribution	-	-	-	-	-	-	-	704,741

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Statutory reserve	-	-	-	64,424	-	(64,424)	-	-

Foreign currency translation loss	-	-	-	-	(57,766)	-	(57,766)	1,542

Balance at June 30, 2020	185,968,370	$185,968	$(6,666,351)	$135,676	$(131,562)	$8,462,907	$1,986,638	$703,538

	Common Stock
	Shares	Amount	Paid-in capital (deficiency)	Statutory reserves	Accumulated other comprehensive loss	Retained earnings	Total
Balance at January 1, 2019	185,968,370	$185,968	$(7,645,727)	$780,682	$(11,951)	$1,828,717	$(4,862,311)

Net loss	-	-	-	-	-	(95,686)	(95,686)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)

Foreign currency translation loss	-	-	-	-	(44,874)	-	(44,874)

Balance at March 31, 2019	185,968,370	185,968	(7,645,727)	780,682	(56,825)	1,708,031	(5,027,871)

Net loss	-	-	-	-	-	(43,590)	(43,590)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)

Foreign currency translation loss	-	-	-	-	41,990	-	41,990

Balance at June 30, 2019	185,968,370	$185,968	$(7,645,727)	$780,682	$(14,835)	$1,639,441	$(5,054,471)

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Lithium & Boron Technology, Inc., (the “Company” or “Lithium Tech”), formerly known as SmartHeat, Inc. (“SmartHeat”), was incorporated August 4, 2006, in the State of Nevada. The Company currently produces boric acid in the People Republic of China (“PRC”) and plans to expand its manufacturing facilities through a joint venture to produce up to 30,000 tonnes of lithium carbonate for the electric vehicle battery market in China, subject to funding.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020.  The Company had less production in the first quarter of 2020; the Company’s factory was reopened one month later than originally planned, and it did not resume the production one week after the factory reopened due to the shortage of master liquid pool resulting from the longer period of shutdown of the machine.  The cost of coal increased during the first quarter of 2020 due to the overall lockdown in China. The Company’s sales also decreased for the first quarter of 2020 due to logistics restrictions put into place to curb travel. To facilitate the sales, the Company reduced the selling price by RMB 50 ($7) per tonne to certain customers.  The availability of transportation vehicles has increased to meet the market’s shipping needs since April 2020.  In addition, the Company was able to procure sulfuric acid, a major raw material, from a local supplier at lower prices than usual due to excess supplies on the market.  The Company’s production and sales has been gradually increasing since April 2020.

On March 27, 2020 (PRC time), Qinghai Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (Xi’an Jinzang) to produce up to 30,000 tonnes of battery grade lithium carbonate annually, subject to funding. On April 15, 2020, the parties formed a joint venture (“JV”) company Qinghai Zhonglixinmo Technology Co., Ltd (Qinghai Zhongli or JV) to process brine supplied by Qinghai Technology. Qinghai Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. The JV cooperation agreement calls for a capital contribution of RMB 140 million ($19,746,000), which shall be paid in three phases according to the project construction progress: RMB 36 million ($5,077,000) to be paid within 10 days from the date of registration and establishment of the JV, RMB 72 million ($10,155,000) to be paid before July 31, 2020, and RMB 32 million ($4,513,000) to be paid before October 31,2020. All shareholders are required to pay the capital in accordance with their respective shareholding ratio. Each party made an initial capital contribution of RMB 5 million ($0.71 million) in April 2020 and as of this report date. The capital contribution amount and timing of making the capital contribution can be adjusted anytime upon both parties’ mutual consent. The Company promises and guarantees that, during the existence of the project company, it will provide the JV with lithium bearing brine resources for free. During the construction and operation of the project, all parties agree to actively raise construction funds by means of bank loans, self-owned funds, etc. if the funds are not raised in time, the term of paid in capital can be extended accordingly upon consensus of all parties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had net loss of $187,894 and $139,276 for the six months ended June 30, 2020 and 2019, respectively; the Company had net income of $42,734 and net loss of $43,590 for the three months ended June 30, 2020 and 2019, respectively, which raise substantial doubt about the Company’s ability to continue as a going concern.

In addition to current boric acid production business, the Company plans to produce lithium carbonate for the electric vehicle battery through a recently established JV from brine that is provided by Qinghai Technology for free. The cost for the brine is immaterial as it was mainly pumped out from the nearby Salt Lake. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements (“CFS”) do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The interim consolidated financial information as of June 30, 2020 and for the six and three-month periods ended June 30, 2020 and 2019 were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2020, its consolidated results of operations for the six and three months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30,2020, as applicable, were made.

Principles of Consolidation

For the six and three months ended June 30, 2020, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Qinghai Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” For the six and three months ended June 30, 2019, the accompanying CFS include the accounts of the Company’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

Cash and Equivalents

Cash include cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowance of $0 at June 30, 2020 and December 31, 2019.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material, tools and equipment for production. The advances are interest-free and unsecured. As of June 30, 2020, and December 31, 2019, the Company had gross advance to suppliers of $93,940 and $7,490, respectively, and the Company had allowance for advances to suppliers of $2,531 and $0, respectively. In addition, as of June 30, 2020, advances to suppliers also included a prepayment of $28,250 to a third party company for purchasing the equipment and a land use right; total purchase price is $155,378, the remaining $127,128 will be paid within three days after the completion of the land certificate and related deed, or the prepayment will be returned to the Company it failure to obtain the land use certificate and related deed.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”) of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2020 and December 31, 2019, there was no significant impairments of its long-lived assets.

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

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative (“G&A”) expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the six and three months ended June 30, 2020 and 2019 were immaterial.

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

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  At June 30, 2020 and December 31, 2019, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Noncontrolling Interests

The Company follows FASB ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to NCIs even when such allocation might result in a deficit balance.

The net income (loss) attributed to NCIs was separately designated in the accompanying statements of operations and comprehensive income (loss). Losses attributable to NCIs in a subsidiary may exceed an NCI’s interests in the subsidiary’s equity. The excess attributable to NCIs is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance.

On April 15, 2020, Qinghai Technology and Xi’an Jinzang formed a JV company Qinghai Zhongli to process brine supplied by Qinghai Technology. Qinghai Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. During the six and three months ended June 30, 2020, the Company had loss of $2,745 attributable to the noncontrolling interest.

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

As of June 30, 2020 and December 31, 2019, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

3. INVENTORIES, NET

Inventories at June 30, 2020 and December 31, 2019, respectively, were as follows:

	2020	2019
Raw materials	$246,242	$311,049
Finished goods	601,381	1,491,598
Total	$847,623	$1,802,647

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payment. These bank acceptances were issued by customers to the Company and would be honored by the applicable bank. The Company may hold a bank acceptance until the maturity for full payment, or have the bank acceptance cashed out by the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for their own obligations. As of June 30, 2020 and December 31, 2019, the Company had notes receivable of $255,704 and $79,478, respectively; and at June 30, 2020, the Company had $0.90 million notes receivable that were endorsed to its vendors, in lieu of payment. The Company was contingently liable for these notes receivable until paid.

5. OTHER RECEIVABLES

Other receivables consisted of the following at June 30, 2020 and December 31, 2019:

	2020	2019
VAT tax receivable	$2,509	$-
Other receivable – sale of discontinued operations	354	354
Total	$2,863	$354

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2020 and December 31, 2019, respectively:

	2020	2019
Structures and improvements	$443,568	$450,136
Production equipment	2,636,087	2,451,859
Vehicle	65,286	-
Equipment	245,064	248,692
Total	3,390,005	3,150,687
Less: accumulated depreciation	(1,872,039)	(1,747,006)
Property and equipment, net	$1,517,966	$1,403,681

Depreciation for the six months ended June 30, 2020 and 2019 was $151,543 and $159,145, respectively.

Depreciation for the three months ended June 30, 2020 and 2019 was $75,197 and $79,170, respectively.

7. CONSTRUCTION IN PROGRESS (“CIP”)

As of June 30, 2020 and December 31, 2019, the Company had CIP of $1,614,229 and $1,635,912, respectively. The CIP was mainly for Test and Experimental Plant I, which has no production currently; in 2019, due to the existing coal-supported boiler in Plant I not meet the environment protection standard, and the delay of the government’s installing and connecting a natural gas pipeline to implement a Coal-to-Gas conversion project resulting from various factors including the Coronavirus outbreak, the Company plans to sell the Test and Experimental Plant I to Qinghai Mining at cost in the third quarter of 2020.

8. TAXES PAYABLE

Taxes payable consisted of the following June 30, 2020 and December 31, 2019, respectively:

	2020	2019
Other	$34,665	$29,350
VAT	269,236	265,905
Taxes payable	$303,901	$295,255

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2020 and December 31, 2019, respectively:

	2020	2019
Advances from third parties	$7,507	$1,049
Other	524,248	534,275
Accrued expenses	794,071	560,374
Total accrued liabilities and other payables	$1,325,826	$1,095,698

Advances from third parties were short term, non-interest-bearing and due on demand.

As of June 30, 2020 and December 31, 2019, other mainly consisted of 1) dividend payable to Northtech of $450,000 and $400,000, respectively; and 2) payables for professional fees and other miscellaneous expenses of $74,248 and $134,275, respectively.

As of June 30, 2020, accrued expenses mainly consisted of accrued salary $794,071 for Qinghai Technology including $720,000 accrued salary for three senior officers. As of December 31, 2019, accrued expenses mainly consisted of accrued payroll expense of $560,374 for Qinghai Technology including $480,000 accrued salary for three senior officers.

10. RELATED PARTY TRANSACTIONS

Qinghai Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Qinghai Technology sometimes received no-interest short-term advances from Qinghai Mining for daily operational needs. As of June 30, 2020 and December 31, 2019, due from Qinghai Mining (representing the net amount of intercompany transactions between Qinghai Technology and Qinghai Mining) was $1.18 million and $0.55 million, respectively. Qinghai Technology purchased $594,526 and $619,984 boron ore from Qinghai Mining during the six months ended June 30, 2020 and 2019, respectively. Qinghai Technology purchased $480,998 and $427,414 boron ore from Qinghai Mining during the three months ended June 30, 2020 and 2019, respectively.

On July 1, 2019, Qinghai Technology and Qinghai Mining entered a boron ore purchase contract for one year. Qinghai Mining is to supply Qinghai Technology boron ore based on Qinghai Technology’s monthly production plan at a price of RMB 62 ($8.77) per tonne. The price is adjustable in the future if there is a significant fluctuation of the market price for the boron ore. In the fourth quarter of 2019, this price was adjusted to RMB 70.46 ($10.21) per tonne. In the first quarter of 2020, Qinghai Technology and Qinghai Mining entered a new purchase contract, the price for boron ore was adjusted to RMB 77.5 ($11.10) per tonne, and the price for slag was RMB 30 ($4.23) per tonne. This purchase contract will be in effect until a replacement contact with new purchase price is entered.

Qinghai Technology used equipment for production that belongs to Qinghai Province DaChaiDan ZhongTian Resources Development Co., Ltd (“Zhongtian Resources”, and is owned by the Chairman and his brother who are also two major shareholders of the Company). The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the six months ended June 30, 2020 and 2019 was $12,620 and $17,599, respectively. The depreciation of these fixed assets for the three months ended June 30, 2020 and 2019 was $6,357 and $8,615, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Qinghai Technology was $60,945 and $49,125 at June 30, 2020 and December 31, 2019, respectively.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”), 90% owned by the son of the Company’s major shareholder (also the Chairman of the Company). For the six months ended June 30, 2020 and 2019, the Company’s sales to Dingjia was $101,560 and $95,555, respectively. For the three months ended June 30, 2020 and 2019, the Company’s sales to Dingjia was $101,560 and $37,176, respectively. At June 30, 2020 and December 31, 2019, outstanding receivables from (payable to) Dingjia was $(0.02) million and $(0.06) million, respectively.

In addition, at June 30, 2020 and December 31, 2019, the Company had $851,091 and $573,264 due to another major shareholder of the Company (also the Company’s CEO), resulting from certain Company operating expenses of the US parent company such as legal and audit fees that were paid by this major shareholder on behalf of the Company. This short term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of June 30, 2020 and December 31, 2019, respectively:

		2020	2019
	Related party name
Due from	Qinghai Mining	$2,375,544	$1,173,881
Due to	Qinghai Mining	(1,193,253)	(619,354)
Due from, net		$1,182,291	$554,527

Due to	Dingjia	$21,339	$56,144
Due to	Zhongtian Resources	60,945	49,125
Due to	A major shareholder	851,091	573,264
Due to, total		$933,375	$678,533

11. DEFERRED INCOME

Deferred income consisted mainly of the government subsidy to the Company’s special projects.

The detail of deferred income for the Company’s special projects at June 30, 2020 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$310,756	8/1/2013	10	$214,940	$95,817
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	70,626	5/1/2015	10	36,490	34,136
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,412,529	1/1/2018	10	353,132	1,059,397
Project of high value utilization of magnesium-rich waste liquid	64,977	7/9/2019	10	6,498	58,478
Total	$1,858,888			$611,060	$1,247,828

The detail of deferred income for the Company’s special projects at December 31, 2019 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$315,358	8/1/2013	10	$202,355	$113,003
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	71,672	5/1/2015	10	33,447	38,225
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,433,445	1/1/2018	10	286,689	1,146,756
Project of high value utilization of magnesium-rich waste liquid	65,939	7/9/2019	10	3,297	62,642
Total	$1,886,414			$525,788	$1,360,626

12. SUBSIDY INCOME

Subsidy income consisted of amortization of deferred income for declared special projects and government’s general incentive fund (recorded as income upon receipt) for the six and three months ended June 30, 2020 and 2019, respectively:

	Six Months Ended June 30,
	2020	2019
Technology upgrade for using lean ore to produce magnesium sulfate	$15,643	$16,222
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	3,555	3,687
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	71,105	73,738
Project of high value utilization of magnesium-rich waste liquid	3,271	-
Subsidy for resuming work	2,061	-
Total	$95,635	$93,647

	Three Months Ended June 30,
	2020	2019
Technology upgrade for using lean ore to produce magnesium sulfate	$7,762	$8,070
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	1,764	1,834
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	35,283	36,683
Project of high value utilization of magnesium-rich waste liquid	1,624	-
Subsidy for resuming work	2,061	-
Total	$48,494	$46,587

13. DEFERRED TAX ASSETS

As of June 30, 2020 and December 31, 2019, respectively, deferred tax assets consisted of the following:

	2020	2019
Deferred tax asset –NOL of US parent company	$1,021,364	$941,203
Less: valuation allowance	(1,021,364)	(941,203)
Deferred tax assets, net	$-	$-

The Company recorded a 100% valuation allowance for all deferred tax assets due to the uncertainty of its realization.

14. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

The H.R. 1 (the “Tax Reform”), effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in changes to existing U.S. tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018 for the U.S. entity of the Company.

The US parent company, was incorporated in the US and has net operating losses (“NOL”) for income tax purposes, under the 2018 Tax Reform, the NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. The U.S. parent Company has NOL carry forwards for income taxes of approximately $1,021,000 at June 30, 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The recently issued Coronavirus Aid, Relief and Economic Security Act (the CARES Act or the Act), provides four relief provisions for corporate taxpayers as follows:

1.

Five-year NOL carryback provision: the Act allows for the carryback of losses arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to each of the five taxable years preceding the taxable year of the loss.

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

Mid-Heaven BVI is a BVI company, and there is no income tax for companies domiciled in the BVI. Sincerity and Salt-Lake are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate tax adjustments. Mid-Heaven BVI, Sincerity and Salt-Lake do not have any operations, and are not expected to have any operations in the future. Qinghai Technology and Qinghai Zhongli enjoys 15% preferential PRC income tax rate.

The following is a reconciliation of the difference between the actual provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes for the six months ended June 30, 2020 and 2019, respectively:

	2020	2019
Tax benefit at U.S. federal statutory rates	$(34,588)	$(21,869)
Foreign income taxed at different rates	8,681	3,876
Tax holiday in PRC	(21,701)	(21,681)
Utilization of NOL	-	(154)
Valuation allowance	73,541	72,350
Tax expense per financial statements	$25,933	$32,522

The income tax expense for the six months ended June 30, 2020 and 2019, respectively, consisted of the following:

	2020	2019
Income tax expense – current	$25,933	$32,522
Income tax benefit – deferred	-	-
Total income tax benefit, net	$25,933	$32,522

The following is a reconciliation of the difference between the actual provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes for the three months ended June 30, 2020 and 2019, respectively:

	2020	2019
Tax benefit at U.S. federal statutory rates	$13,844	$(2,364)
Foreign income taxed at different rates	11,858	3,726
Tax holiday in PRC	(29,644)	(24,243)
Utilization of NOL	-	7,920
Valuation allowance	29,875	47,483
Tax expense per financial statements	$25,933	$32,522

The income tax expense for the three months ended June 30, 2020 and 2019, respectively, consisted of the following:

	2019	2018
Income tax expense – current	$25,933	$32,522
Income tax benefit – deferred	-	-
Total income tax benefit, net	$25,933	$32,522

15. MAJOR CUSTOMERS AND VENDORS

For the six months ended June 30, 2020, four customers accounted for 15%, 12%, 12% and 10% of Company’s total sales. For the three months ended June 30, 2020, three customers accounted for 15%, 15% and 11% of Company’s total sales. Accounts receivable from those major customers was $240,352 and $243,975 as of June 30, 2020 and December 31, 2019, respectively. Two customers accounted for 17% and 15%, respectively, of the Company’s sales for the six months ended June 30, 2019. Two customers accounted for 15% and 13%, respectively, of the Company’s sales for the three months ended June 30, 2019.

Qinghai Technology purchased $594,526 and $619,984 boron ore (the main raw material) from Qinghai Mining during the six months ended June 30, 2020 and 2019, respectively. Qinghai Technology purchased $480,998 and $427,414 boron ore (the main raw material) from Qinghai Mining during the three months ended June 30, 2020 and 2019, respectively.

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

According to Administrative Measures for the Collection and Utilization of Enterprise Work Safety Funds issued by the PRC Ministry of Finance and the State Administration of Work Safety, for the companies with dangerous goods production or storage, the company is required to make a special reverse for the use of enhancing and improving its safe production conditions. Under PRC GAAP, the reserve is recorded as cost of sales; however, under US GAAP, since the expense has not been incurred and the Company already recorded cost of sales for safety related expenses when incurred, this special reserve was recorded as an appropriation of its after-tax income. At June 30, 2020, the Company had $49,729 production safety related reserve, which was included in $135,676 statutory reserve inn the balance sheet,. The reserve is calculated at regressive rates levied on revenue in excess of specific amounts as follows:

Annual revenue amount	Reserve ratio
Less than RMB 10 million ($1.41 million)	4.0% of annual revenue
Over RMB 10 million ($1.41 million), but less than RMB 100 million ($14.13 million)	2.0% of annual revenue
Over RMB 100 million ($14.13 million), but less than RMB 1 billion ($141.25 million)	0.5% of annual revenue
Over RMB 1 billion ($141.25 million)	0.2% of annual revenue

17. COMMITMENTS

Capital Contribution

Both Sincerity and Salt-Lake were incorporated in China in 2018 with registered capital of $1.00 million and $0.88 million, respectively, they have 10 years from the incorporation date to fulfill the registered capital requirement. Under PRC company law, registered capital must be used in the operations of the domestic company within its approved business scope.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company currently produces boric acid in the PRC and plans to expand its manufacturing facilities through a JV to produce up to 30,000 tonnes of lithium carbonate for the electric vehicle battery market in China, subject to funding. We formerly sold plate heat exchangers and heat pumps and sold those operations on September 30, 2019.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020.  The Company had less production in the first quarter of 2020; the Company’s factory was reopened one month later than originally planned, and it did not resume the production one week after the factory reopened due to the shortage of master liquid pool resulting from the longer period of shutdown of the machine.  The cost of our coal increased during the first quarter of 2020 due to the overall lockdown in China. The Company’s sales also decreased for the first quarter of 2020 due to logistics restrictions put into place to curb travel. To facilitate sales, the Company reduced the selling price by RMB 50 ($7) per ton to certain customers.    The number of transportation vehicles has increased to meet the market’s shipping needs since April 2020.  In addition, the Company was able to procure sulfuric acid, a major raw material, from a local supplier at lower prices than usual due to excess supplies on the market.  The Company’s production and sales has been gradually increasing since April 2020.

On March 27, 2020 (PRC time), Qinghai Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (Xi’an Jinzang) to produce up to 30,000 tonnes of battery grade lithium carbonate annually, subject to funding. On April 15, 2020, the parties formed a JV company Qinghai Zhonglixinmo Technology Co., Ltd (Qinghai Zhongli or JV) to process brine supplied by Qinghai Technology. Qinghai Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. The JV cooperation agreement calls for a capital contribution of RMB 140 million ($19,746,000), which shall be paid in three phases according to the project construction progress: RMB 36 million ($5,077,000) to be paid within 10 days from the date of registration and establishment of the JV, RMB 72 million ($10,155,000) to be paid before July 31, 2020, and RMB 32 million ($4,513,000) to be paid before October 31,2020. All shareholders shall pay the capital in accordance with their respective shareholding ratio. The capital contribution amount and timing of making the capital contribution can be adjusted upon both parties’ mutual consent. Each party made an initial capital contribution of RMB 5 million ($0.71 million) in April 2020 and as of this report date. The Company promises and guarantees that, during the existence of the project company, it will provide the JV with lithium bearing brine resources for free. During the construction and operation of the project, all parties agree to actively raise construction funds by means of bank loans, self-owned funds, etc. if the funds are not raised in time, the term of paid in capital can be extended accordingly upon consensus of all parties.

Related Party Transactions

Qinghai Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Qinghai Technology sometimes received no-interest short-term advances from Qinghai Mining for daily operational needs. As of June 30, 2020 and December 31, 2019, due from Qinghai Mining (was the net amount of intercompany transactions between Qinghai Technology and Qinghai Mining due to carve out) was $1.18 million and $0.55 million, respectively. Qinghai Technology purchased $594,526 and $619,984 boron ore from Qinghai Mining during the six months ended June 30, 2020 and 2019, respectively. Qinghai Technology purchased $480,998 and $427,414 boron ore from Qinghai Mining during the three months ended June 30, 2020 and 2019, respectively.

On July 1, 2019, Qinghai Technology and Qinghai Mining entered a boron ore purchase contract for a term of one year. Qinghai Mining is to supply Qinghai Technology boron ore based on Qinghai Technology’s monthly production plan at a price of RMB 62 ($8.77) per tonne. The price is adjustable in the future if there is a significant fluctuation of the market price for the boron ore. In the fourth quarter of 2019, this price was adjusted to RMB 70.46 ($10.21) per tonne. In the first quarter of 2020, Qinghai Technology and Qinghai Mining entered a new purchase contract, the price for boron ore was adjusted to RMB 77.5 ($11.10) per tonne, and the price for slag was RMB 30 ($4.23) per tonne. This purchase contract will be in effect until a replacement contact with new purchase price is entered.

Qinghai Technology used equipment that belongs to Qinghai Province DaChaiDan ZhongTian Resources Development Co., Ltd (“Zhongtian Resources”, and is owned by the Chairman and his brother who ae also two major shareholders of the Company) for production. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the six months ended June 30, 2020 and 2019 was $12,620 and $17,599, respectively. The depreciation of these fixed assets for the three months ended June 30, 2020 and 2019 was $6,357 and $8,615, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Qinghai Technology was $60,945 and $49,125 at June 30, 2020 and December 31, 2019, respectively.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”), 90% owned by the son of the Company’s major shareholder (also the Chairman of the Company). For the six months ended June 30, 2020 and 2019, the Company’s sales to Dingjia was $101,560 and $95,555, respectively. For the three months ended June 30, 2020 and 2019, the Company’s sales to Dingjia was $101,560 and $37,176, respectively. At June 30, 2020 and December 31, 2019, outstanding payable to Dingjia was $0.02 million and $0.06 million, respectively.

In addition, at June 30, 2020 and December 31, 2019, the Company had $851,091 and $573,263 due to another major shareholder of the Company (also the Company’s CEO), resulting from the certain of the Company’s operating expenses such as legal and audit fees that were paid by this major shareholder on behalf of the Company. This short term advance bore no interest, and payable upon demand.

The following table summarized the due from (to) related parties as of June 30, 2020 and December 31, 2019, respectively:

		2020	2019
	Related party name
Due from	Qinghai Mining	$2,375,544	$1,173,881
Due to	Qinghai Mining	(1,193,253)	(619,354)
Due from, net		$1,182,291	$554,527

Due to	Dingjia	$21,339	$56,144
Due to	Zhongtian Resources	60,945	49,125
Due to	A major shareholder	851,091	573,264
Due to, total		$933,375	$678,533

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had net loss of $187,894 and $139,276 for the six months ended June 30, 2020 and 2019, respectively, the Company had net income of $42,734 and net loss of $43,590 for the three months ended June 30, 2020 and 2019, respectively, which raise substantial doubt about the Company’s ability to continue as a going concern.

In addition to current boric acid production business, the Company plans to produce lithium carbonate for the electric vehicle battery through a recently established JV from brine that is provided by Qinghai Technology for free. The cost for the brine is immaterial as it was mainly pumped out from the nearby Salt Lake. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Significant Accounting Policies

While our significant accounting policies are more fully described in Note 2 to our CFS, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

Our CFS are prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP.

Principles of Consolidation

For the six and three months ended June 30, 2020, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Qinghai Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” For the six and three months ended June 30, 2019, the accompanying CFS include the accounts of the Company’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, we had bad debt allowance for accounts receivable of $0 at June 30, 2020 and December 31,2019.

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

Noncontrolling Interests

The Company follows FASB ASC Topic 810, “Consolidation,”  governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to NCIs even when such allocation might result in a deficit balance.

The net income (loss) attributed to NCIs was separately designated in the accompanying statements of operation and comprehensive income (loss). Losses attributable to NCIs in a subsidiary may exceed an NCI’s interests in the subsidiary’s equity. The excess attributable to NCIs is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance.

On April 15, 2020, Qinghai Technology and Xi’an Jinzang formed a joint venture company Qinghai Zhongli to process brine supplied by Qinghai Technology. Qinghai Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. During the six and three months ended June 30, 2020, the Company had loss of $2,745 that were attributable to the noncontrolling interest.

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

Effective January 1, 2020, the Company adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

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

Results of Operations

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2020	% of Sales	2019	% of Sales
Sales	$3,329,890		$3,208,755
Cost of sales	2,904,535	87.2%	2,700,173	84.2%
Gross profit	425,355	12.8%	508,582	15.8%
Selling expenses	85,549	2.6%	222,214	6.9%
General and administrative expenses	613,995	18.4%	484,357	15.1%
Total operating expenses	699,544	21.0%	706,571	22.0%
Loss from operations	(274,189)	(8.2)%	(197,989)	(6.2)%
Other income	109,483	3.3%	93,848	2.9%
Loss before income taxes	(164,706)	(4.9)%	(104,141)	(3.3)%
Income tax expense	25,933	0.8%	32,522	1.0%
Loss from continuing operations	(190,639)	(5.7)%	(136,663)	(4.3)%
Loss from operations of discontinued entities, net of tax	-	-%	(2,613)	(0.1)%
Loss before noncontrolling interest	(190,639)	(5.7)%	(139,276)	(4.4)%
Less: loss attributable to noncontrolling interest from continuing operation	(2,745)	(0.1)%	-	-%
Net loss	$(187,894)	(5.6)%	$(139,276)	(4.4)%

Sales

Sales for the six months ended June 30, 2020 and 2019 was $3,329,890 and $3,208,755, respectively, an increase of $121,135 or 3.8%. For the six months ended June 30, 2020 and 2019, the Company’s sales to Dingjia, a related party company 90% owned by the son of the major shareholder of the Company (also the Chairman of the Company), was $101,560 and $95,555, respectively. Due to the outbreak of COVID19 and related logistic restriction, our sales was decreased during the first quarter of 2020; to facilitate sales, we reduced our selling price by RMB 50 ($7) per ton to certain customers, and we developed new customers during the second quarter of 2020, which mitigated the decreased sales from the first quarter, and resulted an overall increased sales by 3.8% compared to the six months ended June 30, 2019.

Cost of sales

Cost of sales (“COS”) for the six months ended June 30, 2020 and 2019 was $2,904,535 and $2,700,173, respectively, a increase of $204,362 or 7.6%. The increase was mainly due to increased sales. The COS as a percentage of sales was 87.2% for the six months ended June 30, 2020 compared with 84.2% for 2019. The increase in COS as a percentage of sales was mainly due to increased average cost of production. Due to COVID19 outbreak, our factory was reopened one month later than originally planned, and we did not resume the production one week after the factory reopened due to the drought of master liquid pool resulting from the longer period of shutdown of the machine, we spent additional days and had extra acid and mineral consumption to cultivate the concentration level of master liquid pool. In addition, the coal purchase cost increased by 20% during the six months ended June 30, 2020 compared to the comparable period of 2019.

Gross profit

The gross profit for the six months ended June 30, 2020 and 2019 was $425,355 and $508,582, respectively, a decrease of $83,227 or 16.4%. The profit margin was 12.8% for the six months ended June 30, 2020 compared to 15.8% for the six months ended June 30, 2019, the decrease in profit margin was mainly due to decreased sales price per ton and increase production cost per ton.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $85,549 for the six months ended June 30, 2020, compared to $222,214 for the six months ended June 30, 2019, a decrease of $136,665 or 61.5%, mainly resulting from decreased freight out expense of $47,144 and decreased salespersons’ salaries of $61,568.

General and administrative expenses consist mainly of salary, R&D, office, welfare, business meeting, maintenance, and utilities. General and administrative expenses were $613,995 for the six months ended June 30, 2020, compared to $484,357 for the six months ended June 30 2019, an increase of $129,638 or 26.8%, mainly resulting from increased officer salary of $240,000,which was partly offset by decreased professional fee of $78,000 and other G&A expenses of $30,000.

Other income

Other income was $109,483 for the six months ended June 30, 2020, compared to $93,848 for the six months ended June 30, 2019, an increase of $15,635 or 16.7%. For the six months ended June 30, 2020, other income mainly consisted of subsidy income of $95,635 and other income of $13,405. For the six months ended June 30, 2019, other income mainly consisted of subsidy income of $93,647.

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

Loss from continuing operations

Loss from continuing operations was $190,639 loss for the six months ended June 30, 2020, compared to $136,663 for the six months ended June 30, 2019. The $53,976 or 39.5% increase in loss from continuing operations was mainly due to increased cost of sales by $204,362 despite we have increased sales by $115,130 and decreased operating expenses by $7,027.

Loss from operations of discontinued entities

Loss from operations of discontinued entities was $2,613 for the six months ended June 30, 2019, which was the operations from Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange, the Company sold these entities on September 30, 2019.

Net loss

We had a net loss of $187,894 for the six months ended June 30, 2020, compared to $139,276 for the six months ended June 30, 2019, an increase of net loss by $48,618 or 34.9%. The increase in our net loss mainly resulted from the reasons described above.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2020	% of Sales	2019	% of Sales
Sales	$2,319,392		$1,823,004
Cost of sales	1,973,791	85.1%	1,476,114	81.0%
Gross profit	345,601	14.9%	346,890	19.0%
Selling expenses	29,344	1.3%	121,812	6.7%
General and administrative expenses	326,993	14.1%	281,884	15.4%
Total operating expenses	356,337	15.4%	403,696	22.1%
Loss from operations	(10,736)	(0.5)%	(56,806)	(3.1)%
Other income	76,658	3.3%	45,544	2.5%
Income (loss) before income taxes	65,922	2.8%	(11,262)	(0.6)%
Income tax expense	25,933	1.1%	32,522	1.8%
Income (loss) from continuing operations	39,989	1.7%	(43,784)	(2.4)%
Income from operations of discontinued entities, net of tax	-	-%	194	(0.01)%
Income (loss) before noncontrolling interest	39,989	1.7%	(43,590)	(2.4)%
Less: loss attributable to noncontrolling interest from continuing operation	(2,745)	(0.1)%	-	-%
Net income (loss)	$42,734	1.8%	$(43,590)	(2.4)%

Sales

Sales for the three months ended June 30, 2020 and 2019 was $2,319,391 and $1,823,004, respectively, an increase of $496,388 or 27.2%. For the three months ended June 30, 2020 and 2019, the Company’s sales to Dingjia, a related party company 90% owned by the son of the major shareholder of the Company (also the Chairman of the Company), was $101,560 and $37,176, respectively. The increase in sales for the three months ended June 30, 2020 was mainly due to reducing our selling price by RMB 50 ($7) per ton to attract certain major customers, and our effort of developing new customers.

Cost of sales

Cost of sales (“COS”) for the three months ended June 30, 2020 and 2019 was $1,973,791 and $1,476,114, respectively, an increase of $497,677 or 33.7%. The increase was mainly due to increased sales. The COS as a percentage of sales was 85.1% for the three months ended June 30, 2020 compared to 81.0% for 2019. The increase in COS as a percentage of sales was mainly due to increased production cost and increased coal purchase price due to the impact of COVID-19 outbreak.

Gross profit

The gross profit for the three months ended June 30, 2020 and 2019 was $345,601 and $346,890, respectively, a decrease of $1,289 or 0.4%. The profit margin was 14.9% for the three months ended June 30, 2020 compared to 19.0% for the three months ended June 30, 2019, the decrease in profit margin was mainly due to the decrease of selling price and increased production cost.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $29,344 for the three months ended June 30, 2020, compared to $121,812 for the three months ended June 30, 2019, a decrease of $92,468 or 75.9%, mainly resulting from decreased freight out expense of $20,883 and decreased salespersons’ salaries of $54,609.

General and administrative expenses consist mainly of bad debt expense, R&D, office, welfare, business meeting, maintenance, and utilities. General and administrative expenses were $326,993 for the three months ended June 30, 2020, compared to $281,884 for the three months ended June 30 2019, an increase of $45,109 or 16.0%, mainly resulting from increased officer salary expense by $120,000, which was partly offset by decreased professional fee of $48,000 and other G&A expenses of $25,000.

Other income

Other income was $76,658 for the three months ended June 30, 2020, compared to $45,544 for the three months ended June 30, 2019, an increase of $31,114 or 68.3%. For the three months ended June 30, 2020, other income mainly consisted of subsidy income of $48,494 and other income of $27,754. For the three months ended June 30, 2019, other income mainly consisted of subsidy income of $46,587.

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

Income (Loss) from continuing operations

Income from continuing operations was $39,989 for the three months ended June 30, 2020, compared to loss of $43,784 for the three months ended June 30, 2019. The $83,773 or 191.3% increase in income from continuing operations was mainly due to increased other income, and decreased selling expense which was partly offset by increased G&A expense as described above.

Income from operations of discontinued entities

Income from operations of discontinued entities was $194 for the three months ended June 30, 2019, which was the operations from Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange, the Company sold these entities on September 30, 2019.

Net (income) loss

We had a net income of $42,734 for the three months ended June 30, 2020, compared to loss of $43,590 for the three months ended June 30, 2019, an increase of net income by $86,324 or 198%. The increase in our net income mainly resulted from increased other income and decreased selling expense which was partly offset by increased G&A expense as described above.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and equivalents of $1.15 million. Working capital was $0.79 million at June 30, 2020. The ratio of current assets to current liabilities was 1.26:1 at June 30, 2020.

The following is a summary of cash provided by or used in each of the indicated types of activities during six months ended June 30, 2020 and 2019:

	2020	2019
Cash provided by (used in):
Operating activities	$958,765	$182,084
Investing activities	(287,221)	-
Financing activities	$327,119	$(122,786)

Net cash provided by operating activities was $958,765 for the six months ended June 30, 2020, compared to $182,084 for the six months ended June 30, 2019. The increase of cash inflow from operating activities for 2020 was principally attributable to increased cash inflow from inventory by $899,713, which was partly offset by decreased cash inflow from advances to suppliers by $136,198.

Net cash used in investing activities was $287,221 for the six months ended June 30, 2020, compared to $0 in investing activities for the six months ended June 30, 2019. Net cash used in investing activities in 2020 was mainly consist of purchase of property and equipment.

Net cash provided by financing activities was $327,119 for the six months ended June 30, 2020, compared to $122,786 net cash used in financing activities for the six months ended June 30, 2019. The net cash provided by financing activities in 2020 consisted of capital contribution from noncontrolling interest of Qinghai Zhongli by $711,044, and increase in amount owing to other related parties of $256,233, but partly offset by increase in due from Qinghai Mining of $640,158. The net cash used in financing activities in 2019 consisted of decrease in due from Qinghai Mining of $3,224,026 but partly offset by decreased amount owing to other related parties of $3,346,812.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 20, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

LITHIUM & BORON TECHNOLOGY, INC.
(Registrant)

Date: August 13, 2020	By:	/s/ Jimin Zhang
Mr. Jimin Zhang Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)