Form 10-Q
period 2020-09-30
Lithium & Boron Technology, Inc.
filed 2020-11-16
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

LITHIUM & BORON TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2020 there were 185,986,370 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2020 (UNAUDITED)	DECEMBER 31, 2019
ASSETS

CURRENT ASSETS
Cash and equivalents	$1,173,571	$160,024
Accounts receivable	137,808	577,387
Notes receivable	366,258	79,478
Other receivables	19,857	354
Prepaid expense	3,133	-
Advances to suppliers, net	92,938	7,490
Due from related parties	1,807,187	554,527
Inventories	720,196	1,802,647

Total current assets	4,320,948	3,181,907

NONCURRENT ASSETS
Long-term prepaid expense	16,006	-
Due from related party	1,352,763	-
Property and equipment, net	1,504,706	1,403,681
Construction in progress	33,264	1,635,912

Total noncurrent assets	2,906,739	3,039,593

TOTAL ASSETS	$7,227,687	$6,221,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$300,971	$332,706
Unearned revenue	54,026	117,188
Accrued liabilities and other payables	1,479,909	1,095,698
Taxes payable	352,888	295,255
Due to related party	1,029,355	678,533

Total current liabilities	3,217,149	2,519,380

DEFERRED INCOME	1,248,880	1,360,626

TOTAL LIABILITIES	4,466,029	3,880,006

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 500,000,000 shares authorized, 185,968,370 shares issued and outstanding	185,968	185,968
Paid-in capital deficiency	(6,666,351)	(6,666,351)
Statutory reserve	146,650	71,252
Accumulated other comprehensive income (loss)	31,071	(14,600)
Retained earnings	8,338,898	8,765,225

TOTAL COMPANY STOCKHOLDERS' EQUITY	2,036,236	2,341,494

Noncontrolling interest	725,422	-

TOTAL EQUITY	2,761,658	2,341,494

TOTAL LIABILITIES AND EQUITY	$7,227,687	$6,221,500

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019

Sales	$5,458,052	$4,979,227	$2,229,722	$1,866,027
Sales - related party	202,130	112,855	100,570	17,300

Total sales	5,660,182	5,092,082	2,330,292	1,883,327
Cost of sales	5,031,305	4,233,772	2,126,770	1,533,599

Gross profit	628,877	858,310	203,522	349,728

Operating expenses
Selling	125,407	279,755	39,858	85,568
General and administrative	922,681	550,506	308,686	159,339

Total operating expenses	1,048,088	830,261	348,544	244,907

Income (loss) from operations	(419,211)	28,049	(145,022)	104,821

Non-operating income
Financial expense	(3,365)	(3,893)	(2,974)	(2,800)
Other income	39,651	-	26,246	-
Interest income	1,833	-	999	-
Subsidy income	143,726	365,327	48,091	271,680

Total non-operating income, net	181,845	361,434	72,362	268,880

Income (loss) before income tax	(237,366)	389,483	(72,660)	373,701

Income tax expense	47,117	106,127	21,184	73,605

Income (loss) from continuing operations	(284,483)	283,356	(93,844)	300,096

Gain on disposal of discontinued entities, net of tax	-	5,666,187	-	5,666,187

Loss from operations of discontinued entities, net of tax	-	(215,835)	-	(93,299)

Income (loss) before noncontrolling interest	(284,483)	5,733,708	(93,844)	5,872,984

Less: loss attributable to noncontrolling interest from continuing operations	(8,554)	-	(5,809)	-

Net income (loss) to the Company	(275,929)	5,733,708	(88,035)	5,872,984

Other comprehensive item
Foreign currency translation gain attributable to discontinued operations	-	118,877	-	112,142
Foreign currency translation gain (loss) attributable to the Company	45,671	(176,065)	162,633	(166,446)
Foreign currency translation gain attributable to noncontrolling interest	29,234	-	27,692	-

Comprehensive income (loss) attributable to the Company	$(230,258)	$5,676,520	$74,598	$5,818,680

Comprehensive gain attributable to noncontrolling interest	$20,680	$-	$21,883	$-

Basic and diluted weighted average shares outstanding	185,968,370	185,968,370	185,968,370	185,968,370

Basic and diluted income (loss) per share from continuing operations	$(0.00)	$0.00	$(0.00)	$0.00

Basic and diluted income per share from discontinued operations	$-	$0.03	$-	$0.03

Basic and diluted net income (loss) per share	$(0.00)	$0.03	$(0.00)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) including noncontrolling interest	$(284,483)	$5,733,708
Adjustments to reconcile income (loss) including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	236,026	235,286
Provision for bad debts	-	30,113
Gain on sale of subsidiaries	-	(5,666,187)
Changes in deferred income	(141,167)	(73,532)
(Increase) decrease in assets and liabilities:
Accounts receivable	164,434	52,587
Other receivables	(18,997)	10,255
Advances to suppliers	(83,051)	54,710
Inventories	1,097,154	(216,528)
Prepaid expense	(18,642)	-
Accounts payable	(38,817)	166,955
Unearned revenue	(64,304)	66,269
Accrued liabilities and other payables	248,051	(209,794)
Taxes payable	49,122	85,478

Net cash provided by operating activities	1,145,326	269,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(301,080)	-
Construction in progress	(32,400)	-
Cash disposed in disposal of subsidiaries	-	(149,928)

Net cash used in investing activities	(333,480)	(149,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from noncontrolling interest	715,130	-
Changes in due from related parties	(892,286)	1,348,508
Changes in due to related parties	348,724	(1,285,575)

Net cash provided by financing activities	171,568	62,933

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	30,133	(15,972)

NET INCREASE IN CASH AND EQUIVALENTS	1,013,547	166,353

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	160,024	163,145

CASH AND EQUIVALENTS, END OF PERIOD	$1,173,571	$329,498

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Sale of the construction in progress to a related party company	$1,632,277	$-

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Common Stock		Paid-in capital	Statutory	Accumulated other	Retained		Noncontrolling
	Shares	Amount	(deficiency)	reserves	comprehensive loss	earnings	Total	interest
Balance at January 1, 2020	185,968,370	$185,968	$(6,666,351)	$71,252	$(14,600)	$8,765,225	$2,341,494	$-

Net loss	-	-	-	-	-	(230,628)	(230,628)	-

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Foreign currency translation loss	-	-	-	-	(59,196)	-	(59,196)	-

Balance at March 31, 2020	185,968,370	185,968	(6,666,351)	71,252	(73,796)	8,509,597	2,026,670	-

Net loss	-	-	-	-	-	42,734	42,734	(2,745)

Capital contribution	-	-	-	-	-	-	-	704,742

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Statutory reserve	-	-	-	64,424	-	(64,424)	-	-

Foreign currency translation loss	-	-	-	-	(57,766)	-	(57,766)	1,542

Balance at June 30, 2020	185,968,370	185,968	(6,666,351)	135,676	(131,562)	8,462,907	1,986,638	703,539

Net loss	-	-	-	-	-	(88,035)	(88,035)	(5,809)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Statutory reserve	-	-	-	10,974	-	(10,974)	-	-

Foreign currency translation gain	-	-	-	-	162,633	-	162,633	27,692

Balance at September 30, 2020	185,968,370	$185,968	$(6,666,351)	$146,650	$31,071	$8,338,898	$2,036,236	$725,422

	Common Stock		Paid-in capital	Statutory	Accumulated other	Retained
	Shares	Amount	(deficiency)	reserves	comprehensive loss	earnings	Total
Balance at January 1, 2019	185,968,370	$185,968	$(7,645,727)	$780,682	$(11,951)	$1,828,717	$(4,862,311)

Net loss	-	-	-	-	-	(95,686)	(95,686)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)

Foreign currency translation loss	-	-	-	-	(44,874)	-	(44,874)

Balance at March 31, 2019	185,968,370	185,968	(7,645,727)	780,682	(56,825)	1,708,031	(5,027,871)

Net loss	-	-	-	-	-	(43,590)	(43,590)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)

Foreign currency translation gain	-	-	-	-	41,990	-	41,990

Balance at June 30, 2019	185,968,370	185,968	(7,645,727)	780,682	(14,835)	1,639,441	(5,054,471)

Net loss	-	-	-	-	-	5,872,984	5,872,984

Disposal of subsidiaries	-	-	979,376	(780,682)	-	-	198,694

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)

Foreign currency translation loss	-	-	-	-	(54,304)	-	(54,304)

Balance at September 30, 2019	185,968,370	$185,968	$(6,666,351)	$-	$(69,139)	$7,487,425	$937,903

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

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

The Company formerly sold plate heat exchangers and heat pumps and sold these operations on September 30, 2019 recording them as discontinued operations.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020.  The Company had less production in the first quarter of 2020; the Company’s factory was reopened one month later than originally planned, and it did not resume production one week after the factory reopened due to the shortage of master liquid pool resulting from the longer period of shutdown of the machine.  The cost of coal increased during the first quarter of 2020 due to the overall lockdown in China. The Company’s sales also decreased for the first quarter of 2020 due to logistics restrictions put into place to curb travel. To facilitate sales, the Company reduced its selling price by RMB 50 ($7) per tonne to certain customers.  The availability of transportation vehicles increased to meet the market’s needs since April 2020.  In addition, the Company was able to procure sulfuric acid, a major raw material, from a local supplier at lower prices than usual due to excess supplies on the market.  The Company’s production and sales has been increasing since April 2020. Since April 2020, there were some new COVID-19 cases discovered in a few provinces of China as of today, however, the number of new cases are not significant due to PRC government’s strict control, and the Company does not believe the new cases would have a significant impact on the Company’s operations.

On March 27, 2020, Qinghai Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (Xi’an Jinzang) to produce up to 30,000 tonnes of battery grade lithium carbonate annually, subject to funding. On April 15, 2020, the parties formed a joint venture (“JV”) company Qinghai Zhonglixinmo Technology Co., Ltd (Qinghai Zhongli or JV) to process brine supplied by Qinghai Technology. Qinghai Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. The JV cooperation agreement calls for a capital contribution of RMB 140 million ($19,746,000), which shall be paid in three phases according to the project construction progress: RMB 36 million ($5,077,000) to be paid within 10 days from the date of registration and establishment of the JV, RMB 72 million ($10,155,000) to be paid before July 31, 2020, and RMB 32 million ($4,513,000) to be paid before October 31,2020. All shareholders are required to pay the capital in accordance with their respective shareholding ratio. Each party made an initial capital contribution of RMB 5 million ($0.71 million) in April 2020. As of the date of this report, the parties have not made all capital contributions on the dates due, pending financing, as the capital contribution amount and timing of making the capital contribution can be adjusted anytime upon both parties’ mutual consent. The Company promised and guaranteed that, during the existence of the project company, it will provide the JV with lithium bearing brine resources for free. During the construction and operation of the project, all parties agree to actively raise construction funds by means of bank loans, self-owned funds, etc. if the funds are not raised in time, the term of paid in capital can be extended accordingly upon consensus of all parties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had net loss of $275,929 and $88,035 for the nine and three months ended September 30, 2020, respectively, which raise substantial doubt about the Company’s ability to continue as a going concern.

In addition to current boric acid production business, the Company plans to produce lithium carbonate electric vehicle batteries through a recently established JV from brine that is provided by Qinghai Technology for free. The cost for the brine is immaterial as it is pumped out directly from the nearby Salt Lake without any charge. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The interim consolidated financial information as of September 30, 2020 and for the nine and three-month periods ended September 30, 2020 and 2019 were prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2020, its consolidated results of operations for the nine and three months ended September 30, 2020, and cash flows for the nine months ended September 30, 2020, as applicable, were made.

Principles of Consolidation

For the nine and three months ended September 30, 2020, the accompanying consolidated financial statements include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Qinghai Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” For the nine and three months ended September 30, 2019, the accompanying consolidated financial statements include the accounts of the Company’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation. The consolidated balance sheet at December 31, 2019 did not include the balance sheets of the Company’s subsidiaries that were sold on September 30, 2019.

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

Cash and Equivalents

Cash includes cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowance of $0 at September 30, 2020 and December 31, 2019.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material, tools and equipment for production. The advances are interest-free and unsecured. As of September 30, 2020, and December 31, 2019, the Company had gross advance to suppliers of $95,570 and $7,490, respectively, and the Company had allowance for advances to suppliers of $2,632 and $0, respectively. In addition, as of September 30, 2020, advances to suppliers also included a prepayment of $29,368 to a third party company for purchasing equipment and a land use right; total purchase price is $161,525, the remaining $132,157 will be paid within three days after the completion of the land certificate and related deed, or the prepayment will be returned to the Company it failure to obtain the land use certificate and related deed.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value of the assets. Fair value generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2020 and December 31, 2019, there was no significant impairments of its long-lived assets.

Effective January 1, 2020, the Company adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Deferred Income

Deferred income consists primarily of government grants and subsidies for supporting the Company’s technology innovation and transformation of boric acid, lithium and magnesium sulfate projects. The Company uses most of the subsidies to purchase machinery and equipment. Deferred income is amortized to revenue (other income) over the life of the assets for which the grant and subsidy was used. Subsidies for declared project fund require government inspection to ensure proper use of the funds for the designated project.

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

Cost of Sales

Cost of sales consists primarily of material costs and direct labor and manufacturing overhead attributable to the production of the products. Write-down of inventory to lower of cost or net realizable value is also recorded in cost of sales.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the nine and three months ended September 30, 2020 and 2019 were immaterial.

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

Effective January 1, 2020, the Company adopted ASU 2018-07, "Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of FASB ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that FASB ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The adoption of ASU 2018-07 did not have an impact on the Company’s consolidated financial statements.

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

The Company follows FASB ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  At September 30, 2020 and December 31, 2019, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Noncontrolling Interests

The Company follows FASB ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that non-controlling interests (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to non-controlling interests even when such allocation might result in a deficit balance.

The net income (loss) attributed to non-controlling interests was separately designated in the accompanying statements of operations and comprehensive income (loss). Losses attributable to non-controlling interests in a subsidiary may exceed an non-controlling interest’s interests in the subsidiary’s equity. The excess attributable to non-controlling interests is attributed to those interests. non-controlling interests shall continue to be attributed their share of losses even if that attribution results in a deficit non-controlling interests balance.

On April 15, 2020, Qinghai Technology and Xi’an Jinzang formed a JV company Qinghai Zhongli to process brine supplied by Qinghai Technology. Qinghai Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. During the nine and three months ended September 30, 2020, the Company had loss of $8,554 and $5,809 attributable to the noncontrolling interest.

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

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, notes receivable, accrued liabilities and accounts payable, carrying amounts approximate their fair value due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their fair value because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

Fair Value Measurements and Disclosures

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels are defined as follow:

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

As of September 30, 2020 and December 31, 2019, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Leases

On January 1, 2019, the Company adopted ASU  No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet for all leases with terms longer than 12 months and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company concluded the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements since the Company does not have any lease that is longer than 12 months.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within FASB ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its consolidated financial statements.

3. INVENTORIES, NET

Inventories at September 30, 2020 and December 31, 2019, respectively, were as follows:

	2020	2019
Raw materials	$280,018	$311,049
Finished goods	440,178	1,491,598
Total	$720,196	$1,802,647

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payment. These bank acceptances were issued by customers to the Company and would be honored by the applicable bank. The Company may hold a bank acceptance until the maturity for full payment, or have the bank acceptance cashed out by the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for their own obligations. As of September 30, 2020 and December 31, 2019, the Company had notes receivable of $366,258 and $79,478, respectively; and at September 30, 2020, the Company had $1.30 million notes receivable that were endorsed to its vendors, in lieu of payment. The Company was contingently liable for these notes receivable until paid.

5. OTHER RECEIVABLES

Other receivables consisted of the following at September 30, 2020 and December 31, 2019:

	2020	2019
VAT tax receivable	$19,503	$-
Other receivable – sale of discontinued operations	354	354
Total	$19,857	$354

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2020 and December 31, 2019, respectively:

	2020	2019
Structures and improvements	$461,115	$450,136
Production equipment	2,752,902	2,451,859
Vehicle	67,869	-
Equipment	254,758	248,692
Total	3,536,644	3,150,687
Less: accumulated depreciation	(2,031,938)	(1,747,006)
Property and equipment, net	$1,504,706	$1,403,681

Depreciation for the nine months ended September 30, 2020 and 2019 was $236,026 and $235,286, respectively.

Depreciation for the three months ended September 30, 2020 and 2019 was $84,483 and $76,141, respectively.

7. CONSTRUCTION IN PROGRESS

As of September 30, 2020 and December 31, 2019, the Company had construction in progress of $33,264 and $1,635,912, respectively. As of December 31, 2019, the construction in progress was mainly for Test and Experimental Plant I, which has no production currently; due to the existing coal-supported boiler in Plant I not meet the environment protection standard, and the delay of the government’s installing and connecting a natural gas pipeline to implement a Coal-to-Gas conversion project resulting from various factors including the Coronavirus outbreak, Qinghai Technology sold the Test and Experimental Plant I to Qinghai Mining at cost of RMB 11.41 million ($1.63 million) (Note 10) in September 2020. The payment term is five years with annual interest of 4.75%.  The first payment of $323,050 is due September 30, 2021. Qinghai Mining uses its accounts receivable as the pledge for the repayment, and  has the right to repay the purchase price in full any time before the maturity date.

8. TAXES PAYABLE

Taxes payable consisted of the following September 30, 2020 and December 31, 2019, respectively:

	2020	2019
Other	$39,361	$29,350
VAT	313,527	265,905
Taxes payable	$352,888	$295,255

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2020 and December 31, 2019, respectively:

	2020	2019
Advances from third parties	$4,720	$1,049
Other	524,000	534,275
Accrued salary	951,189	560,374
Total	$1,479,909	$1,095,698

Advances from third parties were short term, non-interest-bearing and due on demand.

As of September 30, 2020 and December 31, 2019, other mainly consisted of 1) dividend payable to Northtech of $475,000 and $400,000, respectively; and 2) payables for professional fees and other miscellaneous expenses of $49,000 and $134,275, respectively.

As of September 30, 2020, accrued salary also included $840,000 accrued salary for three senior officers. As of December 31, 2019, accrued salary also included $480,000 accrued salary for three senior officers.

10. RELATED PARTY TRANSACTIONS

Qinghai Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Qinghai Technology sometimes received no-interest short-term advances from Qinghai Mining for daily operational needs. As of September 30, 2020 and December 31, 2019, due from Qinghai Mining (representing the net amount of intercompany transactions between Qinghai Technology and Qinghai Mining) was $3.16 million and $0.55 million, respectively. Qinghai Technology purchased $1,188,802 and $1,113,250 boron ore from Qinghai Mining during the nine months ended September 30, 2020 and 2019, respectively. Qinghai Technology purchased $594,276 and $518,870 boron ore from Qinghai Mining during the three months ended September 30, 2020 and 2019, respectively.

On July 1, 2019, Qinghai Technology and Qinghai Mining entered a boron ore purchase contract for one year. Qinghai Mining is to supply Qinghai Technology boron ore based on Qinghai Technology’s monthly production plan at RMB 62 ($9.10) per tonne. The price is adjustable in the future if there is a significant fluctuation of the market price for the boron ore. In the fourth quarter of 2019, this price was adjusted to RMB 70.46 ($10.21) per tonne. In the first quarter of 2020, Qinghai Technology and Qinghai Mining entered a new purchase contract, the price for boron ore was adjusted to RMB 77.5 ($11.10) per tonne, and the price for slag was RMB 30 ($4.41) per tonne. This purchase contract will be in effect until a replacement contact with new purchase price is entered.

In September 2020, Qinghai Technology sold the Test and Experimental Plant I to Qinghai Mining at cost of RMB 11.41 million ($1.68 million) (see Note 7). The payment term is five years with annual interest of 4.75%.  The first payment of $323,050 is due September 30, 2021. As of September 30, 2020, the future minimum payment for next five years is: $323,050, $323,050, $323,050, $323,050 and $383,612.  Qinghai Mining uses its accounts receivable as the pledge for the repayment, and  has the right to repay the purchase price in full any time before the maturity date.

Qinghai Technology used equipment for production that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources”, and is owned by the Chairman and his brother who are also two major shareholders of the Company). The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the nine months ended September 30, 2020 and 2019 was $19,547 and $25,658, respectively. The depreciation of these fixed assets for the three months ended September 30, 2020 and 2019 was $6,927 and $8,059, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Qinghai Technology was $69,871 and $49,125 at September 30, 2020 and December 31, 2019, respectively.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”), 90% owned by the son of the Company’s major shareholder (also the Chairman of the Company). For the nine months ended September 30, 2020 and 2019, the Company’s sales to Dingjia was $202,130 and $112,855, respectively. For the three months ended September 30, 2020 and 2019, the Company’s sales to Dingjia was $100,570 and $17,300, respectively. At September 30, 2020 and December 31, 2019, payable to Dingjia was $19,893 and $56,144, respectively.

In addition, at September 30, 2020 and December 31, 2019, the Company had $939,591 and $573,264 due to another major shareholder of the Company (also the Company’s CEO), resulting from certain Company operating expenses of the US parent company such as legal and audit fees that were paid by this major shareholder on behalf of the Company. This short term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of September 30, 2020 and December 31, 2019, respectively:

	Related party name	2020	2019
Due from	Qinghai Mining including $1.68 million sale of CIP	$3,534,790	$1,173,881
Due to	Qinghai Mining	(374,840)	(619,354)
Due from, net (current and noncurrent)		$3,159,950	$554,527

Due to	Dingjia	$19,893	$56,144
Due to	Zhongtian Resources	69,871	49,125
Due to	A major shareholder	939,591	573,264
Due to, total		$1,029,355	$678,533

11. DEFERRED INCOME

Deferred income consisted mainly of the government subsidy to the Company’s special projects.

The detail of deferred income for the Company’s special projects at September 30, 2020 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$323,050	8/1/2013	10	$231,519	$91,531
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	73,420	5/1/2015	10	39,769	33,651
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,468,407	1/1/2018	10	403,812	1,064,595
Project of high value utilization of magnesium-rich waste liquid	293,681	7/9/2019	10	234,578	59,103
Total	$2,158,558			$909,678	$1,248,880

The detail of deferred income for the Company’s special projects at December 31, 2019 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$315,358	8/1/2013	10	$202,355	$113,003
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	71,672	5/1/2015	10	33,447	38,225
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,433,445	1/1/2018	10	286,689	1,146,756
Project of high value utilization of magnesium-rich waste liquid	286,689	7/9/2019	10	224,047	62,642
Total	$2,107,164			$746,538	$1,360,626

12. SUBSIDY INCOME

Subsidy income consisted of amortization of deferred income for declared special projects and government’s general incentive fund (recorded as income upon receipt) for the nine and three months ended September 30, 2020 and 2019, respectively:

	Nine Months Ended September 30,
	2020	2019
Technology upgrade for using lean ore to produce magnesium sulfate	$23,599	$24,073
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	5,364	5,471
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	107,270	109,424
Project of high value utilization of magnesium-rich waste liquid	4,934	226,359
Subsidy for resuming work	2,559	-
Total	$143,726	$365,327

	Three Months Ended September 30,
	2020	2019
Technology upgrade for using lean ore to produce magnesium sulfate	$7,956	$7,851
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	1,809	1,784
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	36,165	35,686
Project of high value utilization of magnesium-rich waste liquid	1,663	226,359
Subsidy for resuming work	498	-
Total	$48,091	$271,680

13. DEFERRED TAX ASSETS

As of September 30, 2020 and December 31, 2019, respectively, deferred tax assets consisted of the following:

	2020	2019
Deferred tax asset –NOL of US parent company	$1,063,574	$941,203
Less: valuation allowance	(1,063,574)	(941,203)
Deferred tax assets, net	$-	$-

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

The US parent company, was incorporated in the US and has net operating losses for income tax purposes, under the 2018 Tax Reform, the net operating losses arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The U.S. parent Company has net operating losses carry forwards for income taxes of approximately $5.06 million at September 30, 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following is a reconciliation of the difference between the actual provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes for the nine months ended September 30, 2020 and 2019, respectively:

	2020	2019
Tax benefit at U.S. federal statutory rates	$(49,847)	$81,791
Foreign income taxed at different rates	13,815	28,301
Tax holiday in PRC	(34,536)	(70,751)
Valuation allowance	117,685	66,786
Tax expense per financial statements	$47,117	$106,127

The income tax expense for the nine months ended September 30, 2020 and 2019, respectively, consisted of the following:

	2020	2019
Income tax expense – current	$47,117	$106,127
Income tax benefit – deferred	-	-
Total income tax benefit, net	$47,117	$106,127

The following is a reconciliation of the difference between the actual provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes for the three months ended September 30, 2020 and 2019, respectively:

	2020	2019
Tax benefit at U.S. federal statutory rates	$(15,258)	$78,478
Foreign income taxed at different rates	5,135	19,628
Tax holiday in PRC	(12,834)	(49,070)
Valuation allowance	44,141	24,569
Tax expense per financial statements	$21,184	$73,605

The income tax expense for the three months ended September 30, 2020 and 2019, respectively, consisted of the following:

	2020	2019
Income tax expense – current	$21,184	$73,605
Income tax benefit – deferred	-	-
Total income tax benefit, net	$21,184	$73,605

15. MAJOR CUSTOMERS AND VENDORS

For the nine months ended September 30, 2020, three customers accounted for 14%, 12% and 10% of Company’s total sales. For the three months ended September 30, 2020, four customers accounted for 15%, 12%, 11% and 10% of Company’s total sales. Total accounts receivable from those major customers was $118,865 as of September 30, 2020.

Two customers accounted for 15% and 14%, respectively, of the Company’s sales for the nine months ended September 30, 2019. Two customers accounted for 13% and 13%, respectively, of the Company’s sales for the three months ended September 30, 2019.

Qinghai Technology purchased $1,188,802 and $1,113,250 boron ore (the main raw material) from Qinghai Mining during the nine months ended September 30, 2020 and 2019, respectively. Qinghai Technology purchased $594,276 and $518,870 boron ore (the main raw material) from Qinghai Mining during the three months ended September 30, 2020 and 2019, respectively.

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

According to Administrative Measures for the Collection and Utilization of Enterprise Work Safety Funds issued by the PRC Ministry of Finance and the State Administration of Work Safety, for the companies with dangerous goods production or storage, the company is required to make a special reverse for the use of enhancing and improving its safe production conditions. Under PRC GAAP, the reserve is recorded as cost of sales; however, under US GAAP, since the expense has not been incurred and the Company already recorded cost of sales for safety related expenses when incurred, this special reserve was recorded as an appropriation of its after-tax income. At September 30, 2020, the Company had $48,698 production safety related reserve, which was included in $146,650 statutory reserve in the balance sheet. The reserve is calculated at regressive rates levied on revenue in excess of specific amounts as follows:

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported in Wuhan, China. The World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020.  The Company had less production in the first quarter of 2020; the Company’s factory was reopened one month later than originally planned, and it did not resume the production one week after the factory reopened due to the shortage of master liquid pool resulting from the longer period of shutdown of the machine.  The cost of our coal increased during the first quarter of 2020 due to the overall lockdown in China. The Company’s sales also decreased for the first quarter of 2020 due to logistics restrictions put into place to curb travel. To facilitate sales, the Company reduced its selling price by RMB 50 ($7) per tonne to certain customers.   The number of transportation vehicles has increased to meet the market’s shipping needs since April 2020.  In addition, the Company was able to procure sulfuric acid, a major raw material, from a local supplier at lower prices than usual due to excess supplies on the market.  The Company’s production and sales has been gradually increasing since April 2020. There was also a delay by the government’s planned installation and connection of a natural gas pipeline necessary to implement a Coal-to-Gas conversion project resulted from various factors including the Coronavirus outbreak. Since April 2020, there were some new COVID-19 cases discovered in a few provinces of China as of today, however, the number of new cases are not significant due to PRC government’s strict control, and, except with respect to the increase in the average cost of sales as disclosed in Results of Operations – Cost of Sales below, the Company does not believe the new cases would have a significant impact on the Company’s operations.

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

Related Party Transactions

Qinghai Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Qinghai Technology sometimes received no-interest short-term advances from Qinghai Mining for daily operational needs. As of September 30, 2020 and December 31, 2019, due from Qinghai Mining (was the net amount of intercompany transactions between Qinghai Technology and Qinghai Mining) was $3.16 million and $0.55 million, respectively. Qinghai Technology purchased $1,188,802 and $1,113,250 boron ore from Qinghai Mining during the nine months ended September 30, 2020 and 2019, respectively. Qinghai Technology purchased $594,276 and $518,870 boron ore from Qinghai Mining during the three months ended September 30, 2020 and 2019, respectively.

On July 1, 2019, Qinghai Technology and Qinghai Mining entered a boron ore purchase contract for a term of one year. Qinghai Mining is to supply Qinghai Technology boron ore based on Qinghai Technology’s monthly production plan at a price of RMB 62 ($9.10) per tonne. The price is adjustable in the future if there is a significant fluctuation of the market price for the boron ore. In the fourth quarter of 2019, this price was adjusted to RMB 70.46 ($10.21) per tonne. In the first quarter of 2020, Qinghai Technology and Qinghai Mining entered a new purchase contract, the price for boron ore was adjusted to RMB 77.5 ($11.10) per tonne, and the price for slag was RMB 30 ($4.41) per tonne. This purchase contract will be in effect until a replacement contact with new purchase price is entered.

In September 2020, Qinghai Technology sold the Test and Experimental Plant I to Qinghai Mining at cost of RMB 11.41 million ($1.63 million) (see Note 7). The payment term is five years with annual interest of 4.75%.  The first payment of $323,050 is due September 30, 2021. Qinghai Mining uses its accounts receivable as the pledge for the repayment, and  has the right to repay the purchase price in full any time before the maturity date.

Qinghai Technology used equipment that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources”, and is owned by the Chairman and his brother who ae also two major shareholders of the Company) for production. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the nine months ended September 30, 2020 and 2019 was $19,547 and $25,658, respectively. The depreciation of these fixed assets for the three months ended September 30, 2020 and 2019 was $6,927 and $8,059, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Qinghai Technology was $69,871 and $49,125 at September 30, 2020 and December 31, 2019, respectively.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”), 90% owned by the son of the Company’s major shareholder (also the Chairman of the Company). For the nine months ended September 30, 2020 and 2019, the Company’s sales to Dingjia was $202,130 and $112,855, respectively. For the three months ended September 30, 2020 and 2019, the Company’s sales to Dingjia was $100,570 and $17,300, respectively. At September 30, 2020 and December 31, 2019, outstanding payable to Dingjia was $19,893 and $56,144, respectively.

In addition, at September 30, 2020 and December 31, 2019, the Company had $939,591 and $573,263 due to another major shareholder of the Company (also the Company’s CEO), resulting from the certain of the Company’s operating expenses such as legal and audit fees that were paid by this major shareholder on behalf of the Company. This short term advance bore no interest, and payable upon demand.

The following table summarized the due from (to) related parties as of September 30, 2020 and December 31, 2019, respectively:

		2020	2019
	Related party name
Due from	Qinghai Mining	$3,534,790	$1,173,881
Due to	Qinghai Mining	(374,840)	(619,354)
Due from, net		$3,159,950	$554,527

Due to	Dingjia	$19,893	$56,144
Due to	Zhongtian Resources	69,871	49,125
Due to	A major shareholder	939,591	573,264
Due to, total		$1,029,355	$678,533

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had net loss of $275,929 and $88,035 for the nine and three months ended September 30, 2020, respectively, which raise substantial doubt about the Company’s ability to continue as a going concern.

In addition to current boric acid production business, the Company plans to produce lithium carbonate for the electric vehicle batteries through a recently established JV from brine that is provided by Qinghai Technology for free. The cost for the brine is immaterial as it is pumped out directly from the nearby Salt Lake without any charge. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

For the nine and three months ended September 30, 2020, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Qinghai Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” For the nine and three months ended September 30, 2019, the accompanying CFS include the accounts of the Company’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, we had bad debt allowance for accounts receivable of $0 at September 30, 2020 and December 31,2019.

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

Noncontrolling Interests

The Company follows FASB ASC Topic 810, “Consolidation,”  governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that non-controlling interests (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to non-controlling interests even when such allocation might result in a deficit balance.

The net income (loss) attributed to non-controlling interests was separately designated in the accompanying statements of operation and comprehensive income (loss). Losses attributable to non-controlling interests in a subsidiary may exceed an non-controlling interest’s interests in the subsidiary’s equity. The excess attributable to non-controlling interests is attributed to those interests. Non-controlling interests shall continue to be attributed their share of losses even if that attribution results in a deficit non-controlling interests balance.

On April 15, 2020, Qinghai Technology and Xi’an Jinzang formed a joint venture company Qinghai Zhongli to process brine supplied by Qinghai Technology. Qinghai Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. During the nine and three months ended September 30, 2020, the Company had loss of $8,554 and $5,809 that were attributable to the noncontrolling interest.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within FASB ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its CFS.

Results of Operations

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2020	% of Sales	2019	% of Sales
Sales	$5,660,182		$5,092,082
Cost of sales	5,031,305	88.9%	4,233,772	83.1%
Gross profit	628,877	11.1%	858,310	16.9%
Selling expenses	125,407	2.2%	279,755	5.5%
General and administrative expenses	922,681	16.3%	550,506	10.8%
Total operating expenses	1,048,088	18.5%	830,261	16.3%
Income (loss) from operations	(419,211)	(7.4%)	28,049	0.6%
Other income	181,845	3.2%	361,434	7.1%
Income (loss) before income taxes	(237,366)	(4.2%)	389,483	7.6%
Income tax expense	47,117	0.8%	106,127	2.1%
Income (loss) from continuing operations	(284,483)	(5.0%	283,356	5.6%
Gain on disposal of discontinued operation, net of tax			5,666,187	111.3%
Loss from operations of discontinued entities, net of tax	-	-%	(215,835)	(4.2%)
Income (loss) before noncontrolling interest	(284,483)	(5.0%)	5,733,708	112.6%
Less: loss attributable to noncontrolling interest from continuing operation	(8,554)	(0.1%)	-	-%
Net income (loss)	$(275,929)	(4.9%)	$5,733,708	112.6%

Sales

Sales for the nine months ended September 30, 2020 and 2019 was $5,660,182 and $5,092,082, respectively, an increase of $568,100 or 11.2%. For the nine months ended September 30, 2020 and 2019, the Company’s sales to Dingjia, a related party company 90% owned by the son of the major shareholder of the Company (also the Chairman of the Company), was $202,130 and $112,855, respectively. Due to the outbreak of COVID19 and related logistic restriction, our sales was decreased during the first quarter of 2020; to facilitate sales, we reduced our selling price by RMB 50 ($7) per tonne to certain customers, and we developed new customers during the second and third quarter of 2020, which mitigated the decreased sales from the first quarter. In addition, in September 2020, we increased our selling price by RMB 50-150 ($7.3 - $22) per tonne due to increased market prices, these factors resulted an overall increased sales by 11.2% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Cost of sales

Cost of sales for the nine months ended September 30, 2020 and 2019 was $5,031,305 and $4,233,772, respectively, an increase of $797,533 or 18.8%. The increase was mainly due to increased sales. The cost of sales as a percentage of sales was 88.9% for the nine months ended September 30, 2020 compared with 83.1% for 2019. The increase in cost of sales as a percentage of sales was mainly due to increased average cost of production. Due to COVID-19 outbreak, our factory was reopened one month later than originally planned, and we did not resume the production one week after the factory reopened due to the drought of master liquid pool resulting from the longer period of shutdown of the machine, we spent additional days and had extra acid and mineral consumption to cultivate the concentration level of master liquid pool. In addition, from July to September 2020, we started acquiring boron rock from Tibet to produce boric acid to increase our productivity. The Tibet boron rock has higher grade of the mineral deposit and thus the high unit cost, which resulted the increased raw material cost of boric acid production. However, since we are in the beginning and testing stage for using the Tibet boron rock, increased output has not yet occurred thus causing a higher cost per tonne refined.

Gross profit

Gross profit for the nine months ended September 30, 2020 and 2019 was $628,877 and $858,310, respectively, a decrease of $229,433 or 26.7%. The profit margin was 11.1% for the nine months ended September 30, 2020 compared to 16.9% for the nine months ended September 30, 2019, the decrease in profit margin was mainly due to increase production cost per tonne as described above.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $125,407 for the nine months ended September 30, 2020, compared to $279,755 for the nine months ended September 30, 2019, a decrease of $154,348 or 55.2%, mainly resulting from decreased freight out expense of $56,000 and decreased salespersons’ salaries of $98,500.

General and administrative expenses consist mainly of salary, R&D, office, welfare, business meeting, maintenance, and utilities. General and administrative expenses were $922,681 for the nine months ended September 30, 2020, compared to $550,506 for the nine months ended September 30 2019, an increase of $372,175 or 67.6%, mainly resulting from increased officer salary of $360,000.

Other income

Other income was $181,845 for the nine months ended September 30, 2020, compared to $361,434 for the nine months ended September 30, 2019, a decrease of $179,589 or 49.7%. For the nine months ended September 30, 2020, other income mainly consisted of subsidy income of $143,726 and other income of $39,651. For the nine months ended September 30, 2019, other income mainly consisted of subsidy income of $365,327.

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

Income (loss) from continuing operations

Loss from continuing operations was $284,483 loss for the nine months ended September 30, 2020, compared to net income of $283,356 for the nine months ended September 30, 2019. The $567,839 or 200.4% increase in loss from continuing operations was mainly due to decreased gross profit by $229,433 and increased operating expense by $217,827.

Gain on disposal of discontinued entities

Gain from disposal of subsidiaries was $5,666,187 for the nine months ended September 30, 2019. On September 30, 2019, Heat HP, Inc. and Heat PHE, Inc, our wholly owned subsidiaries, sold their respective equity interests in Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange for $353.

Loss from operations of discontinued entities

Loss from operations of discontinued entities was $215,835 for the nine months ended September 30, 2019, which was the operations from Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange, the Company sold these entities on September 30, 2019.

Net loss

We had a net loss of $275,929 for the nine months ended September 30, 2020, compared to net income $5,733,708 for the nine months ended September 30, 2019, an increase of net loss by $6,009,637 or 104.8%. The increase in our net loss mainly resulted from the reasons described above.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2020	% of Sales	2019	% of Sales
Sales	$2,330,292		$1,883,327
Cost of sales	2,126,770	91.3%	1,533,599	81.4%
Gross profit	203,522	8.7%	349,728	18.6%
Selling expenses	39,858	1.7%	85,568	4.5%
General and administrative expenses	308,686	13.2%	159,339	8.5%
Total operating expenses	348,544	14.9%	244,907	13.0%
Income (loss) from operations	(145,022)	(6.2)%	104,821	5.6%
Other income	72,362	3.1%	268,880	14.3%
Income (loss) before income taxes	(72,660)	(3.1)%	373,701	19.9%
Income tax expense	21,184	0.9%	73,605	3.9%
Income (loss) from continuing operations	(93,844)	(4.0)%	300,096	16.0%
Gain on disposal of discontinued operations, net of tax			5,666,187	300.9%
Income (loss) from operations of discontinued entities, net of tax	-	-%	(93,299)	(5.0)%
Income (loss) before noncontrolling interest	(93,844)	(4.0)%	5,872,984	(311.9)%
Less: loss attributable to noncontrolling interest from continuing operation	(5,809)	(0.2)%	-	-%
Net income (loss)	$(88,035)	(3.8)%	$5,872,984	(311.9)%

Sales

Sales for the three months ended September 30, 2020 and 2019 was $2,330,292 and $1,883,327, respectively, an increase of $446,965 or 23.7%. For the three months ended September 30, 2020 and 2019, the Company’s sales to Dingjia, a related party company 90% owned by the son of the major shareholder of the Company (also the Chairman of the Company), was $100,570 and $17,300, respectively. The increase in sales for the three months ended September 30, 2020 was mainly due to our effort of developing new customers and increased selling price by RMB 50-150 ($7.3 - $22) per tonne due to increased market prices in September 2020.

Cost of sales

Cost of sales (“COS”) for the three months ended September 30, 2020 and 2019 was $2,126,770 and $1,533,599, respectively, an increase of $593,171 or 38.7%. The increase was mainly due to increased sales. The COS as a percentage of sales was 91.3% for the three months ended September 30, 2020 compared to 81.4% for 2019. The increase in COS as a percentage of sales was mainly due to increased production cost. From July to September 2020, we started trying boron rock from Tibet to produce boric acid to increase our productivity. The Tibet boron rock has higher grade of the mineral deposit and thus the high unit cost, which resulted the increased raw material cost of boric acid production. However, since we are in the beginning and testing stage for trying the Tibet boron rock, the significant increased output has not yet appeared.

Gross profit

Gross profit for the three months ended September 30, 2020 and 2019 was $203,522 and $349,728, respectively, a decrease of $146,206 or 41.8%. The profit margin was 8.7% for the three months ended September 30, 2020 compared to 18.6% for the three months ended September 30, 2019, the decrease in profit margin was mainly due to increased production cost.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $39,858 for the three months ended September 30, 2020, compared to $85,568 for the three months ended September 30, 2019, a decrease of $45,710 or 53.4%, mainly resulting from decreased freight out expense of $9,800 and decreased salespersons’ salaries of $38,500, but partly offset with decreased certain other selling expenses.

General and administrative expenses consist mainly of bad debt expense, R&D, office, welfare, business meeting, maintenance, and utilities. General and administrative expenses were $308,686 for the three months ended September 30, 2020, compared to $159,339 for the three months ended September 30 2019, an increase of $149,347 or 93.7%, mainly resulting from increased officer salary expense by $120,000, and other G&A expenses of $30,000.

Other income

Other income was $72,362 for the three months ended September 30, 2020, compared to $268,880 for the three months ended September 30, 2019, a decrease of $196,518 or 73.1%. For the three months ended September 30, 2020, other income mainly consisted of subsidy income of $48,091 and other income of $26,246. For the three months ended September 30, 2019, other income mainly consisted of subsidy income of $271,680.

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

Income (loss) from continuing operations

Loss from continuing operations was $93,844 for the three months ended September 30, 2020, compared to income of $300,096 for the three months ended September 30, 2019. The $393,940 or 131.3% increase in loss from continuing operations was mainly due to decreased gross profit, decreased other income, and increased G&A expenses as described above.

Gain on disposal of discontinued operations

Gain from disposal of subsidiaries was $5,666,187 for the three months ended September 30, 2019, resulting from the disposal of equity interests in Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange.

Loss from operations of discontinued entities

Loss from operations of discontinued entities was $93,299 for the three months ended September 30, 2019, which was the operations from Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange, the Company sold these entities on September 30, 2019.

Net (income) loss

We had a net loss of $88,035 for the three months ended September 30, 2020, compared to net income of $5,872,984 for the three months ended September 30, 2019, an increase of net loss by $5,961,019 or 101.5%. The increase in our net loss mainly resulted from the reasons described above.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and equivalents of $1.17 million. Working capital was $1.10 million at September 30, 2020. The ratio of current assets to current liabilities was 1.34:1 at September 30, 2020.

The following is a summary of cash provided by or used in each of the indicated types of activities during nine months ended September 30, 2020 and 2019:

	2020	2019
Cash provided by (used in):
Operating activities	$1,145,326	$269,320
Investing activities	(333,480)	(149,928)
Financing activities	$171,568	$62,933

Net cash provided by operating activities was $1,145,326 for the nine months ended September 30, 2020, compared to $269,320 for the nine months ended September 30, 2019. The increase of cash inflow from operating activities for 2020 was principally attributable to increased cash inflow from inventory by $1,313,682, which was partly offset by decreased cash inflow from advances to suppliers by $137,761, decreased cash inflow from accounts payable by $205,772 and decreased cash inflow from unearned revenue by $130,573.

Net cash used in investing activities was $333,480 for the nine months ended September 30, 2020, compared to $149,928 for the nine months ended September 30, 2019. Net cash used in investing activities in 2020 was mainly consist of purchase of property and equipment. Net cash used in investing activities in 2019 was mainly consist of cash disposed at disposal of subsidiaries.

Net cash provided by financing activities was $171,568 for the nine months ended September 30, 2020, compared to $62,933 for the nine months ended September 30, 2019. The net cash provided by financing activities in 2020 consisted of capital contribution from noncontrolling interest of Qinghai Zhongli by $715,130, and increase in amount owing to other related parties of $348,724, but partly offset by increase in due from Qinghai Mining of $892,286. The net cash used in financing activities in 2019 consisted of decrease in due from Qinghai Mining of $1,348,508, but partly offset by decreased amount owing to other related parties of $1,285,575.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

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

LITHIUM & BORON TECHNOLOGY, INC.
(Registrant)

Date: November 16, 2020	By:	/s/ Jimin Zhang
Mr. Jimin Zhang Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)