Form 10-K
period 2020-12-31
Lithium & Boron Technology, Inc.
filed 2021-04-15
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

Yes  ☐                      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐                      No  ☑

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2020, was $0.225 per share. Accordingly, effective as of June 30, 2020, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of April 14, 2021 there were 185,986,370 shares of common stock outstanding.

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

Our functional currency is the U.S. Dollar, or USD, while the functional currency of our subsidiaries in China are denominated in Chinese Yuan Renminbi, or RMB, the national currency of the People’s Republic of China, which we refer to as the PRC or China, and the functional currency of our subsidiary in Germany is denominated in Euros, or EUR. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the 31st of December 2020.

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

We believe our current production experience, exclusive access to local natural resources, and current financial condition uniquely position us to transition our business into being a unique, profitable, pure-play source of lithium to the China markets

Our Headquarters in HaiXi

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

Qinghai Technology uses the one-step method to produce boric acid. Boron ore is mixed with sulfuric acid, processed through a mixing process and heated until boric acid powder is produced. Qinghai Technology obtains sulfuric acid in both pure form and recycled sulfuric acid disposed as a hazardous waste product by industrial users

The 2019 consumption of boric acid in the Chinese market was approximately 550,000 tons per year with a market value of 1.7 billion yuan, or approximately $247 million with imports consisting of approximately 234,000 tons. (Source: Annual Report by CISIA). Our largest customers account for 14%, 12%, 11% and 10% of our total sales, respectively.

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

Lithium is typically extracted from the mineral spodumene and from brine-lakes, salt-pan deposits or salt flats. We believe that the extraction process of lithium from brine lakes requires less energy and lower production costs than spodumene ore deposits

Local Brine Pool - - source of lithium and boron raw materials owned by Qinghai Mining

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

(Source: Qinghai Technology

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

We plan to further modernize and expand our facilities, plant and brine extraction process at of Qinghai Technology to increase lithium hydroxide and lithium carbonate production to 30,000 tons per year . In order to reach these production targets, we, our joint venture partner and our subsidiaries will embark on a capital improvement project to raise approximately $360,000,000 in equity, debt, bank funding and government subsidies in order to commence full production in the Boron Chemical Industrial Zone in HaiXi

Qinghai Technology and Qinghai Mining have received all necessary commercial, environmental and water extraction rights for the commercialization of lithium carbonate and boric acid from Dichaidan Lake.

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

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at special or annual meetings thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders

We are also required to file Annual Reports on SEC Form 10-K and Quarterly Reports on SEC Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on SEC Form 8-K.

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

Industry Polices

Foreign investors and foreign-funded enterprises investing in China are required to comply with the Catalog for Guiding on Foreign Investments in Industries (《外商投產業指導目》) which was initially promulgated by the National Planning Commission (國家劃委員會), the State Economic and Trade Commission (國家經濟 易委員會) and the Ministry of Foreign Trade and Economic Cooperation (對外易經濟合作) on June 28, 1995 and subsequently amended on December 31, 2001, March 11, 2002, November 30, 2004, October 31, 2007, December 24, 2011 and March 10, 2015. The latest amendment was made on June 28, 2017 and came into effect on July 28, 2017. The catalog for guiding on foreign investments has served as domestic management and guidance on foreign investments for a long time. It classifies industries into three basic types: Encouraged, Restricted and Prohibited. The Catalogue divides industries into three categories: “encouraged,” “restricted,” and “eliminated” for investment. Industries not listed in the Catalogue are generally deemed as falling into a fourth category, “permitted.”.

Domestic industry development mainly follows the guidance on relevant industry structures introduced by the NDRC. According to the Notice of the National Development and Reform Commission [2017] No. 1 —— Guiding Catalog of Key Products and Services for Strategic Emerging Industries (2016) (《國家發展和改委員會公告2017年第1——戰略性新產業產品和服務指導目(2016版》) promulgated and implemented by the National Development and Reform Commission on January 25, 2017 lithium and boron extracting from carbonate-type brine rich in lithium and boron fall into the key products and services in strategic emerging industries. According to the Guiding Catalog for Industrial Restructuring (2011 Edition) (《產業結構整指導目2011年本》), which was promulgated by the National Development and Reform Commission on March 27, 2011, with the latest amendment on February 16, 2013, and was implemented on May 1, 2013, exploration and comprehensive use of scarce chemical mineral resources, such as lithium and boron fall into the state-encouraged industries

Regulations on Tax

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

On March 30, 2015, SAFE released the Notice on the Reform of the Management Method for the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, or Circular 19, which has made certain adjustments to some regulatory requirements on the settlement of foreign exchange capital of foreign-invested enterprises, lifted some foreign exchange restrictions under Circular 142, and annulled Circular 142 and Circular 36. However, Circular 19 continues to, prohibit foreign-invested enterprises from, among other things, using Renminbi fund converted from its foreign exchange capitals for expenditure beyond its business scope, providing entrusted loans or repaying loans between non-financial enterprises

On June 19, 2016, SAFE issued the Circular of the State Administration of Foreign Exchange on Reforming and Regulating Policies on the Control over Foreign Exchange Settlement of Capital Accounts, or Circular 16, which took effect on the same day. Compared to Circular 19, Circular 16 not only provides that, in addition to foreign exchange capital, foreign debt funds and proceeds remitted from foreign listings should also be subject to the discretional foreign exchange settlement, but also lifted the restriction, that foreign exchange capital under the capital accounts and the corresponding Renminbi capital obtained from foreign exchange settlement should not be used for repaying the inter-enterprise borrowings (including advances by the third party) or repaying the bank loans in Renminbi that have been sub-lent to the third party.

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

PRC Laws and Regulations on Hazardous Chemicals

1. Administrative Measures for the Registration of Hazardous Chemicals (《危化學品登管理法)

According to the Administrative Measures for the Registration of Hazardous Chemicals (《危化學品登管理法》) promulgated by the State Administration of Work Safety of the People’s Republic of China (中人民共和國國家安全生產監督管理總局) on July 1 , 2012 and effective from August 1 , 2012, a newly established production enterprise of hazardous chemicals shall proceed with the hazardous chemicals registration procedure before the completion and acceptance of the project. The Hazardous Chemicals Registration Certificate (危化學品登) is valid for three years. The Hazardous Chemicals Registration Certificate (危化學品登) should set out details such as the nature of the enterprise (hazardous chemicals producer, hazardous chemicals exporter or a hazardous chemicals producer and exporter), the registered products and the validity period. An enterprise which engages in the production and storage of hazardous chemicals and an enterprise using such quantities of hyper-toxic and other hazardous chemicals which constitute a material source of danger shall register the hazardous chemicals according to the national laws. The Registration Center for Chemicals under the State Administration of Work Safety shall undertake the specific work and technical management of registration of hazardous chemicals throughout the country. Hazardous chemicals registration offices or hazardous chemicals registration centers established by work safety supervision and administration departments under people’s governments of all provinces, autonomous regions and municipalities directly under the Central Government shall undertake the specific work and technical management of registration of hazardous chemicals within their respective administrative regions.

2. Regulations on Safety Management of Hazardous Chemicals (《危化學品安全管理條例》)

The Regulations on Safety Management of Hazardous Chemicals (《危化學品安全管理條例》) were promulgated by the State Council on January 26, 2002 and latest amended on December 7, 2013, which stipulate the administrative and supervisory rules for safety production, storage, use, operation and transportation of hazardous chemicals. Hazardous chemicals include hyper-toxic and other hazardous chemicals that are toxic, corrosive, explosive, flammable or accelerative, and that damage human health, facilities and environment. The relevant governmental authorities will promulgate and adjust the Catalog of Hazardous Chemicals from time to time. An enterprise which engages in the production of hazardous chemicals must obtain the Safety Production Permit for Hazardous Chemicals (危化學品安全生產可) prior to the commencement of production. An enterprise producing hazardous chemicals listed in the Catalog of the Industrial Products that are subject to the production licensing system shall obtain the Production License for Industrial Products pursuant to the Regulations of the People’s Republic of China on Administration of Production Licensing of Industrial Products (《中人民共和國工業產品生產可管理條例》). The safety conditions of newly built, altered or expanded construction projects for the production and storage of hazardous chemicals are subject to the scrutiny of the work safety administrative department. In the event that the enterprise undertaking such construction projects fails to meet the safety conditions, the relevant work safety administrative department shall order such enterprise to cease operation and rectify within the specified period. An enterprise which engages in the operation including storage and operation of hazardous chemicals must obtain the Operation Permit for Hazardous Chemicals prior to the commencement of production. If an enterprise engaging in the production of hazardous chemicals which is established according to the laws sells its hazardous chemicals produced by itself in the factory, there is no need to obtain the Operation Permit for Hazardous Chemicals (危化學品經營可). If a chemical enterprise uses hazardous chemicals for production and the quantities reaches the prescribed threshold, the enterprise shall obtain the Permits for Safety Use of Hazardous Chemicals (危化學品安全使用可) pursuant to the Regulations on Safety Management of Hazardous Chemicals (《危化學品安全管理條例》), save for those enterprises that belong to enterprises engaging in the production of hazardous chemicals. An enterprise which engages in road transportation of hazardous chemicals should comply with provisions of laws and administrative regulations on road transport, obtain the license for road transportation of hazardous chemicals, and proceed with registration procedures with the Administrative Department of Industry and Commerce (工商政管理). An enterprise engaging in road transportation of hazardous chemicals should be equipped with full-time safety management personnel

3. Regulations of the People’s Republic of China on Administration of Production Licensing of Industrial Products (《中人民共和國工業產品生產可管理條例》) and the Decision of the State Council on Adjusting the Catalog for Managing the Production License for Industrial Products and Piloting the Simplified Approval Procedure (《國務於整工業產品生產可管理目和簡化審批程序的決定》)

The Regulations of the People’s Republic of China on Administration of Production Licensing of Industrial Products (《中人民共和國工業產品生產可管理條例》) were promulgated by the State Council and became effective on September 1, 2005, and the Decision of the State Council on Adjusting the Catalog for Managing the Production License for Industrial Products and Piloting the Simplified Approval Procedure (《國務於整工業產品生產可管理目和簡化審批程序的決定》) was promulgated by the State Council and became effective on June 24, 2017. According to the aforesaid regulations and Catalog, an enterprise which engages in the production of hazardous chemicals needs to obtain the Production License for Industrial Products (工業生產可).

4. Regulations on Safety Production Permit (《安全生產可條例》) and Measures for Implementation of 4. Safety Production Permit of Hazardous Chemicals Production Enterprises(《危化學品生產企業安全生產可實施法》)

The Regulations on Safety Production Permit (《安全生產可條例》) were promulgated by the State Council and became effective on January 13, 2004 and were latest revised on July 29, 2014. The Measures for Implementation of Safety Production Permit of Hazardous Chemicals Production Enterprises (《危化學品生產企業安全生產可實施法》) were promulgated by the State Administration of Work Safety of the PRC and became effective on December 1, 2011 and were revised on May 27, 2015 and March 6, 2017. According to the aforesaid regulations and measures, an enterprise which engages in the production of final products or intermediate products listed in the Catalog of Hazardous Chemicals (危化學品目) must obtain the Safety Production Permit for Hazardous Chemicals (危化學品安全生產可) prior to the commencement of production of hazardous chemicals.

PRC Laws and Regulations Relating to Environmental Protection

The Company may generate pollutants in its course of production, and shall be strictly abide by the environmental protection laws and regulations in the PRC.

1. Environmental Protection Law of the People’s Republic of China (《中人民共和國環境保法》)

According to the Environmental Protection Law of the People’s Republic of China (《中人民共和國環境保法》) promulgated by the SCNPC on December 26, 1989 and effective on the same day, and amended on April 24, 2014, the construction of any project that causes pollution to the environment must comply with the regulations on environment protection relating to the construction projects. The environmental protection facilities for construction projects shall be designed, constructed and put into operation simultaneously with the main works. The PRC government implements a system for administering licenses for the discharge of pollutants under the provisions of the laws. Enterprises, units and other production operators under the licensing management for pollutant discharge should only discharge pollutants which satisfy the requirements of pollutant discharge license. Those which have not yet obtained the pollutant discharge license may not discharge pollutants. Pollutant-discharging enterprises, units and other production operators shall pay sewage fees pursuant to the relevant provisions of the State.

2. Law of the People’s Republic of China on Environmental Impact Assessment (《中人民共和國環境影價法》)

According to the Law of the People’s Republic of China on Environmental Impact Assessment (《中人民共和國環境影價法》) promulgated by the SCNPC on October 28, 2002 and latest amended on July 2, 2016, construction entities shall implement the following procedures for their construction projects in accordance with Classification of Construction Project Lists for Environmental Impact Assessments (建目環境影價分管理名) promulgated by the Ministry of Environmental Protection: (i) in case the environmental impact is significant, full assessment reports of environmental impacts shall be prepared; (ii) in case the environmental impact is mild, reports containing environmental impact analyzes and specific assessments shall be prepared; and (iii) in case the environmental impact is minimal, environmental impacts registration forms shall be submitted without any assessments. The project in case construction may not proceed its environmental impact assessment documents fail to pass the review of the competent authority in accordance with the laws and regulations or which are disapproved after review.

3. Law of the People’s Republic of China on Prevention and Control of Water Pollution (《中人民共和國水污染治法》)

According to the Law of the People’s Republic of China on Prevention and Control of Water Pollution (《中人民共和國水污染治法》) promulgated by the SCNPC on May 15, 1996 and latest amended on June 27, 2017, an environmental impact assessment must be conducted lawfully in respect of all projects involving the construction, alternation or expansion of water facilities which discharge pollutions directly or indirectly into water. Facilities for prevention and control of water pollution of construction projects must be designed, constructed and put into use or operation simultaneously with the main facility.

4. Law of the People’s Republic of China on Prevention and Control of Atmospheric Pollution (《中人民共和國大氣污染治法》)

According to the Law of the People’s Republic of China on Prevention and Control of Atmospheric Pollution (《中人民共和國大氣污染治法》) promulgated by the SCNPC on September 5, 1987 and latest amended on August 29, 2015, when construction projects have an impact on atmospheric environment, enterprises and public institutions shall conduct environmental impact assessments and publish the environmental impact assessment documents according to the law; when discharging pollutants to the atmosphere, they shall conform to the atmospheric pollutant discharge standards and abide by the total quantity control requirements for the discharge of key atmospheric pollutants.

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

The unavailability or increase in price of such raw materials could materially and adversely affect our business, financial condition and results of operations. We purchase all of our lithium and boron brine and materials from Qinghai Mining. A substantial portion of raw materials from a limited number of major suppliers. In  2020, our two largest suppliers accounted for approximately 48% and 46% of our material supply purchases, respectively. The concentration of our purchases among a limited number of major suppliers exposes us to a variety of risks that could have a material adverse impact on our revenue and profitability. If we are unable to purchase sufficient amounts of raw materials from these suppliers, or the quality of such raw materials decreases, or could only purchase such raw materials at a premium, the overall productivity and profitability of our operations would be materially and adversely affected, and therefore our business, financial condition and results of operations could be materially and adversely affected.

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

Our company enjoys a preferential enterprise income tax rate of 15% according to tax regulation [2011 No.58], which gives preferential enterprise income tax rate for companies in some preferential industries in western provinces. Pursuant to the PRC Enterprise Income Tax Law (中人民共和國企業所得稅法).There is no assurance that Qinghai Mining and Qinghai Technology will remain qualified as a high and new-technology enterprise so as to enjoy the high and new-technology enterprise rate after the expiration of the Certificate of High and New- Technology Enterprise, in which case Qinghai Mining and Qinghai Technology will be subject to the normal enterprise income tax rate of 25% as for all PRC enterprises. The effective tax rate will therefore significantly increase and may materially and adversely affect Qinghai Mining and Qinghai Technology’s profitability, which may have a material adverse effect on our business, results of operations and financial condition. Also, there can be no assurance that the PRC Enterprise Income Tax Law, its application or its interpretation will not continue to change, in which case the effective income tax rate of Qinghai Mining and Qinghai Technology may increase significantly.

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

There is a limited public market for our common stock in the OTC (Pink) market. We intend to apply for quotation on the OTCBB or OTCBB through a market maker; however, there can be no assurance that our common stock will ever be quoted on any quotation service. In order to be eligible for trading on the OTCBB we must a market maker file an application with FINRA to have our common stock quoted on the OTCBB and remain current in our filings with the Securities and Exchange Commission. In order to be eligible for the OTCQB we must have a minimum bid price of $0.01, have at least 50 beneficial stockholders, each owning at least 100 shares, have a freely traded public float of at least 10% of our issued and outstanding shares of Common Stock or qualify from an exemption thereof and pay initial listing fees. We cannot assure you that an active public market for our common stock will develop or that the market price of our shares will not decline below the public offering price. The public offering price of our shares may not be indicative of prices that will prevail in the trading market following any purchase of your shares.

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

Future sales of substantial amounts of the shares of common stock by substantial stockholders could adversely affect the price of our common stock.

If our existing shareholders sell substantial amounts of the shares, the market price of our common stock could fall. Such sales by our existing shareholders might make it more difficult for us to issue new equity or equity-related securities in the future at a time and place we deem appropriate. If any of our shareholders sell a substantial number of shares, the prevailing market price for our shares could be adversely affected.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the over the counter market since November 9, 2012. Previously our common stock was listed on the NASDAQ Global Select Market under the symbol “HEAT” and had been trading on NASDAQ since January 29, 2009. The following table sets forth the range of the high and low bid prices of our common stock for each quarter in the years ended December 31, 2019 and 2020. These bid prices were obtained from NASDAQ Markets, Inc.  All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2019		2020
	High	Low	High	Low
First Quarter (through March 31)	$.01	.00007	$.84	.31
Second Quarter (through June 30)	.0005	.00001	.45	.26
Third Quarter (through September 30)	.001	.00001	.48	.38
Fourth Quarter (through December 31)	.56	.0001	.70	.24

Holders of Record

On April 14, 2020, there were approximately 74 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company currently produces boric acid in the Peoples Republic of China (PRC) and plans to expand its manufacturing facilities through a JV to produce up to 30,000 tonnes of lithium carbonate annually for the electric vehicle battery market in China, subject to funding. We formerly sold plate heat exchangers and heat pumps and sold those operations on September 30, 2019.

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

The main operating entity, Qinghai Technology was incorporated on December 18, 2018. The business of Qinghai Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001, and is engaged in manufacture and wholesale of boric acid and related compounds for industrial and consumer usage. Qinghai Technology obtains its raw material minerals exclusively from Qinghai Mining and currently processes boric acid by crushing and processing ore.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020.  The Company had less production in the first quarter of 2020; the Company’s factory was reopened one month later than originally planned, and it did not resume the production one week after the factory reopened due to the shortage of master liquid pool resulting from the longer period of shutdown of the machine.  The cost of our coal increased during the first quarter of 2020 due to the overall lockdown in China. The Company’s sales also decreased for the first quarter of 2020 due to logistics restrictions put into place to curb travel. To facilitate sales, the Company reduced its selling price by RMB 50 ($7) per tonne to certain customers.   The number of transportation vehicles has increased to meet the market’s shipping needs since April 2020.  In addition, the Company was able to procure sulfuric acid, a major raw material, from a local supplier at lower prices than usual due to excess supply in the market.  The Company’s production and sales has gradually increasing since April 2020.  Since April 2020, there were some new COVID-19 cases discovered in a few provinces of China. As of today we do not believe that the number of new cases are significant to our operations due to PRC government’s strict control, except with respect to the increase in the average cost of sales as disclosed in Results of Operations – Cost of Sales below.

On March 27, 2020 (PRC time), Qinghai Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (Xi’an Jinzang) to produce up to 30,000 tonnes of battery grade lithium carbonate annually, subject to funding. On April 15, 2020, the parties formed a JV company Qinghai Zhonglixinmo Technology Co., Ltd (Qinghai Zhongli or JV) to process brine supplied by Qinghai Technology. Qinghai Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. The JV cooperation agreement calls for a capital contribution of RMB 140 million ($19,746,000), which shall be paid in three phases according to the project construction progress: RMB 36 million ($5,077,000) to be paid within 10 days from the date of registration and establishment of the JV, RMB 72 million ($10,155,000) to be paid before July 31, 2020, and RMB 32 million ($4,513,000) to be paid before October 31,2020. The JV’s shareholders are required to contribute capital in accordance with their respective shareholding ratio. The capital contribution amount and timing of making the capital contribution can be adjusted upon both parties’ mutual consent. Each party made an initial capital contribution of RMB 5 million ($0.71 million) in April 2020. As of the date of this report, the parties have not made all capital contributions on the dates due, pending financing by the Company, as the capital contribution amount and timing of making the capital contribution can be adjusted anytime upon both parties’ mutual consent. The Company will provide the JV with lithium bearing brine resources at no charge. During the construction and operation of the project, all parties agree to actively raise construction funds by means of bank loans, self-owned funds, etc. if the funds are not raised in time, the term of paid in capital can be extended accordingly upon consensus of all parties.

Related Party Transactions

Due from related parties

Qinghai Technology purchases raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Qinghai Technology received no-interest short-term advances from Qinghai Mining from time to time for daily operational needs. As of December 31, 2020 and 2019, due from Qinghai Mining was $3.11 million and $0.55 million, respectively (the net amount of intercompany transactions between Qinghai Technology and Qinghai Mining). Qinghai Technology purchased boron ore at a cost of $1.52 million and $1.42 million from Qinghai Mining during the years ended December 31, 2020 and 2019, respectively.

On July 1, 2019, Qinghai Technology and Qinghai Mining entered a boron ore purchase contract for a term of one year. Qinghai Mining is to supply Qinghai Technology boron ore based on Qinghai Technology’s monthly production plan at a price of RMB 62 ($9.10) per tonne. The price is adjustable in the future if there is a significant fluctuation of the market price for the boron ore. In the fourth quarter of 2019, this price was adjusted to RMB 70.46 ($10.21) per tonne. In the first quarter of 2020, Qinghai Technology and Qinghai Mining entered a new purchase contract, the price for boron ore was adjusted to RMB 77.5 ($11.10) per tonne, and the price for slag was RMB 30 ($4.41) per tonne. The new purchase contract will be in effect until a replacement contact with new purchase price is entered.

In September 2020, Qinghai Technology sold the Test and Experimental Plant I to Qinghai Mining at cost of RMB 11.41 million ($1.75 million) (see Note 7). The payment term is five years with annual interest of 4.75%.  The first payment of $337,170 is due September 30, 2021. Qinghai Mining guarantees payment with its accounts receivable , and has the right to repay the purchase price in full any time before the maturity date.

During the fourth quarter 2020, the Company made a short-term cash advance of RMB 500,000 ($76,630) to Xi’an Jinzang with no interest and payable upon demand. Xi’an Jinzang repaid the amount in full in January 2021.

Due to related parties

Qinghai Technology uses equipment that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources” which is owned by our Chairman and his brother who are two major shareholders of the Company) for production. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the years ended December 31, 2020 and 2019 was $26,785 and $34,650, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Qinghai Technology was $79,309 and $49,125 at December 31, 2020 and 2019, respectively.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”) which is 90% owned by the son of the Company’s major shareholder and Chairman. For the years ended December 31, 2020 and 2019, the Company’s sales to Dingjia was $141,411 and $149,142, respectively. At December 31, 2020 and 2019, outstanding payable to Dingjia was $20,762 and $56,144, respectively.

In addition, at December 31, 2020 and 2019, the Company had $1,014,591 and $573,263 due to another major shareholder and Chief Executive Officer of the Company, resulting from certain of the Company’s operating expenses such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and payable upon demand.

The following table summarized the due from (to) related parties as of December 31, 2020 and 2019, respectively:

		2020	2019
	Related party name
Due from	Qinghai Mining including $1.75 million sale of CIP	$3,457,488	$1,173,881
Due to	Qinghai Mining	(350,438)	(619,354)
Due from Xi'an Jinzang (NCI of the JV)		76,630	-
Due from, net (current and noncurrent)		$3,183,680	$554,527

Due to	Dingjia	$20,762	$56,144
Due to	Zhongtian Resources	79,309	49,125
Due to	A major shareholder	1,014,591	573,264
Due to, total		$1,114,662	$678,533

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had loss from continuing operations of $244,300 and $184,110 for the years ended December 31, 2020 and 2019, respectively, which raise substantial doubt about the Company’s ability to continue as a going concern.

In addition to current boric acid production business, the Company plans to produce lithium carbonate for the electric vehicle batteries through a recently established JV from brine that is provided by Qinghai Technology for free. The Company will absorb the cost for removing the brine from the Salt Lake which will be transferred to the JV without charge.. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

For the year ended December 31, 2020, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Qinghai Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” For the year ended December 31, 2019, the accompanying CFS include the accounts of the Company’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, we had bad debt allowance for accounts receivable of $19,770 and $0 at December 31, 2020 and 2019.

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

On April 15, 2020, Qinghai Technology and Xi’an Jinzang formed a joint venture company Qinghai Zhongli to process brine supplied by Qinghai Technology. Qinghai Technology owns 51% of the JV and Xi’an Jinzang owns the remaining 49%. During the year ended December 31, 2020, the Company had loss of $14,402 that were attributable to the noncontrolling interest.

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

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2020	% of Sales	2019	% of Sales
Sales	$7,565,802		$6,742,474
Cost of sales	6,669,324	88.2%	5,647,314	83.8%
Gross profit	896,478	11.8%	1,095,160	16.2%
Selling expenses	186,316	2.5%	363,282	5.4%
General and administrative expenses	1,094,269	14.4%	1,192,066	17.7%
Total operating expenses	1,280,585	16.9%	1,555,348	23.1%
Loss from operations	(384,107)	(5.1%)	(460,188)	(6.8%)
Other income	234,113	3.1%	403,233	6.0%
Loss before income taxes	(149,994)	(2.0%)	(56,955)	(0.8%)
Income tax expense	94,306	1.2%	127,155	1.9%
Loss from continuing operations	(244,300)	(3.2%)	(184,110)	(2.7%)
Gain on disposal of discontinued operation, net of tax	-	-%	5,666,187	84.0%
Gain from operations of discontinued entities, net of tax	-	-%	1,625,683	24.1%
Income (loss) before noncontrolling interest	(244,300)	(3.2%)	7,107,760	105.4%
Less: loss attributable to noncontrolling interest from continuing operation	(14,402)	(0.2%)	-	-%
Net income (loss)	$(229,898)	(3.0%)	$7,107,760	105.4%

Sales

Sales for the years ended December 31, 2020 and 2019 was $7,565,802 and $6,742,474, respectively, an increase of $823,328 or 12.2%. For the years ended December 31, 2020 and 2019, the Company’s sales to Dingjia, a related party company 90% owned by the son of the major shareholder and Chairman of the Company, was $141,411 and $149,142, respectively. Due to the outbreak of COVID-19 and related logistic restriction, our sales was decreased during the first quarter of 2020; to facilitate sales, we reduced our selling price by RMB 50 ($7) per tonne to certain customers, and we developed new customers during the second and third quarter of 2020, which mitigated the decreased sales from the first quarter, and resulted an overall increased sales by 12.2% for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Cost of sales

Cost of sales for the years ended December 31, 2020 and 2019 was $6,669,324 and $5,647,314, respectively, an increase of $1,022,010 or 18.1%. The increase was mainly due to increased sales. The cost of sales as a percentage of sales was 88.2% for the year ended December 31, 2020 compared with 83.8% for 2019. The increase in cost of sales as a percentage of sales was mainly due to increased average cost of production. Due to COVID-19 outbreak, our factory was reopened one month later than originally planned, and we did not resume the production one week after the factory reopened due to the drought of master liquid pool resulting from the longer period of shutdown of the machine, we spent additional days and had extra acid and mineral consumption to cultivate the concentration level of master liquid pool. In addition, from July to September 2020, we tested to acquire boron rock from Tibet to produce boric acid to increase our productivity. The Tibet boron rock has higher grade of the mineral deposit and thus the high unit cost, which resulted the increased raw material cost of boric acid production, we stopped acquiring Tibet boron rock in October due to its higher cost.

Gross profit

Gross profit for the years ended December 31, 2020 and 2019 was $896,478 and $1,095,160, respectively, a decrease of $198,682 or 18.1%. The profit margin was 11.8% for the year ended December 31, 2020 compared to 16.2% for the year ended December 31, 2019, the decrease in profit margin was mainly due to increase production cost as described above.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $186,316 for the year ended December 31, 2020, compared to $363,282 for the year ended December 31, 2019, a decrease of $176,966 or 48.7%, mainly resulting from 1) decreased freight out expense of $46,000, which was due to the decrease of diesel price and reduction and exemption of road toll, and 2) decreased salespersons’ salaries of $131,550 resulting from restructure of our sales department for improving its efficiency and cost-saving.

General and administrative expenses consist mainly of salary, R&D, office, welfare, business meeting, maintenance, and utilities. General and administrative expenses were $1,094,269 for the year ended December 31, 2020, compared to $1,192,066 for the year ended December 31 2019, an decrease of $97,797 or 8.2%, mainly resulting from decreased officers’ salary by $120,000, which was partly offset by increased financial advisory expense of $30,400.

Other income

Other income was $234,113 for the year ended December 31, 2020, compared to $403,233 for the year ended December 31, 2019, a decrease of $169,120 or 41.9%. For the year ended December 31, 2020, other income mainly consisted of subsidy income of $192,992 and other income of $41,879. For the year ended December 31, 2019, other income mainly consisted of subsidy income of $410,672.

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

Loss from continuing operations

Loss from continuing operations was $244,300 for the year ended December 31, 2020, compared to $184,110 for the year ended December 31, 2019. The $60,190 or 32.7% increase in loss from continuing operations was mainly due to decreased gross profit by $198,682 and decreased total other income by $169,120, but was partly offset by decreased operating expenses by $274,763 and decreased income tax expense by $32,849.

Gain on disposal of discontinued entities

Gain from disposal of subsidiaries was $5,666,187 for the year ended December 31, 2019. On September 30, 2019, Heat HP, Inc. and Heat PHE, Inc, our wholly owned subsidiaries, sold their respective equity interests in Sandeke Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange for $353.

Gain from operations of discontinued entities

Gain from operations of discontinued entities was $1,625,683 for the year ended December 31, 2019, which was the operations from Sandeke, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange, the Company sold these entities on September 30, 2019.

Net loss

We had a net loss of $229,898 for the year ended December 31, 2020, compared to net income $7,107,760 for the year ended December 31, 2019, an increase of net loss by $7,337,658 or 103.2%. The increase in our net loss mainly resulted from the $5.6 million gain from the disposal of discontinued intities in 2019 as described above.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and equivalents of $972,066. Working capital was $1.21 million at December 31, 2020. The ratio of current assets to current liabilities was 1.36:1 at December 31, 2020.

The following is a summary of cash provided by or used in each of the indicated types of activities during years ended December 31, 2020 and 2019:

	2020	2019
Cash provided by (used in):
Operating activities	$846,714	$344,170
Investing activities	(447,180)	(149,928)
Financing activities	$358,158	$(190,985)

Net cash provided by operating activities was $846,714 for the year ended December 31, 2020, compared to $344,170 for the year ended December 31, 2019. The increase of cash inflow from operating activities for 2020 was principally attributable to increased cash inflow from inventory by $847,468, which was partly offset by decreased cash inflow from advances to suppliers by $279,225 and decreased cash inflow from other receivables by $66,891.

Net cash used in investing activities was $447,180 for the year ended December 31, 2020, compared to $149,928 for the year ended December 31, 2019. Net cash used in investing activities in 2020 was mainly consist of purchase of property and equipment of $312,999 and $134,181 payment for constructing the absorption station for preliminarily extract lithium ion from brine for further concentration and purification. Net cash used in investing activities in 2019 was mainly consist of cash disposed at disposal of subsidiaries.

Net cash provided by financing activities was $358,158 for the year ended December 31, 2020, compared to net cash used in financing activities of $190,985 for the year ended December 31, 2019. The net cash provided by financing activities in 2020 consisted of capital contribution from noncontrolling interest of Qinghai Zhongli by $724,887, and increase in amount owing to other related parties of $429,523, but partly offset by increase in due from Qinghai Mining of $796,252. The net cash used in financing activities in 2019 consisted of increase in due from Qinghai Mining of $560,777, but partly offset by increased amount owing to other related parties of $369,792.

Dividend Distribution

We are a US holding company that conducts substantially all of our business through our wholly owned and other consolidated operating entities in China. We rely in part on dividends paid by our subsidiaries in China for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends by entities organized in China is subject to limitations. In particular, PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our PRC subsidiaries also are required to set aside at least 10% of their after-tax profit based on PRC accounting standards each year to a statutory surplus reserve fund until the accumulative amount of such reserve reaches 50% of registered capital. Appropriation to such reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year. The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. These reserves are not distributable as cash dividends. In addition, our PRC subsidiaries, at their discretion, may allocate a portion of their after-tax profit to their staff welfare and bonus fund, which may not be distributed to equity owners except in the event of liquidation. Moreover, if any of our subsidiaries incur debt on its own behalf in the future, the instruments governing the debt may restrict such subsidiary’s ability to pay dividends or make other distributions to us. Any limitation on the ability of one of our subsidiaries to distribute dividends and other distributions to us could materially and adversely limit our ability to make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and acting principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020, because of a material weakness related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Mao Zhang	74	Chairman of Board of Directors; General Manager of Qinghai Technology
Jimin Zhang	54	Chief Executive Officer and Director
Xudong Wang	45	Chief Financial Officer
Kenneth Scipta	77	Director
Xing Hai Li	57	Director
Ming Wei	55	Director
Liguo Zhang	52	Director

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

Xing Hai Li, serves as a director of our company. For the past five years Mr. Li has been a professor at Central South University of China’s School of Metallurgy and Environment where he has published numerous articles on materials, lithium ion batteries, metallurgical engineering, electrochemistry and conductivity. Mr. Li was selected to serve as a director on our Board due to his broad industry experience and expertise in the lithium production methods. Mr. Li resigned as a director on June 16, 2020

Ming Wei has served as Senior Engineer at Qing Hai Salt Lake Research Institute of Chinese Academy of Sciences for the past 5 years and began his career there in 1990. Mr. Wei served as an advisor to companies in the Qing Hai Province by assisting them develop and utilize mineral resources. Mr. Wei also serves as Secretary General, of Lithium branch of China Inorganic Salt Association since April of 2019. Mr. Wei is currently serving without compensation or pursuant to a written agreement. Mr Wei was appointed to the Board on  June 17, 2020

Liguo Zhang, serves as a director of our company. For the past five years Mr. Zhang has served as a managing partner of the Guo Feng Law Firm where he practices corporate and securities law. Mr. Zhang was selected to serve as a director on our Board due to his experience with the corporate and securities laws in the PRC and his legal experience relating to mining, real estate and chemical production.

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

Board and Committee Meetings

The Board meets on a regularly scheduled basis during the year to review significant developments affecting us and to act on matters requiring their approval. It also holds special meetings when important matters require action between scheduled meetings. Members of senior management regularly attend meetings to report on and discuss their areas of responsibility. During 2020, the Board held four meetings. The Board has three standing committees:

●	the audit committee, which held four meetings in 2020;

●	the compensation committee, which held no meetings in 2020; and

●	the nominating and corporate governance committee, which held no meetings in 2020.

Each of the incumbent directors of the Board attended at least 75% of the aggregate of all meetings of the Board and meetings of committees of our Board upon which they served (during the periods that they served) during 2020.

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

The audit committee met four times during the fiscal year ended December 31, 2020. The audit committee operates under a written charter adopted by the Board of Directors.

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

The compensation committee did not meet in 2020. The compensation committee operates under a written charter adopted by the Board of Directors.

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

The nominating and corporate governance committee did not meet during the fiscal year ended December 31, 2020. The nominating and corporate governance committee operates under a written charter adopted by the Board.

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

Procedures for Shareholder Recommendations of Nominees to the Board of Directors

During 2020, there were no material changes to the procedures described in our Proxy Statement relating to the 2021 Annual Meeting of Shareholders by which shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all such Section 16(a) filing requirements were timely met during 2019.

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

Executive Compensation

The following table sets forth information concerning the compensation for the years ended December 31, 2020 and 2018, of each of our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
Kenneth Scipta	2019	30,000							10,000
	2020	30,000							10,000

Yingkai Wang	2019	21,242	-	-	-	-	-	-	21,242
	2020	21,242	-	-	-	-	-	-	21,242
Jimin Zhang CEO	2019	120,000							120,000	*
	2020	120,000							120,000
Xudong Wang CFO	2019	120,000							120,000	*
		120,000							120,000
Mao Zhang Chairman	2019	240,000							240,000	*
	2020	240,000							240,000

No outstanding equity awards are held or granted to any of our named executive officers at December 31, 2020.

●	Accrued but not paid. Certain executives have agreed to reduce their compensation in 2020.

Agreements with Personnel

Mr. Scipta is compensated $30,000 per year as a director.

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

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2020.

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

As of April 7, 2020, there were 185,986,370 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Ginko International Investment Co, Ltd	20,000,000		10.76

Directors and Named Executive Officers
Mr. Mao Zhang	83,836,959	(1)	45.08%
Mr. Jimin Zhang	46,456,488	(2)	25.00%
Mr. Jian Zhang	22,165,012		11.92%
Mr. Xing Hai Li	0
Mr. Liguo Zhang	0
Mr. Ming Wei	0
Kenneth Scipta	50,000		* %

All Directors and Named Executive Officers as a Group (2 Persons)	152,458,459		82.00%

*           Represents less than 1% of shares outstanding.

(1) Includes 3,211,860 shares of our common stock held by Mr. Zhang’s wife

(2) Includes 8,770,992.00 shares held by Mr. Zhang’s wife and 20,000,000 shares held by Ginko International Investment Co., Ltd, where Mr. Zhang has investment and depository power.

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

Except as disclosed above, there were no transactions with any related persons (as that term is defined in Item 404 in Regulation S-K) during 2020 or 2019, or any currently proposed transaction, in which we were or are to be a participant and the amount involved was in excess of $120,000 and in which any related person had a direct or indirect material interest.

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

Qinghai Technology purchases raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Qinghai Technology received no-interest short-term advances from Qinghai Mining from time to time for daily operational needs. As of December 31, 2020 and 2019, due from Qinghai Mining was $3.11 million and $0.55 million, respectively (the net amount of intercompany transactions between Qinghai Technology and Qinghai Mining). Qinghai Technology purchased boron ore at a cost of $1.52 million and $1.42 million from Qinghai Mining during the years ended December 31, 2020 and 2019, respectively.

On July 1, 2019, Qinghai Technology and Qinghai Mining entered a boron ore purchase contract for a term of one year. Qinghai Mining is to supply Qinghai Technology boron ore based on Qinghai Technology’s monthly production plan at a price of RMB 62 ($9.10) per tonne. The price is adjustable in the future if there is a significant fluctuation of the market price for the boron ore. In the fourth quarter of 2019, this price was adjusted to RMB 70.46 ($10.21) per tonne. In the first quarter of 2020, Qinghai Technology and Qinghai Mining entered a new purchase contract, the price for boron ore was adjusted to RMB 77.5 ($11.10) per tonne, and the price for slag was RMB 30 ($4.41) per tonne. The new purchase contract will be in effect until a replacement contact with new purchase price is entered.

In September 2020, Qinghai Technology sold the Test and Experimental Plant I to Qinghai Mining at cost of RMB 11.41 million ($1.75 million) (see Note 7). The payment term is five years with annual interest of 4.75%.  The first payment of $337,170 is due September 30, 2021. Qinghai Mining guarantees payment with its accounts receivable , and has the right to repay the purchase price in full any time before the maturity date.

During the fourth quarter 2020, the Company made a short-term cash advance of RMB 500,000 ($76,630) to Xi’an Jinzang with no interest and payable upon demand. Xi’an Jinzang repaid the amount in full in January 2021.

Qinghai Technology uses equipment that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources” which is owned by our Chairman and his brother who are two major shareholders of the Company) for production. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the years ended December 31, 2020 and 2019 was $26,785 and $34,650, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Qinghai Technology was $79,309 and $49,125 at December 31, 2020 and 2019, respectively.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”) which is 90% owned by the son of the Company’s major shareholder and Chairman. For the years ended December 31, 2020 and 2019, the Company’s sales to Dingjia was $141,411 and $149,142, respectively. At December 31, 2020 and 2019, outstanding payable to Dingjia was $20,762 and $56,144, respectively.

In addition, at December 31, 2020 and 2019, the Company had $1,014,591 and $573,263 due to another major shareholder and Chief Executive Officer of the Company, resulting from certain of the Company’s operating expenses such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and payable upon demand.

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected Prager Metis as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal years ending December 31, 2019 and 2020.The following table presents the aggregate fees billed for professional services rendered by Prager Metis for the years ended December 31, 2019 and 2020.

	2020	2019
Audit Fees	$165,000	$177,500
Audit-related fees
Tax fees
All other fees
Total	$165,000	$177,500

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

21.1†	Subsidiaries of the Registrant
24.1†	Power of Attorney (Included on the Signature Page of the Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#           Indicates management contract or compensatory plan, contract or arrangement.

†Filed herewith.

‡Furnished herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM & BORON TECHNOLOGY, INC.
(Registrant)

Date: April 15, 2021	By:	/s/ Jimin Zhang
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

Signature	Title	Date

/s/ Jimin Zhang	Chief Executive Officer and Director
Jimin Zhang	(Principal Executive Officer)	April 15, 2021

/s/ Xudong Wang	Acting Chief Accountant
Xudong Wang	(Principal Financial and Accounting Officer)	April 15, 2021

/s/ Mao Zhang	Director	April 15, 2021
Mao Zhang

/s/ Kenneth Scipta	Director	April 15, 2021
Kenneth Scipta

/s/ Ming Wei	Director	April 15, 2021
Ming Wei

/s/ Liguo Zhang	Director	April 15, 2021
Liguo Zhang

Lithium & Boron Technology, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders’, Audit Committee, Board of Directors and Management

Lithium & Boron Technology, Inc.

Opinion on the financial statements

We audited the accompanying consolidated balance sheets of Lithium & Boron Technology, Inc. (“the Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of December 31, 2020, the Company had recurring losses from operations and an accumulated deficit. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Critical Audit Matters below.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters (CAMs)communicated below are matters arising from the 2020 audit of the Company’s financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of CAMs does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the CAMs  below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Lithium & Boron Technology, Inc. April 15, 2021 Page 2 of 2

Related party receivables-sale of CIP – Refer to Note 10 to the financial statements

Critical Audit Matter Description:

During 2020, the Company sold its construction in progress to a related party owned by its principal shareholders for $1.6 million. This amount is included in the related party receivable balance. We identified this related party transaction as a critical audit matter due to the auditor judgment and increased extent of effort to evaluate management’s assessment of the recoverability of a related party receivable which has a payment term of five years.

How the critical audit matter was addressed in the audit

Our principal procedures to address this matter were the following:

Evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the related party receivable, considering the ability of the related party to pay such amounts by obtaining recent financial information and intent of the related party based on settlement of historical transactions.  Additionally, we obtained confirmation of the amounts due from this related party.

Going concern- Refer to Note 2 to the financial statements, as well as Going Concern explanatory paragraph above

Critical Audit Matter Description:

The Company incurred recurring losses from operations and as discussed in Note 1 to the financial statements has a capital commitment of approximately $ 10, 070,000 under the investment and cooperation agreement.

How the critical audit matter was addressed in the audit

Our principal procedures to address this matter were:

Obtained cash flow forecast from the Company, performed audit procedures to evaluate the reasonableness of the forecast by comparing to historical financial statements, financing agreements and cash infusion by shareholders.

Obtained subsequent sales information and agreed to shipping records.

We have served as the Company’s auditor since 2019.

/s/ Prager Metis, CPA’s LLP

El Segundo, California

April 15, 2021

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash and equivalents	$972,066	$160,024
Accounts receivable, net	223,194	577,387
Notes receivable	96,367	79,478
Other receivables	60,226	354
Advances to suppliers, net	242,311	7,490
Due from related parties	1,771,789	554,527
Inventories	1,179,387	1,802,647

Total current assets	4,545,340	3,181,907

NONCURRENT ASSETS
Due from related party	1,411,891	-
Property and equipment, net	1,488,783	1,403,681
Construction in progress	141,846	1,635,912

Total noncurrent assets	3,042,520	3,039,593

TOTAL ASSETS	$7,587,860	$6,221,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$525,775	$332,706
Unearned revenue	64,190	117,188
Accrued liabilities and other payables	1,522,347	1,095,698
Taxes payable	106,651	295,255
Due to related parties	1,114,662	678,533

Total current liabilities	3,333,625	2,519,380

DEFERRED INCOME	1,253,046	1,360,626

TOTAL LIABILITIES	4,586,671	3,880,006

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 500,000,000 shares authorized, 185,968,370 shares issued and outstanding	185,968	185,968
Paid-in capital deficiency	(6,666,351)	(6,666,351)
Statutory reserve	177,843	71,252
Accumulated other comprehensive income (loss)	223,922	(14,600)
Retained earnings	8,328,736	8,765,225

TOTAL COMPANY STOCKHOLDERS' EQUITY	2,250,118	2,341,494

Noncontrolling interest	751,071	-

TOTAL EQUITY	3,001,189	2,341,494

TOTAL LIABILITIES AND EQUITY	$7,587,860	$6,221,500

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31,
	2020	2019

Sales	$7,424,391	$6,593,332
Sales - related party	141,411	149,142

Total sales	7,565,802	6,742,474

Cost of sales	6,669,324	5,647,314

Gross profit	896,478	1,095,160

Operating expenses
Selling	186,316	363,282
General and administrative	1,094,269	1,192,066

Total operating expenses	1,280,585	1,555,348

Loss from operations	(384,107)	(460,188)

Non-operating income
Financial expense	(3,471)	(7,439)
Other income	41,879	-
Interest income	2,713	-
Subsidy income	192,992	410,672

Total non-operating income, net	234,113	403,233

Loss before income tax	(149,994)	(56,955)

Income tax expense	94,306	127,155

Loss from continuing operations	(244,300)	(184,110)

Gain on disposal of discontinued entities, net of tax	-	5,666,187

Gain from operations of discontinued entities, net of tax	-	1,625,683

Income (loss) before noncontrolling interest	(244,300)	7,107,760

Less: loss attributable to noncontrolling interest from continuing operations	(14,402)	-

Net income (loss) to the Company	(229,898)	7,107,760

Other comprehensive item
Foreign currency translation gain attributable to discontinued operations	-	118,877
Foreign currency translation gain (loss) attributable to the Company	238,522	(121,526)
Foreign currency translation gain attributable to noncontrolling interest	60,731	-

Comprehensive income attributable to the Company	$8,624	$7,105,111

Comprehensive gain attributable to noncontrolling interest	$46,329	$-

Basic and diluted weighted average shares outstanding	185,968,370	185,968,370

Basic and diluted loss per share from continuing operations	$(0.00)	$(0.00)

Basic and diluted income per share from discontinued operations	$-	$0.04

Basic and diluted net income (loss) per share	$(0.00)	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Paid-in capital	Statutory	Accumulated other comprehensive	Retained		Noncontrolling
	Shares	Amount	deficiency	reserves	income (loss)	earnings	Total	interest
Balance at January 1, 2019	185,968,370	$185,968	$(7,645,727)	$780,682	$(11,951)	$1,828,717	$(4,862,311)	$-

Net income	-	-	-	-	-	7,107,760	7,107,760	-

Statutory reserve	-	-	-	71,252	-	(71,252)	-	-

Dividend accrued	-	-	-	-	-	(100,000)	(100,000)	-

Disposal of subsidiaries	-	-	979,376	(780,682)	-	-	198,694	-

Foreign currency translation loss	-	-	-	-	(2,649)	-	(2,649)	-

Balance at December 31, 2019	185,968,370	185,968	(6,666,351)	71,252	(14,600)	8,765,225	2,341,494	-

Net loss	-	-	-	-	-	(229,898)	(229,898)	(14,402)

Capital contribution	-	-	-	-	-	-	-	704,742

Dividend accrued	-	-	-	-	-	(100,000)	(100,000)	-

Statutory reserve	-	-	-	106,591	-	(106,591)	-	-

Foreign currency translation loss	-	-	-	-	238,522	-	238,522	60,731

Balance at December 31, 2020	185,968,370	$185,968	$(6,666,351)	$177,843	$223,922	$8,328,736	$2,250,118	$751,071

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income including noncontrolling interest	$(244,300)	$7,107,760
Adjustments to reconcile (loss) income including noncontrolling interest to net cash provided by operating activities:
Depreciation	324,338	311,057
Provision for bad debts	18,702	30,113
Gain on sale of subsidiaries	-	(5,666,187)
Changes in deferred income	(190,790)	(120,752)
(Increase) decrease in assets and liabilities:
Accounts receivable	343,352	38,153
Other receivables	(56,636)	10,255
Advances to suppliers	(221,642)	57,583
Inventories	707,524	(139,944)
Accounts payable	160,865	112,809
Unearned revenue	(57,801)	118,363
Accrued liabilities and other payables	260,832	(1,610,721)
Taxes payable	(197,730)	95,681

Net cash provided by operating activities	846,714	344,170

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(312,999)	-
Construction in progress	(134,181)	-
Cash disposed in disposal of subsidiaries	-	(149,928)

Net cash used in investing activities	(447,180)	(149,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from noncontrolling interest	724,887	-
Changes in due from related parties	(796,252)	(560,777)
Changes in due to related parties	429,523	369,792

Net cash provided by (used in) financing activities	358,158	(190,985)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	54,350	(6,378)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	812,042	(3,121)

CASH AND EQUIVALENTS, BEGINNING OF YEAR	160,024	163,145

CASH AND EQUIVALENTS, END OF YEAR	$972,066	$160,024

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash investing and financing activity:
Sell construction in progress to a related party	$1,654,554	$-

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Lithium & Boron Technology, Inc., (the “Company” or “Lithium Tech”), formerly known as SmartHeat, Inc. (“SmartHeat”), was incorporated August 4, 2006, in the State of Nevada. The Company currently produces boric acid in the Peoples Republic of China (“PRC”) and plans to expand its manufacturing facilities through a joint venture (“JV”) to produce up to 30,000 tonnes of lithium carbonate annually for the electric vehicle battery market in China, subject to funding.

The Company formerly sold plate heat exchangers and heat pumps and sold these operations on September 30, 2019 recording them as discontinued operations.

On December 31, 2018 (the “Closing Date”), the Company entered into and closed a Share Exchange Agreement and Plan of Reorganization, as amended on January 24, 2019 (the “Share Exchange Agreement”) with Mid-Heaven Sincerity International Resources Investment Co., Ltd (Mid-heaven BVI) and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all the shareholders of Mid-heaven BVI (the “Mid-heaven Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Mid-Heaven BVI delivered all issued and outstanding shares of capital stock of Mid-Heaven BVI to the Company, for 106,001,971 shares of the Company’s Common Stock. Mid-heaven BVI, through two subsidiaries, Qinghai Mid-Heaven Sincerity Technology Co., Ltd (“Sincerity”) and Qinghai Mid-Heaven Sincerity Salt-Lake R&D Co., Ltd (“Salt-Lake”) owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Qinghai Technology”).

The acquisition was structured as a tax-free reorganization. As a result of the Share Exchange Agreement, Mid-heaven BVI’s shareholders own approximately 57% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Mid-heaven BVI.

The main operating entity, Qinghai Technology was incorporated December 18, 2018. The business of Qinghai Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001, and is engaged in the manufacture and wholesale sale of boric acid and related compounds for industrial and consumer usage. Qinghai Technology obtains its raw material minerals exclusively from Qinghai Mining and currently processes boric acid by crushing and processing ore.

On September 30, 2019, Heat HP, Inc. and Heat PHE, Inc, wholly owned subsidiaries of the Company, sold all of their respective equity interests in Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump and Heat Exchange for $353. The equity interests were sold to individuals and businesses in the PRC. Each subsidiary was sold for nominal cash consideration as below and, as the transactions were structured as purchases of equity interests, the subsidiary companies retained all liabilities when purchased. Heat HP, Inc. and Heat PHE, Inc. did not have any operations and mainly serve as holding companies.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020.  The Company had less production in the first quarter of 2020; the Company’s factory was reopened one month later than originally planned, and it did not resume production one week after the factory reopened due to the shortage of master liquid pool resulting from the longer period of shutdown of the machine.  The cost of coal increased during the first quarter of 2020 due to the overall lockdown in China. The Company’s sales also decreased for the first quarter of 2020 due to logistics restrictions put into place to curb travel. To facilitate sales, the Company reduced its selling price by RMB 50 ($7) per tonne to certain customers.  The availability of transportation vehicles increased to meet the market’s needs since April 2020.  In addition, the Company was able to procure sulfuric acid, a major raw material, from a local supplier at lower prices than usual due to excess supplies on the market.  The Company’s production and sales has increased since April 2020. Since April 2020, there were some new COVID-19 cases discovered in a few provinces of China as of today, however, the number of new cases are not significant due to PRC government’s strict control, and the Company does not believe the new cases would have a significant impact on the Company’s operations.

On March 27, 2020, Qinghai Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (Xi’an Jinzang) to produce up to 30,000 tonnes of battery grade lithium carbonate annually, subject to funding. On April 15, 2020, the parties formed a JV Qinghai Zhonglixinmo Technology Co., Ltd (“Qinghai Zhongli” or JV) to process brine supplied by Qinghai Technology. Qinghai Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. The JV cooperation agreement calls for a capital contribution of RMB 140 million ($19,746,000), which shall be paid in three phases according to the project construction progress: RMB 36 million ($5,077,000) to be paid within 10 days from the date of registration and establishment of the JV, RMB 72 million ($10,155,000) to be paid before July 31, 2020, and RMB 32 million ($4,513,000) to be paid before October 31,2020. The JV’s shareholders are required to contribute capital in accordance with their respective shareholding ratio. Each party made an initial capital contribution of RMB 5 million ($0.71 million) in April 2020. As of the date of this report, the parties have not made all capital contributions on the dates due, pending financing by the Company, as the capital contribution amount and timing of making the capital contribution can be adjusted anytime upon both parties’ mutual consent. The Company promised and guaranteed that, during the existence of the project company, it will provide the JV with lithium bearing brine resources at no charge. During the construction and operation of the project, all parties agree to actively raise construction funds by means of bank loans, self-owned funds, etc. if the funds are not raised in time, the term of paid in capital can be extended accordingly upon consensus of all parties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had loss from continuing operations of $244,300 and $184,110 for the years ended December 31, 2020 and 2019, respectively, which raise substantial doubt about the Company’s ability to continue as a going concern.

In addition to current boric acid production business, the Company plans to produce lithium carbonate for electric vehicle batteries through a recently established JV from brine that is provided by Qinghai Technology at no charge. The Company will absorb costs for the brine it provides to the JV which is pumped out directly from the nearby Salt Lake. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

Principles of Consolidation

For the year ended December 31, 2020, the accompanying consolidated financial statements include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Qinghai Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” For the year ended December 31, 2019, the accompanying consolidated financial statements include the accounts of the Company’s US parent, and its subsidiaries Heat HP and Heat PHE, and their subsidiaries SanDeKe, Jinhui, SmartHeat Investment, SmartHeat Trading, SmartHeat Pump, and Heat Exchange, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake and Qinghai Technology, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation. The consolidated balance sheet at December 31, 2019 did not include the balance sheets of the Company’s subsidiaries that were sold on September 30, 2019.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowance of $19,770 and $0 at December 31, 2020 and 2019, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material, tools and equipment for production. The advances are interest-free and unsecured. As of December 31, 2020 and 2019, the Company had gross advance to suppliers of $245,058 and $7,490, respectively, and the Company had allowance for advances to suppliers of $2,747 and $0, respectively. In addition, as of December 31, 2020, advances to suppliers also included a prepayment of $30,652 to a third-party company for purchasing equipment and a land use right; total purchase price is $168,585, the remaining $137,933 will be paid within three days after the completion of the land certificate and related deed transfer, or the prepayment will be returned to the Company if failure to obtain the land use certificate and related deed. As of this report date, the Company is still waiting for relevant authorities to process the title transfer of the land use right.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value of the assets. Fair value generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2020 and 2019, there was no significant impairments of its long-lived assets.

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

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the years ended December 31, 2020 and 2019 were immaterial.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.  At December 31, 2020 and 2019, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

The net income (loss) attributed to non-controlling interests was separately designated in the accompanying statements of operations and comprehensive income (loss). Losses attributable to non-controlling interests in a subsidiary may exceed a non-controlling interest’s interests in the subsidiary’s equity. The excess attributable to non-controlling interests is attributed to those interests. non-controlling interests shall continue to be attributed their share of losses even if that attribution results in a deficit non-controlling interests balance.

On April 15, 2020, Qinghai Technology and Xi’an Jinzang formed a joint venture, Qinghai Zhongli, to process brine supplied by Qinghai Technology. Qinghai Technology owns 51% of the JV and Xi’an Jinzang owns the remaining 49%. During the year ended December 31, 2020, the Company had loss of $14,402 attributable to the noncontrolling interest.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 (US$77,000) per bank. Any balance over RMB 500,000 ($77,000) per bank in PRC will not be covered. The Company has not experienced any losses in such accounts.

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

As of December 31, 2020 and 2019, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Leases

On January 1, 2019, the Company adopted ASU  No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet for all leases with terms longer than 12 months and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company concluded the adoption of this ASU did not have a material impact on the Company’s consolidated financial statements since the Company does not have any lease longer than 12 months.

Related Parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company discloses all significant related party transactions.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Management determined the Company’s current operations constitute a single reportable segment in accordance with ASC 280. The Company currently operates in one business and industry segment: manufacture and sale of boric acid. The Company plans to expand its manufacturing facilities through a newly formed joint venture with Qinghai Zhongli in which the Company owns 51% to produce lithium carbonate for the electric vehicle battery market in China. Qinghai Zhongli is currently constructing the production workshop but has no production yet.

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

3. INVENTORIES, NET

Inventories at December 31, 2020 and 2019, respectively, were as follows:

	2020	2019
Raw materials	$275,416	$311,049
Finished goods	903,971	1,491,598
Total	$1,179,387	$1,802,647

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payment. These bank acceptances were issued by customers to the Company and would be honored by the applicable bank. The Company may hold a bank acceptance until the maturity for full payment, or have the bank acceptance cashed out by the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for their own obligations. As of December 31, 2020 and 2019, the Company had notes receivable of $96,367 and $79,478, respectively; and at December 31, 2020, the Company had $1.45 million notes receivable that were endorsed to its vendors, in lieu of payment. The Company was contingently liable for these notes receivable until paid.

5. OTHER RECEIVABLES

Other receivables consisted of the following at December 31, 2020 and 2019:

	2020	2019
VAT tax receivable	$57,364	$-
Prepaid rent (short term)	2,043	-
Other	819	354
Total	$60,226	$354

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2020 and 2019, respectively:

	2020	2019
Structures and improvements	$481,270	$450,136
Production equipment	2,880,146	2,451,859
Vehicle	70,836	-
Equipment	267,235	248,692
Total	3,699,487	3,150,687
Less: accumulated depreciation	(2,210,704)	(1,747,006)
Property and equipment, net	$1,488,783	$1,403,681

Depreciation for the years ended December 31, 2020 and 2019 was $324,338 and $311,057, respectively.

7. CONSTRUCTION IN PROGRESS (“CIP”)

As of December 31, 2020 and 2019, the Company had CIP of $141,846 and $1,635,912, respectively. As of December 31, 2020, the CIP was mainly for Qinghai Zhongli’s Adsorption Station Project, which is the early stage of an integrated lithium carbonate production system. The adsorption station is equipped with liquid storage tank for the adsorption material to be placed inside, and its function is to preliminarily extract lithium mother solution from brine for initial purification; the lithium mother solution will go into evaporation shed for refining and concentration; and the concentrated mother solution (also called lithium water saturated solution) is then sent to the production workshop for precipitation and drying to form the finished product of lithium carbonate. The Company’s current goal is to build 20 adsorption stations by mid of 2023 with expected cost of $16 million; as of December 31, 2020, the Company spent $141,000 for constructing the of first adsorption station; as of this report date, the Company completed most part of the first adsorption station and is currently doing the water pressure testing and installing the adsorbent material into the adsorbent tank; the Company also started the construction of second adsorption station. The Company was committed to pay additional $95,007 based on the various construction - related contracts entered as of December 31, 2020.

As of December 31, 2019, the CIP was mainly for Test and Experimental Plant I. However, Qinghai Technology sold the Test and Experimental Plant I to Qinghai Mining at cost of RMB 11.41 million ($1.75 million) (Note 10) in September 2020. The payment term is five years with annual interest of 4.75%.  The first payment of $337,170 is due September 30, 2021. Qinghai Mining uses its accounts receivable as a guarantee for the repayment, and has the right to repay the purchase price in full any time before the maturity date.

8. TAXES PAYABLE

Taxes payable consisted of the following December 31, 2020 and 2019, respectively:

	2020	2019
Other	$18,331	$29,350
VAT	88,320	265,905
Taxes payable	$106,651	$295,255

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2020 and 2019, respectively:

	2020	2019
Advances from third parties	$6,035	$1,049
Other	561,000	534,275
Accrued salary	955,312	560,374
Total	$1,522,347	$1,095,698

Advances from third parties were short term, non-interest-bearing and due on demand.

As of December 31, 2020 and 2019, other mainly consisted of 1) dividend payable to Northtech of $500,000 and $400,000, respectively; and 2) payables for professional fees and other miscellaneous expenses of $61,000 and $134,275, respectively.

As of December 31, 2020, accrued salary of $955,312 included $840,000 accrued salary for three senior officers. As of December 31, 2019, accrued salary of $560,374 included $480,000 accrued salary for three senior officers.

10. RELATED PARTY TRANSACTIONS

Due from related parties

Qinghai Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Qinghai Technology received no-interest short-term advances from Qinghai Mining for daily operational needs. As of December 31, 2020 and 2019, due from Qinghai Mining was $3.11 million and $0.55 million (the net amount of intercompany transactions between Qinghai Technology and Qinghai Mining), respectively. Qinghai Technology purchased boron ore at a cost of $1.52 million and $1.42 million from Qinghai Mining during the years ended December 31, 2020 and 2019, respectively.

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

In September 2020, Qinghai Technology sold the Test and Experimental Plant I to Qinghai Mining at cost of RMB 11.41 million ($1.75 million) (see Note 7). The payment term is five years with annual interest of 4.75%.  The first payment of $337,170 is due September 30, 2021. As of December 31, 2020, the future minimum payment for next five years is: $337,170, $337,170, $337,170, $337,170 and $400,381.  Qinghai Mining guarantees payment with its accounts receivables, and has the right to repay the purchase price in full any time before the maturity date.

During the fourth quarter 2020, the Company made a short-term cash advance of RMB 500,000 ($76,630) to Xi’an Jinzang (49% NCI of the JV) with no interest and payable upon demand. Xi’an Jinzang repaid the amount in full in January 2021.

Due to related parties

Qinghai Technology used equipment for production that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources”, which is owned by the Chairman and his brother who are also two major shareholders of the Company). The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the years ended December 31, 2020 and 2019 was $26,785 and $34,650, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Qinghai Technology was $79,309 and $49,125 at December 31, 2020 and 2019, respectively.

Qinghai Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”) which is 90% owned by the son of the Company’s major shareholder and Chairman. For the years ended December 31, 2020 and 2019, the Company’s sales to Dingjia was $141,411 and $149,142, respectively. At December 31, 2020 and 2019, payable to Dingjia was $20,762 and $56,144, respectively.

In addition, at December 31, 2020 and December 31, 2019, the Company had $1,014,591 and $573,264 due to another major shareholder of the Company and Chief Executive Officer, resulting from certain Company operating expenses of the US parent company such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of December 31, 2020 and 2019, respectively:

		2020	2019
	Related party name
Due from	Qinghai Mining including $1.75 million sale of CIP	$3,457,488	$1,173,881
Due to	Qinghai Mining	(350,438)	(619,354)
Due from Xi'an Jinzang (NCI of the JV)		76,630	-
Due from, net (current and noncurrent)		$3,183,680	$554,527

Due to	Dingjia	$20,762	$56,144
Due to	Zhongtian Resources	79,309	49,125
Due to	A major shareholder	1,014,591	573,264
Due to, total		$1,114,662	$678,533

11. DEFERRED INCOME

Deferred income consisted mainly of the government subsidy to the Company’s special projects.

The detail of deferred income for the Company’s special projects at December 31, 2020 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$337,170	8/1/2013	10	$250,068	$87,102
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	76,629	5/1/2015	10	43,422	33,207
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,532,591	1/1/2018	10	459,778	1,072,813
Project of high value utilization of magnesium-rich waste liquid	306,518	7/9/2019	10	246,594	59,924
Total	$2,252,908			$999,862	$1,253,046

The detail of deferred income for the Company’s special projects at December 31, 2019 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$315,358	8/1/2013	10	$202,355	$113,003
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	71,672	5/1/2015	10	33,447	38,225
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,433,445	1/1/2018	10	286,689	1,146,756
Project of high value utilization of magnesium-rich waste liquid	286,689	7/9/2019	10	224,047	62,642
Total	$2,107,164			$746,538	$1,360,626

12. SUBSIDY INCOME

Subsidy income consisted of amortization of deferred income for declared special projects and government’s general incentive fund (recorded as income upon receipt) for the years ended December 31, 2020 and 2019, respectively:

	Years Ended December 31,
	2020	2019
Technology upgrade for using lean ore to produce magnesium sulfate	$31,895	$31,892
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	7,249	7,249
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	144,978	144,959
Project of high value utilization of magnesium-rich waste liquid	6,669	226,572
Subsidy for resuming work	2,201	-
Total	$192,992	$410,672

13. DEFERRED TAX ASSETS

As of December 31, 2020 and 2019, respectively, deferred tax assets consisted of the following:

	2020	2019
Deferred tax asset –NOL of US parent company	$1,107,044	$941,203
Less: valuation allowance	(1,107,044)	(941,203)
Deferred tax assets, net	$-	$-

The Company recorded a 100% valuation allowance for deferred tax assets due to the uncertainty of its realization.

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

The US parent company, was incorporated in the US and has net operating losses for income tax purposes, under the 2018 Tax Reform, the net operating losses arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The U.S. parent Company has net operating losses carry forwards for income taxes of approximately $5.27 million at December 31, 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following is a reconciliation of the difference between the actual provision for income taxes and the (benefit) provision computed by applying the federal statutory rate on income before income taxes for the years ended December 31, 2020 and 2019, respectively:

	2020	2019
Tax benefit at U.S. federal statutory rates	$(31,499)	$(11,961)
Foreign income taxed at different rates	20,789	33,908
Tax holiday in PRC	(51,973)	(84,770)
Other	11,939	-
Valuation allowance	145,050	189,978
Tax expense per financial statements	$94,306	$127,155

The income tax expense for the years ended December 31, 2020 and 2019, respectively, consisted of the following:

	2020	2019
Income tax expense – current	$94,306	$127,155
Income tax benefit – deferred	-	-
Total income tax benefit, net	$94,306	$127,155

15. MAJOR CUSTOMERS AND VENDORS

The following table sets forth information as to the Company’s major customers that accounted for 10% or more of the Company’s revenue for the years ended December 31, 2020 and 2019.

For the Year ended December 31, 2020		For the Year ended December 31, 2019
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales
A	14%	A	16%
B	12%	B	-
C	11%	C	14%
D	10%	D	-

The following table sets forth information as to the Company’s major customers that accounted for 10% or more of the Company’s accounts receivable as of December 31, 2020 and 2019.

	As of December 31,
Customer	2020	2019
A	$223,194	$243,975
B	$-	$276,395

Qinghai Technology purchased all of the main raw material boron ore of $1,521,747 and $1,417,547 from Qinghai Mining during the years ended December 31, 2020 and 2019, respectively.

The following table sets forth information as to the Company’s major suppliers that accounted for 10% or more of the Company’s total purchase of sulfuric acid (second major raw material) for the years ended December 31, 2020 and 2019.

For the Year ended December 31, 2020		For the Year ended December 31, 2019
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	48%	A	65%
B	46%	B	-

The following table sets forth information as to the Company’s major suppliers that accounted for 10% or more of the Company’s accounts payable as of December 31, 2020 and 2019.

	As of December 31,
Supplier	2020	2019
A	$-	$87,585
B	240,504	69,875
C	-	45,896
D	$-	$45,441

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

Additionally, in accordance with the Company Laws of the PRC, a domestic enterprise is required to provide surplus reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide discretionary surplus reserve, at the discretion of the BOD, from the profits determined in accordance with the enterprise’s PRC statutory accounts. Appropriation to such reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year. The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Qinghai Technology was established as domestic enterprises and therefore are subject to the above-mentioned restrictions on distributable profits.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company as a dividend.

According to Administrative Measures for the Collection and Utilization of Enterprise Work Safety Funds issued by the PRC Ministry of Finance and the State Administration of Work Safety, for the companies with dangerous goods production or storage, the company is required to make a special reverse for the use of enhancing and improving its safe production conditions. Under PRC GAAP, the reserve is recorded as cost of sales; however, under US GAAP, since the expense has not been incurred and the Company already recorded cost of sales for safety related expenses when incurred, this special reserve was recorded as an appropriation of its after-tax income. At December 31, 2020, the Company had $71,778 production safety related reserve, which was included in $177,843 statutory reserve in the balance sheet. The reserve is calculated at regressive rates levied on revenue in excess of specific amounts as follows:

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