Form 10-Q
period 2021-03-31
Lithium & Boron Technology, Inc.
filed 2021-05-17
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

LITHIUM & BORON TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 16, 2021 there were 185,986,370 shares of common stock outstanding.

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

Item 1. Financial Statements

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED BALANCE SHEETS

	AS OF MARCH 31,	AS OF DECEMBER 31,
	2021 (UNAUDITED)	2020
ASSETS

CURRENT ASSETS
Cash and equivalents	$922,140	$972,066
Accounts receivable, net	233,609	223,194
Prepaid expense	3,550	-
Notes receivable	73,045	96,367
Other receivables	113,468	60,226
Advances to suppliers, net	359,395	242,311
Due from related parties	2,371,479	1,771,789
Inventories	522,138	1,179,387

Total current assets	4,598,824	4,545,340

NONCURRENT ASSETS
Due from related party	1,401,922	1,411,891
Property and equipment, net	1,422,095	1,488,783
Construction in progress	783,141	141,846

Total noncurrent assets	3,607,158	3,042,520

TOTAL ASSETS	$8,205,982	$7,587,860

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$422,468	$525,775
Unearned revenue	189,084	64,190
Accrued liabilities and other payables	1,544,513	1,522,347
Taxes payable	190,965	106,651
Due to related parties	1,852,818	1,114,662

Total current liabilities	4,199,848	3,333,625

DEFERRED INCOME	1,194,132	1,253,046

TOTAL LIABILITIES	5,393,980	4,586,671

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 500,000,000 shares authorized, 185,968,370 shares issued and outstanding	185,968	185,968
Paid-in capital deficiency	(6,666,351)	(6,666,351)
Statutory reserve	198,463	177,843
Accumulated other comprehensive income	190,565	223,922
Retained earnings	8,167,392	8,328,736

TOTAL COMPANY STOCKHOLDERS' EQUITY	2,076,037	2,250,118

Noncontrolling interest	735,965	751,071

TOTAL EQUITY	2,812,002	3,001,189

TOTAL LIABILITIES AND EQUITY	$8,205,982	$7,587,860

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2021	2020

Sales	$1,828,380	$1,010,498

Cost of sales	1,696,118	930,744

Gross profit	132,262	79,754

Operating expenses
Selling	23,055	56,205
Bad debts	-	2,568
General and administrative	274,371	284,434

Total operating expenses	297,426	343,207

Loss from operations	(165,164)	(263,453)

Non-operating income
Financial expense	(189)	-
Other expenses	(60)	(14,349)
Interest income	477	33
Subsidy income	50,737	47,141

Total non-operating income, net	50,965	32,825

Loss before income tax	(114,199)	(230,628)

Income tax expense	11,458	-

Loss before noncontrolling interest	(125,657)	(230,628)

Less: loss attributable to noncontrolling interest	(9,933)	-

Net loss to the Company	(115,724)	(230,628)

Other comprehensive item
Foreign currency translation loss attributable to the Company	(33,357)	(59,196)
Foreign currency translation loss attributable to noncontrolling interest	(5,173)	-

Comprehensive loss attributable to the Company	$(149,081)	$(289,824)

Comprehensive loss attributable to noncontrolling interest	$(15,106)	$-

Basic and diluted weighted average shares outstanding	185,968,370	185,968,370

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	Common Stock		Paid-in capital	Statutory	Accumulated other comprehensive	Retained		Noncontrolling
	Shares	Amount	deficiency	reserves	income (loss)	earnings	Total	interest
Balance at January 1, 2021	185,968,370	$185,968	$(6,666,351)	$177,843	$223,922	$8,328,736	$2,250,118	$751,071

Net loss	-	-	-	-	-	(115,724)	(115,724)	(9,933)

Statutory reserve	-	-	-	20,620	-	(20,620)	-	-

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Foreign currency translation loss	-	-	-	-	(33,357)	-	(33,357)	(5,173)

Balance at March 31, 2021	185,968,370	$185,968	$(6,666,351)	$198,463	$190,565	$8,167,392	$2,076,037	$735,965

	Common Stock		Paid-in capital	Statutory	Accumulated other comprehensive	Retained
	Shares	Amount	deficiency	reserves	income (loss)	earnings	Total
Balance at January 1, 2020	185,968,370	$185,968	$(6,666,351)	$71,252	$(14,600)	$8,765,225	$2,341,494

Net loss	-	-	-	-	-	(230,628)	(230,628)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)

Foreign currency translation loss	-	-	-	-	(59,196)	-	(59,196)

Balance at March 31, 2020	185,968,370	$185,968	$(6,666,351)	$71,252	$(73,796)	$8,509,597	$2,026,670

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(125,657)	$(230,628)
Adjustments to reconcile loss including noncontrolling interest to net cash provided by operating activities:
Depreciation	90,534	76,346
Provision for bad debts	-	2,568
Changes in deferred income	(50,737)	(47,141)
(Increase) decrease in assets and liabilities:
Accounts receivable	(12,152)	84,486
Other receivables	(56,440)	(19,856)
Advances to suppliers	(120,386)	(44,268)
Inventories	657,614	606,756
Prepaid expense	(1,542)	(15,618)
Accounts payable	(77,986)	(192,472)
Unearned revenue	127,027	(10,102)
Accrued liabilities and other payables	(2,351)	32,719
Taxes payable	86,206	31,882

Net cash provided by operating activities	514,130	274,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(33,606)	-
Construction in progress	(650,901)	-

Net cash used in investing activities	(684,507)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in due from related parties	(620,402)	(191,744)
Changes in due to related parties	747,140	112,986

Net cash provided by (used in) financing activities	126,738	(78,758)

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(6,287)	(5,393)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(49,926)	190,521

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	972,066	160,024

CASH AND EQUIVALENTS, END OF PERIOD	$922,140	$350,545

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Lithium & Boron Technology, Inc., (the “Company” or “Lithium Tech”), formerly known as SmartHeat, Inc. (“SmartHeat”), was incorporated August 4, 2006, in the State of Nevada. The Company currently produces boric acid in the PRC and plans to expand its manufacturing facilities through a joint venture (“JV”) to produce up to 30,000 tonnes of lithium carbonate annually for the electric vehicle battery market in China, subject to funding.

On December 31, 2018 (the “Closing Date”), the Company entered into and closed a Share Exchange Agreement and Plan of Reorganization, as amended on January 24, 2019 (the “Share Exchange Agreement”) with Mid-Heaven Sincerity International Resources Investment Co., Ltd (Mid-heaven BVI) and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all the shareholders of Mid-heaven BVI (the “Mid-heaven Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Mid-Heaven BVI delivered all issued and outstanding shares of capital stock of Mid-Heaven BVI to the Company, for 106,001,971 shares of the Company’s Common Stock. Mid-heaven BVI, through two subsidiaries, Qinghai Mid-Heaven Sincerity Technology Co., Ltd (“Sincerity”) and Qinghai Mid-Heaven Sincerity Salt-Lake R&D Co., Ltd (“Salt-Lake”) owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Technology”).

The acquisition was structured as a tax-free reorganization. As a result of the Share Exchange Agreement, Mid-heaven BVI’s shareholders own approximately 57% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Mid-heaven BVI.

The main operating entity, Technology was incorporated December 18, 2018. The business of Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001, and is engaged in the manufacture and wholesale sale of boric acid and related compounds for industrial and consumer usage. Technology obtains its raw material minerals exclusively from Qinghai Mining and currently processes boric acid by crushing and processing ore.

In December 2019, a novel strain of coronavirus (COVID-19) was reported and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020.  However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control; and the Company’s production and sales has started back to normal since April 2020. Since April 2020 to date, there were some new COVID-19 cases discovered in a few provinces of China as of today, however, the number of new cases are not significant due to PRC government’s strict control, and the Company does not believe the new cases would have a significant impact on the Company’s operations in 2021.

On March 27, 2020, Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (Xi’an Jinzang) to produce up to 30,000 tonnes of battery grade lithium carbonate annually, subject to funding. On April 15, 2020, the parties formed a JV Zhonglixinmo Technology Co., Ltd (“Qinghai Zhongli” or JV) to process brine supplied by Qinghai Technology. Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. The JV cooperation agreement calls for a capital contribution of RMB 140 million ($19,746,000), to be paid in three phases according to the project construction progress: RMB 36 million ($5,077,000) to be paid within 10 days from the date of registration and establishment of the JV, RMB 72 million ($10,155,000) to be paid before July 31, 2020, and RMB 32 million ($4,513,000) to be paid before October 31,2020. The JV’s shareholders are required to contribute capital in accordance with their respective shareholding ratio. Each party made an initial capital contribution of RMB 5 million ($0.71 million) in April 2020. As of the date of this report, the parties have not made all capital contributions on the dates due, pending financing by the Company, as the capital contribution amount and timing of making the capital contribution can be adjusted anytime upon both parties’ mutual consent. During the construction and operation of the project, all parties agree to actively raise construction funds by means of bank loans, self-owned funds, etc. if the funds are not raised in time, the term of capital contribution can be extended upon consensus of all parties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had loss of $115,724 and $230,628 for the three months ended March 31, 2021 and 2020, respectively, which raises substantial doubt about the Company’s ability to continue as a going concern.

In addition to current boric acid production business, the Company plans to produce lithium carbonate for electric vehicle batteries through a recently established JV from brine that is provided by Technology. The Company will absorb costs for the brine it provides to the JV which is pumped out directly from the nearby Salt Lake. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurance to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The interim consolidated financial information as of March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC on April 15, 2021.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2021, its consolidated results of operations and cash flows for the three months ended March 31, 2021 and 2020, as applicable, were made.

Principles of Consolidation

For the three months ended March 31, 2021, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowance of $19,631 and $19,770 at March 31, 2021 and December 31, 2020, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material, tools and equipment for production. The advances are interest-free and unsecured. As of March 31, 2021 and December 31, 2020, the Company had gross advance to suppliers of $362,122 and $245,058 respectively, and the Company had allowance for advances to suppliers of $2,727 and $2,747, respectively. In addition, as of March 31, 2021, advances to suppliers also included a prepayment of $30,436 to a third-party company for purchasing equipment and a land use right; total purchase price is $167,395, the remaining $136,959 will be paid within three days after the completion of the land certificate and related deed transfer, or the prepayment will be returned to the Company if failure to obtain the land use certificate and related deed. As of this report date, the Company is still waiting for relevant authorities to process the title transfer of the land use right.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value of the assets. Fair value generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2021 and December 31, 2020, there was no significant impairments of its long-lived assets.

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

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the three months ended March 31, 2021 and 2020 were immaterial.

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

Effective January 1, 2020, the Company adopted ASU 2018-07, "Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of FASB ASC 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. The amendments specify that FASB ASC 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The adoption of ASU 2018-07 did not have an impact on the Company’s CFS.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations.  At March 31, 2021 and December 31, 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

Noncontrolling Interests

The Company follows FASB ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to non-controlling interests even when such allocation might result in a deficit balance.

The net income (loss) attributed to NCI was separately designated in the accompanying statements of operations and comprehensive income (loss). Losses attributable to NCI in a subsidiary may exceed a non-controlling interest’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. non-controlling interests shall continue to be attributed their share of losses even if that attribution results in a deficit non-controlling interests balance.

On April 15, 2020, Technology and Xi’an Jinzang formed a JV, Qinghai Zhongli, to process brine supplied by Technology. Technology owns 51% of the JV and Xi’an Jinzang owns the remaining 49%. During the three months ended March 31, 2021, the Company had loss of $9,933 attributable to the NCI.

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

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, notes receivable, accrued liabilities and accounts payable, carrying amounts approximate their fair value due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value (“FV”) of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

Fair Value Measurements and Disclosures

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The three levels are defined as follow:

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

As of March 31, 2021 and December 31, 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. The Company will elect the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases, and will keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

Operating leases are included in operating lease ROU assets and operating lease liabilities (current and non-current), on the consolidated balance sheets.  The Company did not have any leases as of March 31, 2021.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its FV, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its CFS.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its CFS.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future CFS.

3. INVENTORIES, NET

Inventories at March 31, 2021 and December 31, 2020, respectively, were as follows:

	2021	2020
Raw materials	$229,905	$275,416
Finished goods	292,233	903,971
Total	$522,138	$1,179,387

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payment. These bank acceptances were issued by customers to the Company and would be honored by the applicable bank. The Company may hold a bank acceptance until the maturity for full payment, or have the bank acceptance cashed out by the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for their own obligations. As of March 31, 2021 and December 31, 2020, the Company had notes receivable of $73,045 and $96,367, respectively; and at March 31, 2021, the Company had $0.84 million notes receivable that were endorsed to its vendors, in lieu of payment. The Company was contingently liable for these notes receivable until paid.

5. OTHER RECEIVABLES

Other receivables consisted of the following at March 31, 2021 and December 31, 2020:

	2021	2020
VAT receivable	$102,405	$57,364
Prepaid rent (short term)	6,528	2,043
Other	4,535	819
Total	$113,468	$60,226

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2021 and December 31, 2020, respectively:

	2021	2020
Structures and improvements	$477,872	$481,270
Production equipment	2,887,416	2,880,146
Vehicle	75,890	70,836
Equipment	265,348	267,235
Total	3,706,526	3,699,487
Less: accumulated depreciation	(2,284,431)	(2,210,704)
Property and equipment, net	$1,422,095	$1,488,783

Depreciation for the three months ended March 31, 2021 and 2020 was $90,534 and $76,346, respectively.

7. CONSTRUCTION IN PROGRESS (“CIP”)

As of March 31, 2021 and December 31, 2020, the Company had CIP of $783,141 and $141,846, respectively. The CIP was mainly for Qinghai Zhongli’s Adsorption Station Project, which is the early stage of an integrated lithium carbonate production system. The adsorption station is equipped with a liquid storage tank for the adsorption material to be placed inside, and its function is to preliminarily extract lithium mother solution from brine for initial purification; the lithium mother solution will go into evaporation shed for refining and concentration; and the concentrated mother solution (also called lithium water saturated solution) is then sent to the production workshop for precipitation and drying to form the finished product of lithium carbonate. As of March 31, 2021, the Company spent $783,141 for constructing the adsorption station; as of this report date, the Company completed the construction of two adsorption stations and is currently doing the equipment commissioning for the second absorption station. The Company was committed to pay $203,180 more based on the various construction - related contracts entered as of March 31, 2021.

8. TAXES PAYABLE

Taxes payable consisted of the following March 31, 2021 and December 31, 2020, respectively:

	2021	2020
Other	$22,318	$18,331
VAT	168,647	88,320
Taxes payable	$190,965	$106,651

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2021 and December 31, 2020, respectively:

	2021	2020
Advances from third parties	$23,342	$6,035
Other	612,100	561,000
Accrued salary	909,071	955,312
Total	$1,544,513	$1,522,347

Advances from third parties were short term, non-interest-bearing and due on demand.

As of March 31, 2021 and December 31, 2020, other mainly consisted of 1) dividend payable to Northtech of $525,000 and $500,000, respectively; and 2) payables for professional fees and other miscellaneous expenses of $87,100 and $61,000, respectively.

As of March 31, 2021, accrued salary of $909,071 included $840,000 accrued salary for the three senior officers. As of December 31, 2020, accrued salary of $955,312 included $840,000 accrued salary for three senior officers.

10. RELATED PARTY TRANSACTIONS

Due from related parties

Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Technology received no-interest short-term advances from Qinghai Mining for daily operational needs. As of March 31, 2021 and December 31, 2020, due from Qinghai Mining was $3.77 million and $3.11 million (the net amount of intercompany transactions between Technology and Qinghai Mining), respectively. Technology purchased boron ore of $261,258 and $113,528 from Qinghai Mining during the three months ended March 31, 2021 and 2020, respectively.

On July 1, 2019, Technology and Qinghai Mining entered a boron ore purchase contract for one year. Qinghai Mining is to supply Technology boron ore based on Technology’s monthly production plan at RMB 62 ($9.10) per tonne. The price is adjustable in the future if there is a significant fluctuation of the market price for the boron ore. In the fourth quarter of 2019, this price was adjusted to RMB 70.46 ($10.21) per tonne. In the first quarter of 2020, Technology and Qinghai Mining entered a new purchase contract, the price for boron ore was adjusted to RMB 77.5 ($11.10) per tonne, and the price for slag was RMB 30 ($4.41) per tonne. This purchase contract will be in effect until a replacement contact with new purchase price is entered.

In September 2020, Technology sold the Test and Experimental Plant I to Qinghai Mining at cost of RMB 11.41 million ($1.74 million) (see Note 7). The payment term is five years with annual interest of 4.75%.  The first payment of $334,789 is due September 30, 2021. As of March 31, 2021, the future minimum payments for next five years is: $334,789, $334,789, $334,789, $334,789 and $397,555.  Qinghai Mining guarantees payment with its accounts receivables, and has the right to repay the purchase price in full any time before the maturity date.

During the fourth quarter 2020, the Company made a short-term cash advance of RMB 500,000 ($76,630) to Xi’an Jinzang (49% NCI of the JV) with no interest and payable upon demand. Xi’an Jinzang repaid the amount in full in January 2021.

Due to related parties

Technology used equipment for production that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources”, which is owned by the Chairman and his brother who are also two major shareholders of the Company). The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the three months ended March 31, 2021 and 2020 was $5,586 and $6,263, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Technology was $84,261 and $79,309 at March 31, 2021 and December 31, 2020, respectively.

Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”) which is 90% owned by the son of the Company’s major shareholder and Chairman. For the three months ended March 31, 2021 and 2020, the Company’s sales to Dingjia was $0, respectively. At March 31, 2021 and December 31, 2020, payable to Dingjia was $20,615 and $20,762 respectively.

During the three months ended March 31, 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($608,708) with an annual interest of 6.8% from Xi’an Jinzang. The fund was used for the production and operation activities of Qinghai Zhongli. The Company shall repay RMB 2.5 million ($380,442) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($228,266) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time.

In addition, at March 31, 2021 and December 31, 2020, the Company had $1,135,591 and $1,014,591 due to another major shareholder of the Company and Chief Executive Officer, resulting from certain Company operating expenses of the US parent company such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of March 31, 2021 and December 31, 2020, respectively:

	Related party name	2021	2020
Due from	Qinghai Mining including $1.75 million sale of CIP	$4,635,533	$3,457,488
Due to	Qinghai Mining	(862,132)	(350,438)
Due from Xi'an Jinzang (NCI of the JV)		-	76,630
Due from, net (current and noncurrent)		$3,773,401	$3,183,680

Due to	Dingjia	$20,615	$20,762
Due to	Xi'an Jinzang (NCI of the JV) with 6.8% interest	612,351	-
Due to	Zhongtian Resources	84,261	79,309
Due to	A major shareholder	1,135,591	1,014,591
Due to, total		$1,852,818	$1,114,662

11. DEFERRED INCOME

Deferred income consisted mainly of the government subsidy to the Company’s special projects.

The detail of deferred income for the Company’s special projects at March 31, 2021 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$334,789	8/1/2013	10	$256,672	$78,117
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	76,088	5/1/2015	10	45,019	31,069
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,521,769	1/1/2018	10	494,575	1,027,194
Project of high value utilization of magnesium-rich waste liquid	304,354	7/9/2019	10	246,602	57,752
Total	$2,237,000			$1,042,868	$1,194,132

The detail of deferred income for the Company’s special projects at December 31, 2020 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$337,170	8/1/2013	10	$250,068	$87,102
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	76,629	5/1/2015	10	43,422	33,207
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,532,591	1/1/2018	10	459,778	1,072,813
Project of high value utilization of magnesium-rich waste liquid	306,518	7/9/2019	10	246,594	59,924
Total	$2,252,908			$999,862	$1,253,046

12. SUBSIDY INCOME

Subsidy income consisted of amortization of deferred income for declared special projects and government’s general incentive fund (recorded as income upon receipt) for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,
	2021	2020
Technology upgrade for using lean ore to produce magnesium sulfate	$8,482	$7,881
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	1,928	1,791
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	38,554	35,822
Project of high value utilization of magnesium-rich waste liquid	1,773	1,647
Total	$50,737	$47,141

13. DEFERRED TAX ASSETS

As of March 31, 2021 and December 31, 2020, respectively, deferred tax assets consisted of the following:

	2021	2020
Deferred tax asset –NOL of US parent company	$1,112,735	$1,081,844
Less: valuation allowance	(1,112,735)	(1,081,844)
Deferred tax assets, net	$-	$-

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

The US parent company, was incorporated in the US and has net operating losses (“NOLs”) for income tax purposes, under the 2018 Tax Reform, the NOLs arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The U.S. parent Company has NOLs carry forwards for income taxes of approximately $5.30 million at March 31, 2021. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

Mid-Heaven BVI is a BVI company, and there is no income tax for companies domiciled in the BVI. Sincerity and Salt-Lake are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate tax adjustments. Mid-Heaven BVI, Sincerity and Salt-Lake do not have any operations, and are not expected to have any operations in the future. Technology and Qinghai Zhongli have a 15% preferential PRC income tax rate.

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income before income taxes for the three months ended March 31, 2021 and 2020, respectively:

	2021	2020
Tax benefit at U.S. federal statutory rates	$(23,983)	$(48,432)
Foreign income taxed at different rates	1,317	(3,177)
Tax holiday in PRC	(3,290)	7,943
Other	3,482	-
Valuation allowance	33,932	43,666
Tax expense per financial statements	$11,458	$-

The income tax expense for the three months ended March 31, 2021 and 2020, respectively, consisted of the following:

	2021	2020
Income tax expense – current	$11,458	$-
Income tax benefit – deferred	-	-
Total income tax benefit, net	$11,458	$-

15. MAJOR CUSTOMERS AND VENDORS

The following table sets forth information as to the Company’s major customers that accounted for 10% or more of the Company’s sales for the three months ended March 31, 2021 and 2020.

For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales
A	11%	A	-%
B	11%	B	-%
C	11%	C	-%
D	10%	D	-%
E	-%	E	10%

The Company had one customer that accounted for 10% or more of the Company’s accounts receivable as of March 31, 2021 and December 31, 2020. The accounts receivable from this customer was $233,610 and $211,134 as of March 31, 2021 and December 31, 2020, respectively.

Technology purchased all of its boron ore raw material of $261,258 and $113,528 from Qinghai Mining during the three months ended March 31, 2021 and 2020, respectively. The following table sets forth information as to the Company’s major suppliers that accounted for 10% or more of the Company’s total purchases for the three months ended March 31, 2021 and 2020.

For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A	24%	A	32%
B	13%	B	-%
C	12%	C	-%
D	11%	D	14%

The Company had one supplier that accounted for 10% or more of the Company’s accounts payable as of March 31, 2021 and December 31, 2020. The accounts payable from this supplier was $255,716 and $240,504 as of March 31, 2021 and December 31, 2020, respectively.

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

Additionally, in accordance with the Company Laws of the PRC, a domestic enterprise is required to provide surplus reserve at least 10% of its annual after-tax profit until such reserve has reached 50% of its respective registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to have a discretionary surplus reserve, at the discretion of the BOD, from the profits determined in accordance with the enterprise’s PRC statutory accounts. Appropriation to such reserve by the Company is based on profit arrived at under PRC accounting standards for business enterprises for each year. The profit arrived at must be set off against any accumulated losses sustained by the Company in prior years, before allocation is made to the statutory reserve. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Technology was established as domestic enterprises and therefore are subject to the above-mentioned restrictions on distributable profits.

As a result of these PRC laws and regulations that require annual appropriations of 10% of after-tax income to be set aside prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company as a dividend.

According to Administrative Measures for the Collection and Utilization of Enterprise Work Safety Funds issued by the PRC Ministry of Finance and the State Administration of Work Safety, for the companies with dangerous goods production or storage, the company is required to make a special reverse for the use of enhancing and improving its safe production conditions. Under PRC GAAP, the reserve is recorded as cost of sales; however, under US GAAP, since the expense has not been incurred and the Company already recorded cost of sales for safety related expenses when incurred, this special reserve was recorded as an appropriation of its after-tax income. At March 31, 2021, the Company had $89,307 production safety related reserve, which was included in $198,463 statutory reserve in the balance sheet. The reserve is calculated at regressive rates levied on revenue in excess of specific amounts as follows:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company currently produces boric acid in the Peoples Republic of China (“PRC”) and plans to expand its manufacturing facilities through a Joint Venture (“JV”) to produce up to 30,000 tonnes of lithium carbonate annually for the electric vehicle battery market in China, subject to funding. We sold plate heat exchangers and heat pumps and sold those operations on September 30, 2019.

On December 31, 2018 (the "Closing Date"), we entered into a Share Exchange Agreement and Plan of Reorganization, as amended January 24, 2019 (the “Share Exchange Agreement”) with Mid-Heaven Sincerity International Resources Investment Co., Ltd (Mid-heaven BVI) and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all of the shareholders of Mid-heaven BVI (the “Mid-heaven Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Mid-heaven BVI delivered all of the issued and outstanding shares of capital stock of Mid-Heaven BVI to SmartHeat, for 106,001,971 shares of our Common Stock. Mid-heaven BVI, through two subsidiaries, Qinghai Mid-Heaven Sincerity Technology Co., Ltd (“Sincerity”) and Qinghai Mid-Heaven Sincerity Salt-Lake R&D Co., Ltd (“Salt-Lake”) owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Technology”).

The Acquisition was structured as a tax-free reorganization. As a result of the Share Exchange Agreement, Mid-heaven BVI’s shareholders own approximately 57% of the combined company.  For accounting purposes, the transaction was accounted for as a reverse acquisition of the Company by Mid-heaven BVI.

The main operating entity, Technology was incorporated on December 18, 2018. The business of Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001, and is engaged in manufacture and wholesale of boric acid and related compounds for industrial and consumer usage. Technology obtains its raw material minerals exclusively from Qinghai Mining and currently processes boric acid by crushing and processing ore.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020. However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control, and the Company’s production and sales has gradually increasing since April 2020.  Since April 2020 and to date, there were some new COVID-19 cases discovered in a few provinces of China, and we do not believe that the number of new cases are significant to our operations due to PRC government’s strict control.

On March 27, 2020 (PRC time), Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (Xi’an Jinzang) to produce up to 30,000 tonnes of battery grade lithium carbonate annually, subject to funding. On April 15, 2020, the parties formed a JV company Qinghai Zhonglixinmo Technology Co., Ltd (Qinghai Zhongli or JV) to process brine supplied by Technology. Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. The JV cooperation agreement calls for a capital contribution of RMB 140 million ($19,746,000), which shall be paid in three phases according to the project construction progress: RMB 36 million ($5,077,000) to be paid within 10 days from the date of registration and establishment of the JV, RMB 72 million ($10,155,000) to be paid before July 31, 2020, and RMB 32 million ($4,513,000) to be paid before October 31,2020. The JV’s shareholders are required to contribute capital in accordance with their respective shareholding ratio. The capital contribution amount and timing of making the capital contribution can be adjusted upon both parties’ mutual consent. Each party made an initial capital contribution of RMB 5 million ($0.71 million) in April 2020. As of the date of this report, the parties have not made all capital contributions on the dates due, pending financing by the Company, as the capital contribution amount and timing of making the capital contribution can be adjusted anytime upon both parties’ mutual consent. During the construction and operation of the project, all parties agree to actively raise construction funds by means of bank loans, self-owned funds, etc. if the funds are not raised in time, the term of paid in capital can be extended accordingly upon consensus of all parties.

Related Party Transactions

Due from related parties

Technology purchases raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Technology received no-interest short-term advances from Qinghai Mining from time to time for daily operational needs. As of March 31, 2021 and December 31, 2020, due from Qinghai Mining was $3.77 million and $3.11 million, respectively (the net amount of intercompany transactions between Technology and Qinghai Mining). Qinghai Technology purchased boron ore at a cost of $261,258 and $113,528 from Qinghai Mining during the three months ended March 31, 2021 and 2020, respectively.

On July 1, 2019, Technology and Qinghai Mining entered a boron ore purchase contract for a term of one year. Qinghai Mining is to supply Qinghai Technology boron ore based on Qinghai Technology’s monthly production plan at a price of RMB 62 ($9.10) per tonne. The price is adjustable in the future if there is a significant fluctuation of the market price for the boron ore. In the fourth quarter of 2019, this price was adjusted to RMB 70.46 ($10.21) per tonne. In the first quarter of 2020, Technology and Qinghai Mining entered a new purchase contract, the price for boron ore was adjusted to RMB 77.5 ($11.10) per tonne, and the price for slag was RMB 30 ($4.41) per tonne. The new purchase contract will be in effect until a replacement contact with new purchase price is entered.

In September 2020, Technology sold the Test and Experimental Plant I to Qinghai Mining at cost of RMB 11.41 million ($1.75 million) (see Note 7). The payment term is five years with annual interest of 4.75%.  The first payment of $334,789 is due September 30, 2021. Qinghai Mining guarantees payment with its accounts receivable , and has the right to repay the purchase price in full any time before the maturity date.

Due to related parties

Technology uses equipment that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources” which is owned by our Chairman and his brother who are two major shareholders of the Company) for production. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the three months ended March 31, 2021and 2020 was $5,586 and $6,263, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Technology was $84,261 and $79,309 at March 31, 2021 and December 31, 2020, respectively.

Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”) which is 90% owned by the son of the Company’s major shareholder and Chairman. For the three months ended March 31, 2021 and 2020, the Company’s sales to Dingjia was $0, respectively. At March 31, 2021 and December 31, 2020, outstanding payable to Dingjia was $20,615 and $20,762, respectively.

During the three months ended March 31, 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($608,708) with an annual interest 6.8% from Xi’an Jinzang. The fund was used for the production and operation activities of Qinghai Zhongli. The Company shall repay RMB 2.5 million ($380,442) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($228,266) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time.

In addition, at March 31, 2021 and December 31, 2020, the Company had $1,135,591 and $1,014,591 due to another major shareholder and Chief Executive Officer of the Company, resulting from certain of the Company’s operating expenses such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and payable upon demand.

The following table summarized the due from (to) related parties as of March 31, 2021 and December 31, 2020, respectively:

	Related party name	2021	2020
Due from	Qinghai Mining including $1.75 million sale of CIP	$4,635,533	$3,457,488
Due to	Qinghai Mining	(862,132)	(350,438)
Due from Xi'an Jinzang (NCI of the JV)		-	76,630
Due from, net (current and noncurrent)		$3,773,401	$3,183,680

Due to	Dingjia	$20,615	$20,762
Due to	Xi'an Jinzang (NCI of the JV) with 6.8% interest	612,351	-
Due to	Zhongtian Resources	84,261	79,309
Due to	A major shareholder	1,135,591	1,014,591
Due to, total		$1,852,818	$1,114,662

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had loss of $115,724 and $230,628 for the three months ended March 31, 2021 and 2020, respectively, which raise substantial doubt about the Company’s ability to continue as a going concern.

In addition to current boric acid production business, the Company plans to produce lithium carbonate for the electric vehicle batteries through a recently established JV from brine that is provided by Technology. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

For the three months ended March 31, 2021 and 2020, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, we had bad debt allowance for accounts receivable of $19,631 and $19,770 at March 31, 2021 and December 31, 2020.

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

Noncontrolling Interests

The Company follows FASB ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to NCI even when such allocation might result in a deficit balance.

The net income (loss) attributed to NCIs was separately designated in the accompanying statements of operation and comprehensive income (loss). Losses attributable to non-controlling interests in a subsidiary may exceed an non-controlling interest’s interests in the subsidiary’s equity. The excess attributable to non-controlling interests is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCIs balance.

On April 15, 2020, Technology and Xi’an Jinzang formed a JV company Qinghai Zhongli to process brine supplied by Technology. Technology owns 51% of the JV and Xi’an Jinzang owns the remaining 49%. During the three months ended March 31, 2021, the Company had loss of $9,933 that were attributable to the NCI.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its CFS.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its CFS and related disclosures.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales
Sales	$1,828,380		$1,010,498
Cost of sales	1,696,118	92.8%	930,744	92.1%
Gross profit	132,262	7.2%	79,754	7.9%
Selling expenses	23,055	1.3%	56,205	5.6%
General and administrative expenses	274,371	15.0%	287,002	28.4%
Total operating expenses	297,426	16.3%	343,207	34.0%
Loss from operations	(165,164)	(9.1%)	(263,453)	(26.1%)
Other income	50,965	2.8%	32,825	3.2%
Loss before income taxes	(114,199)	(6.3%)	(230,628)	(22.9%)
Income tax expense	11,458	0.6%	-	-%
Income (loss) before noncontrolling interest	(125,657)	(6.9%)	(230,628)	(22.9%)
Less: loss attributable to noncontrolling interest from continuing operation	(9,933)	(0.6%)	-	-%
Net income (loss)	$(115,724)	(6.3%)	$(230,628)	(22.9%)

Sales for the three months ended March 31, 2021 and 2020 was $1,828,380 and $1,010,498, respectively, an increase of $817,882 or 80.9%. The increase in sales was mainly due to 66% increase in sales quantity and 1% increase in average unit selling price resulting from increased demand, and 14% increase due to change in exchange rate. In the comparable period of 2020, due to the outbreak of COVID-19 and related logistic restriction, our sales was decreased significantly.

Cost of sales

Cost of sales (“COS”) for the three months ended March 31, 2021 and 2020 was $1,696,118 and $930,774, respectively, an increase of $765,374 or 82.2%. The increase was mainly due to increased sales and production. The COS as a percentage of sales was 92.8% for the three months ended March 31, 2021 compared with 92.1% for 2020. The increase in COS as a percentage of sales was mainly due to increased average cost of production resulting from consumption of remaining Tibet boron rock which was carried over from 2020. From July to September 2020, we tested to acquire boron rock from Tibet to produce boric acid to increase our productivity. The Tibet boron rock has higher grade of the mineral deposit and thus the high unit cost, which resulted the increased raw material cost of boric acid production, we stopped acquiring Tibet boron rock in October due to its higher cost. All the Tibet rock which was purchased previously was consumed during the first quarter of 2021

Gross profit

Gross profit for the three months ended March 31, 2021 and 2020 was $132,262 and $79,754, respectively, an increase of $52,508 or 65.8%. The profit margin was 7.2% for the three months ended March 31, 2021 compared to 7.9% for the three months ended March 31, 2020, the decrease in profit margin was mainly due to increased production cost as described above.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $23,055 for the three months ended March 31, 2021, compared to $56,205 for the three months ended March 31, 2020, a decrease of $33,150 or 59.0%, mainly resulting from decreased salespersons’ salaries by $41,700 resulting from restructure of our sales department for improving its efficiency and cost-saving which was partly offset by increased freights expense by $8,000.

General and administrative expenses consist mainly of salary, R&D, office, welfare, business meeting, maintenance, and utilities. General and administrative expenses were $274,371 for the three months ended March 31, 2021, compared to $287,002 for the three months ended March 31 2020, a decrease of $12,631 or 4.4%, mainly resulting from decreased maintenance expense by $15,050 and decreased bad debt expense by $2,568, which was partly offset by increased business entertainment expense by $5,600.

Other income

Other income was $50,965 for the three months ended March 31, 2021, compared to $32,825 for the three months ended March 31, 2020, an increase of $18,140 or 55.3%. For the three months ended March 31, 2021, other income mainly consisted of subsidy income of $50,737. For the three months ended March 31, 2020, other income mainly consisted of subsidy income of $47,141 and non-operating expenses of $14,349.

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

Net loss

We had a net loss of $115,724 for the three months ended March 31, 2021, compared to $230,628 for the three months ended March 31, 2020, a decrease of by $114,904 or 49.8%. The decrease in our net loss mainly resulted from increased sales and decreased operating expenses as described above.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and equivalents of $922,140. Working capital was $398,976 at March 31, 2021. The ratio of current assets to current liabilities was 1.09:1 at March 31, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during three months ended March 31, 2021 and 2020:

	2021	2020
Cash provided by (used in):
Operating activities	$514,130	$274,672
Investing activities	(684,507)	-
Financing activities	126,738	(78,758)

Net cash provided by operating activities was $514,130 for the three months ended March 31, 2021, compared to $274,672 for the three months ended March 31, 2020. The increase of cash inflow from operating activities for 2021 was principally attributable to decreased cash outflow from accounts payable by $114,486 and increased cash inflow from unearned revenue by $137,129, increased cash inflow form taxes payable by $54,324, and decreased net loss by $104,971, despite we had decreased cash form accounts receivable by $96,638 and increased cash outflow from advance to suppliers by $76,118.

Net cash used in investing activities was $684,507 for the three months ended March 31, 2021, compared to $0 for the three months ended March 31, 2020. Net cash used in investing activities in 2021 mainly consisted of purchase of property and equipment of $33,606, and $650,901 payment for constructing the absorption station for preliminarily extract lithium ion from brine for further concentration and purification.

Net cash provided by financing activities was $126,738 for the three months ended March 31, 2021, compared to net cash used in financing activities of $78,758 for the three months ended March 31, 2020. The net cash provided by financing activities in 2021 consisted of amount owing to other related parties of $747,140 include loans from Xi’an Jinzang described below, but partly offset by increase in due from Qinghai Mining of $620,402. The net cash used in financing activities in 2020 consisted of increase in due from Qinghai Mining of $191,744 and increase in due to other related parties of $112,986.

During the three months ended March 31, 2021, Qinghai Zhongli and Xi’an Jinzang (who is the noncontrolling interest shareholder of Qinghai Zhongli) entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($608,708) with an annual interest of 6.8% from Xi’an Jinzang. The fund was used for the production and operation activities of Qinghai Zhongli. The Company shall repay RMB 2.5 million ($380,442) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($228,266) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2020, as amended, which could materially affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index preceding the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 †	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Schema Document
101.CAL†	XBRL Calculation Linkbase Document
101.DEF†	XBRL Definition Linkbase Document
101.LAB†	XBRL Label Linkbase Document
101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITHIUM & BORON TECHNOLOGY, INC.
(Registrant)

Date: May 17, 2021	By:	/s/ Jimin Zhang
Mr. Jimin Zhang Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)