Form 10-Q
period 2021-06-30
Lithium & Boron Technology, Inc.
filed 2021-08-23
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

LITHIUM & BORON TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

60 East Ren-Min Road
Dachaidan

(Da Qaidam Administrative Committee)
XaiXi, Qinghai Province 817000

(Address of principal executive offices)

+86 (24) 2519-7699
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	LBTI	Grey

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 16, 2021 there were 185,986,370 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2021 (UNAUDITED)	2020
ASSETS

CURRENT ASSETS
Cash and equivalents	$2,285,657	$972,066
Accounts receivable, net	13,704	223,194
Prepaid expenses	4,028	-
Advances to suppliers, net	117,669	242,311
Other receivables	192,004	60,226
Notes receivable	32,507	96,367
Due from related parties	2,058,787	1,771,789
Inventories	346,084	1,179,387

Total current assets	5,050,440	4,545,340

NONCURRENT ASSETS
Due from related party	1,426,054	1,411,891
Property and equipment, net	1,500,522	1,488,783
Intangible asset, net	54,279	-
Construction in progress	1,291,020	141,846

Total noncurrent assets	4,271,875	3,042,520

TOTAL ASSETS	$9,322,315	$7,587,860

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$334,944	$525,775
Unearned revenue	641,790	64,190
Accrued liabilities and other payables	1,575,431	1,522,347
Taxes payable	158,973	106,651
Due to related parties	2,293,123	1,114,662

Total current liabilities	5,004,261	3,333,625

DEFERRED INCOME	1,163,759	1,253,046

TOTAL LIABILITIES	6,168,020	4,586,671

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value; 500,000,000 shares authorized, 185,968,370 shares issued and outstanding	185,968	185,968
Paid-in capital deficiency	(6,666,351)	(6,666,351)
Statutory reserves	257,742	177,843
Accumulated other comprehensive income	271,469	223,922
Retained earnings	8,386,855	8,328,736

TOTAL COMPANY STOCKHOLDERS' EQUITY	2,435,683	2,250,118

Noncontrolling interest	718,612	751,071

TOTAL EQUITY	3,154,295	3,001,189

TOTAL LIABILITIES AND EQUITY	$9,322,315	$7,587,860

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

Sales	$4,007,849	$3,228,330	$2,179,469	$2,217,832
Sales - related party	-	101,560	-	101,560
Total sales	4,007,849	3,329,890	2,179,469	2,319,392

Cost of sales	3,292,926	2,904,535	1,596,808	1,973,791

Gross profit	714,923	425,355	582,661	345,601

Operating expenses
Selling	46,057	85,549	23,002	29,344
General and administrative	531,953	613,995	257,582	326,993

Total operating expenses	578,010	699,544	280,584	356,337

Income (loss) from operations	136,913	(274,189)	302,077	(10,736)

Non-operating income
Financial expense	(391)	-	(202)	-
Other income	675	13,405	735	27,754
Interest income	1,176	443	699	410
Subsidy income	101,672	95,635	50,935	48,494

Total non-operating income, net	103,132	109,483	52,167	76,658

Income (loss) before income tax	240,045	(164,706)	354,244	65,922

Income tax expense	91,947	25,933	80,489	25,933

Income (loss) before noncontrolling interest	148,098	(190,639)	273,755	39,989

Less: loss attributable to noncontrolling interest	(39,920)	(2,745)	(29,987)	(2,745)

Net income (loss) to the Company	188,018	(187,894)	303,742	42,734

Other comprehensive items
Foreign currency translation income (loss) attributable to the Company	47,547	(116,962)	80,904	(57,766)
Foreign currency translation income attributable to noncontrolling interest	7,461	1,542	12,634	1,542

Comprehensive income (loss) attributable to the Company	$235,565	$(304,856)	$384,646	$(15,032)

Comprehensive loss attributable to noncontrolling interest	$(32,459)	$(1,203)	$(17,353)	$(1,203)

Basic and diluted weighted average shares outstanding	185,968,370	185,968,370	185,968,370	185,968,370

Basic and diluted net income (loss) per share	$0.00	$(0.00)	$0.00	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-in capital deficiency	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total	Noncontrolling interest
Balance at January 1, 2021	185,968,370	$185,968	$(6,666,351)	$177,843	$223,922	$8,328,736	$2,250,118	$751,071

Net loss	-	-	-	-	-	(115,724)	(115,724)	(9,933)

Statutory reserve	-	-	-	20,620	-	(20,620)	-	-

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Foreign currency translation loss	-	-	-	-	(33,357)	-	(33,357)	(5,173)

Balance at March 31, 2021	185,968,370	185,968	(6,666,351)	198,463	190,565	8,167,392	2,076,037	735,965

Net income	-	-	-	-	-	303,742	303,742	(29,987)

Statutory reserve	-	-	-	59,279	-	(59,279)	-	-

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Foreign currency translation gain	-	-	-	-	80,904	-	80,904	12,634

Balance at June 30, 2021	185,968,370	$185,968	$(6,666,351)	$257,742	$271,469	$8,386,855	$2,435,683	$718,612

	Common Stock
	Shares	Amount	Paid-in capital deficiency	Statutory reserves	Accumulated other comprehensive loss	Retained earnings	Total	Noncontrolling interest
Balance at January 1, 2020	185,968,370	$185,968	$(6,666,351)	$71,252	$(14,600)	$8,765,225	$2,341,494	$-

Net loss	-	-	-	-	-	(230,628)	(230,628)	-

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Foreign currency translation loss	-	-	-	-	(59,196)	-	(59,196)	-

Balance at March 31, 2020	185,968,370	185,968	(6,666,351)	71,252	(73,796)	8,509,597	2,026,670	-

Net income	-	-	-	-	-	42,734	42,734	(2,745)

Capital contribution	-	-	-	-	-	-	-	704,741

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Statutory reserve	-	-	-	64,424	-	(64,424)	-	-

Foreign currency translation loss	-	-	-	-	(57,766)	-	(57,766)	1,542

Balance at June 30, 2021	185,968,370	$185,968	$(6,666,351)	$135,676	$(131,562)	$8,462,907	$1,986,638	$703,538

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) including noncontrolling interest	$148,098	$(190,639)
Adjustments to reconcile income (loss) including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	181,292	151,543
Changes in deferred income	(101,672)	(93,573)
(Increase) decrease in assets and liabilities:
Accounts receivable	211,346	133,902
Prepaid expenses	(1,960)	(15,501)
Advances to suppliers	95,939	(84,597)
Other receivables	(133,001)	(2,526)
Inventories	843,603	935,004
Accounts payable	(131,038)	(32,999)
Unearned revenue	575,912	24,196
Accrued liabilities and other payables	1,869	123,115
Taxes payable	51,159	13,042

Net cash provided by operating activities	1,741,547	960,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(146,967)	(287,221)
Purchase of intangible asset	(54,413)	-
Construction in progress	(1,145,675)	(2,202)

Net cash used in investing activities	(1,347,055)	(289,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from noncontrolling interest	-	711,044
Changes in due from related parties	(268,739)	(640,158)
Changes in due to related parties	1,175,728	256,233

Net cash provided by financing activities	906,989	327,119

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	12,110	(9,048)

NET INCREASE IN CASH AND EQUIVALENTS	1,313,591	989,615

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	972,066	160,024

CASH AND EQUIVALENTS, END OF PERIOD	$2,285,657	$1,149,639

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash investing activities
Transfer of advance to suppliers to intangible asset	$30,903	$-

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

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

The main operating entity, Technology was incorporated December 18, 2018. The business of Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001, and manufactures and wholesales boric acid and related compounds for industrial and consumer use. Technology obtains its raw material brine exclusively from Qinghai Mining and currently processes boric acid by crushing and processing ore from third party suppliers. Technology previously purchased ore from Qinghai Mining; however, Technology recently shifted suppliers to third parties in order to fulfil what management believes will be a short term reliance on ore for the production of boric acid. Management of Technology expects that it will source all material that will be used for both boric acid and lithium carbonate production from Qinghai Mining once the brine processing process receives approval from the relevant governmental authorities.

In December 2019, a novel strain of coronavirus (COVID-19) was reported and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020.  However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control; and the Company’s production and sales started back to normal since April 2020. Since April 2020, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases are not significant due to PRC government’s strict control, and the Company but has noted the impact of COVID-19 in this report where applicable.

On March 27, 2020, Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (“Xi’an Jinzang”) to produce up to 30,000 tonnes of battery grade lithium carbonate annually, subject to funding. On April 15, 2020, the parties formed a joint Venture (“JV”) Zhonglixinmo Technology Co., Ltd (“Qinghai Zhongli” or JV) to process brine supplied by Technology. Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. The JV cooperation agreement calls for a capital contribution of RMB 140 million ($19,746,000), to be paid in three phases according to the project construction progress: RMB 36 million ($5,077,000) to be paid within 10 days from the date of registration and establishment of the JV, RMB 72 million ($10,155,000) to be paid before July 31, 2020, and RMB 32 million ($4,513,000) to be paid before October 31, 2020. The JV’s shareholders are required to contribute capital in accordance with their respective shareholding ratio. Each party made an initial capital contribution of RMB 5 million ($0.71 million) in April 2020. As of the date of this report, the parties have not made all capital contributions on the dates due, pending financing by the Company, as the capital contribution amount and timing can be adjusted anytime upon both parties’ mutual consent. During the construction and operation of the project, all parties agree to raise construction funds by means of bank loans, self-owned funds, etc. if the funds are not raised in time, the term of capital contribution can be extended upon agreement of all parties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated financial statements (“CFS”) were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The interim consolidated financial information as of June 30, 2021 and for the six and three-month periods ended June 30, 2021 and 2020 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the CFS and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on April 15, 2021.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2021, its consolidated results of operations and cash flows for the six and three months ended June 30, 2021 and 2020, as applicable, were made.

Principles of Consolidation

For the six and three months ended June 30, 2021 and 2020, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowance of $19,969 and $19,770 at June 30, 2021 and December 31, 2020, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material, tools and equipment for production. The advances are interest-free and unsecured. As of June 30, 2021 and December 31, 2020, the Company had gross advance to suppliers of $120,443 and $245,058 respectively, and the Company had allowance for advances to suppliers of $2,774 and $2,747, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value of the assets. Fair value generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2021 and December 31, 2020, there was no significant impairments of its long-lived assets.

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

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the six and three months ended June 30, 2021 and 2020 were immaterial.

Share-Based Compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Share-based compensation associated with the issuance of equity instruments to non-employees is measured at the fair value(“FV”) of the equity instrument issued or committed to be issued, as this is more reliable than the FV of the services received. The FV is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations.  At June 30, 2021 and December 31, 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

The net income (loss) attributed to NCI was separately designated in the accompanying statements of operations and comprehensive income (loss). Losses attributable to NCI in a subsidiary may exceed a NCIs interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCIs balance.

On April 15, 2020, Technology and Xi’an Jinzang formed a JV, Qinghai Zhongli, to process brine supplied by Technology. Technology owns 51% of the JV and Xi’an Jinzang owns the remaining 49%. During the six and three months ended June 30, 2021, the Company had loss of $39,920 and $29,987 attributable to the NCI. During the six and three months ended June 30, 2020, the Company had loss of $2,745 and $2,745 attributable to the NCI.

Concentration of Credit Risk

Cash includes cash on hand and demand deposits in accounts maintained within China. Balances at financial institutions and state-owned banks within the PRC are covered by insurance up to RMB 500,000 ($77,000) per bank. Any balance over RMB 500,000 ($77,000) per PRC bank will not be covered. The Company has not experienced any losses in such accounts.

Certain other financial instruments, which subject the Company to concentration of credit risk, consist of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

The operations of the Company are primarily in China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in China, as well as by the general state of the PRC economy.

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

As of June 30, 2021 and December 31, 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

Operating leases are included in operating lease ROU assets and operating lease liabilities (current and non-current), on the consolidated balance sheets.  The Company did not have any leases as of June 30, 2021.

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

Segment Reporting

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Management determined the Company’s current operations constitute a single reportable segment in accordance with ASC 280. The Company currently operates in one business and industry segment: manufacture and sale of boric acid. The Company plans to expand its manufacturing facilities through a newly formed JV with Qinghai Zhongli in which the Company owns 51% to produce lithium carbonate for the electric vehicle battery market in China. Qinghai Zhongli is currently constructing the production workshop but has no production yet.

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

3. INVENTORIES, NET

Inventories at June 30, 2021 and December 31, 2020, respectively, were as follows:

	2021	2020
Raw materials	$221,837	$275,416
Finished goods	124,247	903,971
Total	$346,084	$1,179,387

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payment. These bank acceptances were issued by customers to the Company and would be honored by the applicable bank. The Company may hold a bank acceptance until maturity for full payment, or have the bank acceptance cashed by the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for their own obligations. As of June 30, 2021 and December 31, 2020, the Company had notes receivable of $32,507 and $96,367, respectively; and at June 30, 2021, the Company had $0.65 million notes receivable endorsed to its vendors, in lieu of payment. The Company was contingently liable for these notes receivable until paid.

5. OTHER RECEIVABLES

Other receivables consisted of the following at June 30, 2021 and December 31, 2020:

	2021	2020
VAT receivable	$175,920	$57,364
Prepaid rent (short term)	774	2,043
Other	15,310	819
Total	$192,004	$60,226

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2021 and December 31, 2020, respectively:

	2021	2020
Building structures and improvements	$601,862	$481,270
Production equipment	2,937,119	2,880,146
Vehicle	105,892	70,836
Equipment	269,915	267,235
Total	3,914,788	3,699,487
Less: accumulated depreciation	(2,414,266)	(2,210,704)
Property and equipment, net	$1,500,522	$1,488,783

In May 2021, the Company acquired RMB 1.1 million ($170,270) of land and building structures from a bankrupt company, of which, $115,760 was for building structures including workshop and office, $54,510 was for the land use right (see Note 7). The Company prepaid RMB 200,000 ($30,960) in March 2020, and paid remaining balance of RMB 900,000 ($139,310) in May 2021.

Depreciation for the six months ended June 30, 2021 and 2020 was $181,059 and $151,543, respectively. Depreciation for the three months ended June 30, 2021 and 2020 was $90,525 and $75,197, respectively.

7. INTANGIBLE ASSET, NET

Intangible asset consisted of the following at June 30, 2021:

Land use right	$54,512
Less: accumulated amortization	(233)
Intangible asset, net	$54,279

The Company acquired land use right of $54,512 from a bankrupt company in May 2021, the transfer of Land Use Right Certificate was in process as of this report date. The Company has the right to use the land for 37 years and eight months and is amortizing such rights on a straight-line basis.

Amortization for the six months and three months ended June 30, 2021 was $233 and $233, respectively. Annual amortization for the next five years from June 30, 2021, is expected to be $1,442 for each year.

8. CONSTRUCTION IN PROGRESS (“CIP”)

As of June 30, 2021 and December 31, 2020, the Company had CIP of $1,291,020 and $141,846, respectively. The CIP was mainly for Qinghai Zhongli’s Adsorption Station Project, which is the early stage of an integrated lithium carbonate production system. The adsorption station is equipped with a liquid storage tank for the adsorption material to be placed inside, and its function is to preliminarily extract lithium mother solution from brine for initial purification; the lithium mother solution will go into evaporation shed for refining and concentration; and the concentrated mother solution (also called lithium water saturated solution) is then sent to the production workshop for precipitation and drying to form the finished product of lithium carbonate. As of June 30, 2021, the Company spent $1,291,020 for constructing the adsorption station; as of this report date, the Company completed the construction of No. 1 adsorption stations, and is currently doing the technological transformation for No. 2 refining station for adding the adsorption tank to increase daily production. The Company was committed to pay $196,000 based on the various construction - related contracts entered as of June 30, 2021.

9. TAXES PAYABLE

Taxes payable consisted of the following June 30, 2021 and December 31, 2020, respectively:

	2021	2020
Other	$22,395	$18,331
VAT	136,578	88,320
Taxes payable	$158,973	$106,651

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2021 and December 31, 2020, respectively:

	2021	2020
Advances from third parties	$17,194	$6,035
Other	615,000	561,000
Accrued salary	943,237	955,312
Total	$1,575,431	$1,522,347

Advances from third parties were short term, non-interest-bearing and due on demand.

As of March 31, 2021 and December 31, 2020, other mainly consisted of 1) dividend payable to Northtech of $550,000 and $500,000, respectively; and 2) payables for professional fees and other miscellaneous expenses of $65,000 and $61,000, respectively.

As of June 30, 2021, accrued salary of $943,237 included $840,000 accrued salary for the three senior officers. As of December 31, 2020, accrued salary of $955,312 included $840,000 accrued salary for three senior officers.

11. RELATED PARTY TRANSACTIONS

Due from related parties

Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Technology received no-interest short-term advances from Qinghai Mining for daily operational needs. As of June 30, 2021 and December 31, 2020, due from Qinghai Mining was $3.48 million and $3.11 million (the net amount of intercompany transactions between Technology and Qinghai Mining), respectively. Technology purchased boron ore of $648,840 and $594,526 from Qinghai Mining during the six months ended June 30, 2021 and 2020, respectively. Technology purchased boron ore of $387,582 and $480,998 from Qinghai Mining during the three months ended June 30, 2021 and 2020, respectively.

On July 1, 2019, Technology and Qinghai Mining entered a boron ore purchase contract for one year. Qinghai Mining was to supply Technology boron ore based on Technology’s monthly production plan at RMB 62 ($9.10) per tonne. The price was adjustable if there a significant fluctuation of the market price for boron ore. In the fourth quarter of 2019, this price was adjusted to RMB 70.46 ($10.21) per tonne. In the first quarter of 2020, Technology and Qinghai Mining entered a new purchase contract, the price for boron ore was adjusted to RMB 77.5 ($11.10) per tonne, and the price for slag was RMB 30 ($4.41) per tonne. This purchase contract will be in effect until a replacement contact with a new purchase price is entered.

In September 2020, Technology sold the Test and Experimental Plant I to Qinghai Mining at cost of RMB 11.41 million ($1.77 million). The payment term is five years with annual interest of 4.75%.  The first payment of $340,552 is due September 30, 2021. As of June 30, 2021, the future minimum payments for next five years is: $340,552, $340,552, $340,552, $340,552 and $404,398.  Qinghai Mining guarantees payment with its accounts receivables, and has the right to repay the purchase price in full any time before the maturity date.

During the fourth quarter 2020, the Company made a short-term cash advance of RMB 500,000 ($76,630) to Xi’an Jinzang (49% NCI of the JV) with no interest and payable upon demand. Xi’an Jinzang repaid the amount in full in January 2021.

Due to related parties

Technology used equipment for production that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources”, which is owned by the Chairman and his brother who are also two major shareholders of the Company). The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the six months ended June 30, 2021 and 2020 was $10,122 and $12,620, respectively. The depreciation of these fixed assets for the three months ended June 30, 2021 and 2020 was $4,536 and $6,357, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Technology was $90,245 and $79,309 at June 30, 2021 and December 31, 2020, respectively.

Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”) which is 90% owned by the son of the Company’s major shareholder and Chairman. For the six months ended June 30, 2021, the Company’s sales to Dingjia was $0. For the six and three months ended June 30, 2020, the Company’s sales to Dingjia was $101,560 and $101,560, respectively. At June 30, 2021 and December 31, 2020, payable to Dingjia was $20,970 and $20,762, respectively.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($619,185) with an annual interest of 6.8% from Xi’an Jinzang. The fund was used for the production and operation activities of Qinghai Zhongli. The Company was to repay RMB 2.5 million ($380,442) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($228,266) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time. The Company did not repay the RMB 2.5 million ($380,442) at June 30, 2021; in addition, the Company borrowed additional RMB 2 million ($309,593) with the same terms during the second quarter of 2021 under the oral agreement. The Company recorded $16,539 capitalized interest on CIP as of June 30, 2021.

In addition, at June 30, 2021 and December 31, 2020, the Company had $1,236,591 and $1,014,591 due to another major shareholder of the Company and Chief Executive Officer, resulting from certain Company operating expenses of the US parent company such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of June 30, 2021 and December 31, 2020, respectively:

	Related party name	2021	2020
Due from	Qinghai Mining including $1.77 million sale of CIP	$4,613,977	$3,457,488
Due to	Qinghai Mining	(1,129,136)	(350,438)
Due from Xi'an Jinzang (NCI of the JV)		-	76,630
Due from, net (current and noncurrent)		$3,484,841	$3,183,680

Due to	Dingjia	$20,970	$20,762
Due to	Xi'an Jinzang (NCI of the JV) with 6.8% interest	945,317	-
Due to	Zhongtian Resources	90,245	79,309
Due to	A major shareholder	1,236,591	1,014,591
Due to, total		$2,293,123	$1,114,662

12. DEFERRED INCOME

Deferred income consisted mainly of the government subsidy to the Company’s special projects.

The detail of deferred income for the Company’s special projects at June 30, 2021 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$340,552	8/1/2013	10	$269,604	$70,948
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	77,398	5/1/2015	10	47,729	29,669
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,547,964	1/1/2018	10	541,787	1,006,177
Project of high value utilization of magnesium-rich waste liquid	309,593	7/9/2019	10	252,628	56,965
Total	$2,275,507			$1,111,748	$1,163,759

The detail of deferred income for the Company’s special projects at December 31, 2020 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$337,170	8/1/2013	10	$250,068	$87,102
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	76,629	5/1/2015	10	43,422	33,207
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,532,591	1/1/2018	10	459,778	1,072,813
Project of high value utilization of magnesium-rich waste liquid	306,518	7/9/2019	10	246,594	59,924
Total	$2,252,908			$999,862	$1,253,046

13. SUBSIDY INCOME

Subsidy income consisted of amortization of deferred income for declared special projects and government’s general incentive fund (recorded as income upon receipt) for the six and three months ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30
	2021	2020
Technology upgrade for using lean ore to produce magnesium sulfate	$16,997	$15,643
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	3,863	3,555
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	77,258	71,105
Project of high value utilization of magnesium-rich waste liquid	3,554	3,271
Subsidy for resuming work	-	2,061
Total	$101,672	$95,635

	Three Months Ended June 30,
	2021	2020
Technology upgrade for using lean ore to produce magnesium sulfate	$8,515	$7,762
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	1,935	1,764
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	38,704	35,283
Project of high value utilization of magnesium-rich waste liquid	1,781	1,624
Subsidy for resuming work	-	2,061
Total	$50,935	$48,494

14. DEFERRED TAX ASSETS

As of June 30, 2021 and December 31, 2020, respectively, deferred tax assets consisted of the following:

	2021	2020
Deferred tax asset –NOL of US parent company	$1,129,304	$1,081,844
Less: valuation allowance	(1,129,304)	(1,081,844)
Deferred tax assets, net	$-	$-

The Company recorded a 100% valuation allowance for deferred tax assets due to the uncertainty of its realization.

15. INCOME TAXES

The Company is subject to income taxes by entity on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company’s PRC subsidiaries file their income tax returns online with PRC tax authorities.

The H.R. 1 (the “Tax Reform”), effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulted in changes to existing U.S. tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018 for the U.S. entity of the Company.

The U.S. parent company, was incorporated in the U.S. and has net operating losses (“NOLs”) for income tax purposes, under the 2018 Tax Reform, the NOLs arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The U.S. parent Company has NOLs carry forwards for income taxes of approximately $5.38 million at June 30, 2021. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income (loss) before income taxes for the six months ended June 30, 2021 and 2020, respectively:

	2021	2020
Tax (benefit) at U.S. federal statutory rates	$50,410	$(34,588)
Foreign income taxed at different rates	18,642	8,681
Tax holiday in PRC	(46,605)	(21,701)
Other	9,820	-
Valuation allowance	59,680	73,541
Tax expense per financial statements	$91,947	$25,933

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income (loss) before income taxes for the three months ended June 30, 2021 and 2020, respectively:

	2021	2020
Tax at U.S. federal statutory rates	$74,393	$13,844
Foreign income taxed at different rates	17,326	11,858
Tax holiday in PRC	(43,315)	(29,644)
Other	6,338	-
Valuation allowance	25,747	29,875
Tax expense per financial statements	$80,489	$25,933

The income tax expense for the six months ended June 30, 2021 and 2020, respectively, consisted of the following:

	2021	2020
Income tax expense – current	$91,947	$25,933
Income tax expense – deferred	-	-
Total income tax expense	$91,947	$25,933

The income tax expense for the three months ended June 30, 2021 and 2020, respectively, consisted of the following:

	2021	2020
Income tax expense – current	$80,489	$25,933
Income tax expense – deferred	-	-
Total income tax expense	$80,489	$25,933

16. MAJOR CUSTOMERS AND VENDORS

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales for the six and three months ended June 30, 2021 and 2020.

Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales
A	13%	A	12%
B	11%	B	-%
C	-%	C	15%
D	-%	D	12%
E	-%	E	10%

Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales
A	15%	A	15%
B	12%	B	-%
C	11%	C	-%
D	-%	D	15%
E	-%	E	11%
F	-%	F	10%

The Company had no and one customer that accounted for 10% or more of the Company’s accounts receivable as of June 30, 2021 and December 31, 2020. The accounts receivable from this customer was $0 and $211,134 as of June 30, 2021 and December 31, 2020, respectively.

Technology purchased all of its boron ore raw material of $648,840 and $594,526 from Qinghai Mining during the six months ended June 30, 2021 and 2020, respectively. Technology purchased boron ore of $387,582 and $480,998 from Qinghai Mining during the three months ended June 30, 2021 and 2020, respectively.

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the six and three months ended June 30, 2021 and 2020.

Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A – Qinghai Mining	42%	A – Qinghai Mining	29%
B	18%	B	-%
C	15%	C	14%

Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A – Qinghai Mining	46%	A – Qingai Mining	28%
B	14%	B	-%
C	11%	C	-%
D	16%	D	14%

The Company had two suppliers that accounted for 10% or more of the Company’s accounts payable as of June 30, 2021. The accounts payable to these suppliers was $77,454 and $31,859 as of June 30, 2021, respectively.

The Company had one supplier that accounted for 10% or more of the Company’s accounts payable as of December 31, 2020. The accounts payable to this supplier was $240,504 as of December 31, 2020.

17. STATUTORY RESERVES AND RESTRICTED NET ASSETS

The Company’s ability to pay dividends primarily depends on it receiving funds from its subsidiaries. PRC laws and regulations permit payments of dividends by the Company’s PRC subsidiaries only out of the subsidiary’s retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the financial statements prepared in accordance with US GAAP differ from those reflected in the statutory financial statements of the Company’s PRC subsidiaries.

In accordance with the PRC Regulations on Enterprises with Foreign Investment and their articles of association, a foreign-invested enterprise (“FIE”) established in the PRC is required to provide statutory reserves, which are appropriated from net profit as reported in the FIE’s PRC statutory accounts. An FIE is required to allocate at least 10% of its annual after-tax profit to the surplus reserve until such reserve reaches 50% of its respective registered capital based on the FIE’s PRC statutory accounts. Appropriations to other funds are at the discretion of the BOD for all FIEs. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, shareholders of an FIE are required to contribute capital to satisfy the registered capital requirement of the FIE. Until such contribution of capital is satisfied, the FIE is not allowed to repatriate profits to its shareholders, unless otherwise approved by the State Administration of Foreign Exchange. Sincerity, incorporated on July 9, 2018 in China as a wholly foreign-owned enterprise (“WFOE”) with registered capital of $1.00 million, has 10 years from the incorporation date to fulfill the registered capital requirement.

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

According to Administrative Measures for the Collection and Utilization of Enterprise Work Safety Funds issued by the PRC Ministry of Finance and the State Administration of Work Safety, for the companies with dangerous goods production or storage, the company is required to make a special reverse for the use of enhancing and improving its safe production conditions. Under PRC GAAP, the reserve is recorded as cost of sales; however, under US GAAP, since the expense has not been incurred and the Company already recorded cost of sales for safety related expenses when incurred, this special reserve was recorded as an appropriation of its after-tax income. At June 30, 2021, the Company had $110,725 production safety related reserve, which was included in $257,742 statutory reserve in the balance sheet. The reserve is calculated at regressive rates levied on revenue in excess of specific amounts as follows:

Annual revenue amount	Reserve ratio
Less than RMB 10 million ($1.41 million)	4.0% of annual revenue
Over RMB 10 million ($1.41 million), but less than RMB 100 million ($14.13 million)	2.0% of annual revenue
Over RMB 100 million ($14.13 million), but less than RMB 1 billion ($141.25 million)	0.5% of annual revenue
Over RMB 1 billion ($141.25 million)	0.2% of annual revenue

18. COMMITMENTS

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

Beginning in July 2021, Management of Technology began shifting suppliers to third parties in order to fulfil what management believes will be a short term reliance on ore for the production of boric acid. Management of Technology expects that it will source all material and compounds that will be used for both boric acid and lithium carbonate production from Qinghai Mining once the brine processing process receives approval from the relevant governmental authorities.  Management of the Company believes  that the change in suppliers is consistent with the Company’s long term plans to obtain all raw materials from brine process which will be consistent with environmental policies and the long term business plan of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company currently produces boric acid in the Peoples Republic of China (“PRC”) and plans to expand its manufacturing facilities through a Joint Venture (“JV”) to produce up to 30,000 tonnes of lithium carbonate annually for the electric vehicle battery market in China, subject to funding. We sold our plate heat exchangers and heat pump operations on September 30, 2019.

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

The main operating entity, Technology was incorporated on December 18, 2018. The business of Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001, and manufactures and wholesales boric acid and related compounds for industrial and consumer usage. Technology obtains its brine exclusively from Qinghai Mining and currently processes boric acid by crushing and processing ore from third party suppliers. Technology previously purchased ore from Qinghai Mining; however, Technology recently shifted suppliers to third parties in order to fulfil what management believes will be a short term reliance on ore for the production of boric acid. Management of Technology expects that it will source all material and compounds that will be used for both boric acid and lithium carbonate production from Qinghai Mining once the brine processing process receives approval from the relevant governmental authorities.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020. However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control, and the Company’s production and sales has been gradually increasing since April 2020.  Since April 2020 and to date, there were some new COVID-19 cases discovered in a few provinces of China, and we do not believe the number of new cases is significant to our operations due to PRC government’s strict control but have noted its impact where applicable in this report.

On March 27, 2020 (PRC time), Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (“Xi’an Jinzang”) to produce up to 30,000 tonnes of battery grade lithium carbonate annually, subject to funding. On April 15, 2020, the parties formed a JV company Qinghai Zhonglixinmo Technology Co., Ltd (“Qinghai Zhongli” or JV) to process brine supplied by Technology. Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. The JV cooperation agreement calls for a capital contribution of RMB 140 million ($19,746,000), to be paid in three phases according to the project construction progress: RMB 36 million ($5,077,000) to be paid within 10 days from the date of registration and establishment of the JV, RMB 72 million ($10,155,000) to be paid before July 31, 2020, and RMB 32 million ($4,513,000) to be paid before October 31,2020. The JV’s shareholders are required to contribute capital in accordance with their respective shareholding ratio. The capital contribution amount and timing can be adjusted upon both parties’ mutual consent. Each party made an initial capital contribution of RMB 5 million ($0.71 million) in April 2020. As of the date of this report, the parties have not made all capital contributions on the dates due, pending financing by the Company, as the capital contribution amount and timing can be adjusted anytime upon both parties’ mutual consent. During the construction and operation of the project, all parties agree to actively raise construction funds by means of bank loans, self-owned funds, etc. if the funds are not raised in time, the term of paid in capital can be extended accordingly upon agreement of all parties.

Related Party Transactions

Due from related parties

Technology purchased raw material boron rock from Qinghai Mining (owned by three major shareholders of the Company); in addition, Technology received no-interest short-term advances from Qinghai Mining from time to time for daily operational needs. As of June 30, 2021 and December 31, 2020, due from Qinghai Mining was $3.48 million and $3.11 million, respectively (the net amount of intercompany transactions between Technology and Qinghai Mining). Qinghai Technology purchased boron ore at a cost of $648,840 and $594,526 from Qinghai Mining during the six months ended June 30, 2021 and 2020, respectively. Qinghai Technology purchased boron ore at a cost of $387,582 and $480,998 from Qinghai Mining during the three months ended June 30, 2021 and 2020, respectively.

On July 1, 2019, Technology and Qinghai Mining entered a boron ore purchase contract for a term of one year. Qinghai Mining was to supply Qinghai Technology boron ore based on Qinghai Technology’s monthly production plan at RMB 62 ($9.10) per tonne. The price was adjustable if there is a significant fluctuation of the market price for the boron ore. In the fourth quarter of 2019, this price was adjusted to RMB 70.46 ($10.21) per tonne. In the first quarter of 2020, Technology and Qinghai Mining entered a new purchase contract, the price for boron ore was adjusted to RMB 77.5 ($11.10) per tonne, and the price for slag was RMB 30 ($4.41) per tonne. The new purchase contract will be in effect until a replacement contact with new purchase price is entered.

In September 2020, Technology sold the Test and Experimental Plant I to Qinghai Mining at cost of RMB 11.41 million ($1.77 million). The payment term is five years with annual interest of 4.75%.  The first payment of $340,552 is due September 30, 2021. Qinghai Mining guarantees payment with its accounts receivable, and has the right to repay the purchase price in full any time before the maturity date.

Due to related parties

Technology uses equipment that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources”) for production which is owned by our Chairman and his brother who are two major shareholders of the Company. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the six months ended June 30, 2021and 2020 was $10,122 and $12,620, respectively. The depreciation of these fixed assets for the three months ended June 30, 2021and 2020 was $4,536 and $6,357, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Technology was $90,245 and $79,309 at June 30, 2021 and December 31, 2020, respectively.

Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”) which is 90% owned by the son of the Company’s major shareholder and Chairman. For the six months ended June 30, 2021 and 2020, the Company’s sales to Dingjia was $0 and $101,560, respectively. For the three months ended June 30, 2021 and 2020, the Company’s sales to Dingjia was $0 and $101,560, respectively. At June 30, 2021 and December 31, 2020, outstanding payable to Dingjia was $20,970 and $20,762, respectively.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($619,185) with an annual interest of 6.8% from Xi’an Jinzang. The fund was used for the production and operation activities of Qinghai Zhongli. The Company was to repay RMB 2.5 million ($380,442) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($228,266) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time. The Company did not repay the RMB 2.5 million ($380,442) at June 30, 2021; in addition, the Company borrowed additional RMB 2 million ($309,593) with same terms during the second quarter of 2021 under the oral agreement. The Company recorded $16,539 capitalized interest on CIP as of June 30, 2021.

In addition, at June 30, 2021 and December 31, 2020, the Company had $1,236,591 and $1,014,591 due to another major shareholder and Chief Executive Officer of the Company, resulting from certain of the Company’s operating expenses such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and payable upon demand.

The following table summarized the due from (to) related parties as of June 30, 2021 and December 31, 2020, respectively:

	Related party name	2021	2020
Due from	Qinghai Mining including $1.77 million sale of CIP	$4,613,977	$3,457,488
Due to	Qinghai Mining	(1,129,136)	(350,438)
Due from Xi'an Jinzang (NCI of the JV)		-	76,630
Due from, net (current and noncurrent)		$3,484,841	$3,183,680

Due to	Dingjia	$20,970	$20,762
Due to	Xi'an Jinzang (NCI of the JV) with 6.8% interest	945,317	-
Due to	Zhongtian Resources	90,245	79,309
Due to	A major shareholder	1,236,591	1,014,591
Due to, total		$2,293,123	$1,114,662

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

Principles of Consolidation

For the six and three months ended June 30, 2021 and 2020, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, we had bad debt allowance for accounts receivable of $19,969 and $19,770 at June 30, 2021 and December 31, 2020.

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

Deferred Income

Deferred income consists primarily of government grants and subsidies for supporting the Company’s technology innovation and transformation of boric acid, lithium and magnesium sulfate projects. The Company used most of the subsidies to purchase machinery and equipment. Deferred income is amortized to revenue (other income) over the life of the assets for which the grant and subsidy was used for. Subsidies for declared project fund require government inspection to ensure proper use of the funds for the designated project.

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

The net income (loss) attributed to NCIs was separately designated in the accompanying statements of operation and comprehensive income (loss). Losses attributable to NCIs in a subsidiary may exceed an NCIs interests in the subsidiary’s equity. The excess attributable to NCIs is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCIs balance.

On April 15, 2020, Technology and Xi’an Jinzang formed a JV company Qinghai Zhongli to process brine supplied by Technology. Technology owns 51% of the JV and Xi’an Jinzang owns the remaining 49%. During the six and three months ended June 30, 2021, the Company had loss of $39,920 and $29,987 that were attributable to the NCI. During the six and three months ended June 30, 2020, the Company had loss of $2,745 and $2,745 that were attributable to the NCI.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its CFS.

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

Results of Operations

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales
Sales	$4,007,849		$3,329,890
Cost of sales	3,292,926	82.2%	2,904,535	87.2%
Gross profit	714,923	17.8%	425,355	12.8%
Selling expenses	46,057	1.1%	85,549	2.6%
General and administrative expenses	531,953	13.3%	613,995	18.4%
Total operating expenses	578,010	14.4%	699,544	21.0%
Income (loss) from operations	136,913	3.4%	(274,189)	(8.2)%
Other income	103,132	2.6%	109,483	3.3%
Income (loss) before income taxes	240,045	6.0%	(164,706)	(4.9)%
Income tax expense	91,947	2.3%	25,933	0.8%
Income (loss) before noncontrolling interest	148,098	3.7%	(190,639)	(5.7)%
Less: loss attributable to noncontrolling interest	(39,920)	(1.0)%	(2,745)	(0.1)%
Net income (loss) to the Company	$188,018	4.7%	$(187,894)	(5.6)%

Sales

Sales for the six months ended June 30, 2021 and 2020 was $4,007,849 and $3,329,890, respectively, an increase of $677,959 or 20.4%. The increase in sales was mainly due to an 8% increase in sales quantity, a 2% increase in average unit selling price and a 10% increase due to change in exchange rate.  In the comparable period of 2020, due to the outbreak of COVID-19 and related logistic restriction, our sales decreased, especially in the first quarter of 2020.

Cost of sales

Cost of sales (“COS”) for the six months ended June 30, 2021 and 2020 was $3,292,926 and $2,904,535, respectively, an increase of $388,391 or 13.4%. The increase was mainly due to increased sales and production. The COS as a percentage of sales was 82.2% for the six months ended June 30, 2021 compared with 87.2% for 2020. The decrease in COS as a percentage of sales was mainly due to decreased average cost of production. In the comparable period of 2020, we had abnormal high COS as a percentage of sales; due to COVID19 outbreak, our factory was reopened one month later than originally planned, and we did not resume the production one week after the factory reopened due to the drought of master liquid pool resulting from the longer period of shutdown of the machine, we spent additional days and had extra acid and mineral consumption to cultivate the concentration level of master liquid pool.

Gross profit

Gross profit for the six months ended June 30, 2021 and 2020 was $714,923 and $425,355, respectively, an increase of $289,568 or 68.1%. The profit margin was 17.8% for the six months ended June 30, 2021 compared to 12.8% for the six months ended June 30, 2020, the increase in profit margin was mainly due to decreased production cost as described above.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $46,057 for the six months ended June 30, 2021, compared to $85,549 for the six months ended June 30, 2020, a decrease of $39,492 or 46.2%, mainly resulting from decreased salespersons’ salaries by $40,980 resulting from restructure of our sales department for improving its efficiency and cost-saving which was partly offset by increased other selling expenses by $1480.

General and administrative expenses consist mainly of salary, R&D, office, welfare, business meeting, maintenance, and utilities. General and administrative expenses were $531,953 for the six months ended June 30, 2021, compared to $613,995 for the six months ended June 30 2020, a decrease of $82,042 or 13.4%, mainly resulting from decreased officer salary expense by $240,000, which was partly offset by increased business entertainment expense by $65,470 increased R&D Expense by $25,120, increased vehicle expense by $16,330, increased consulting expense by $10,480, increased office expense by $9,230, increased welfare expense by $8,470 and increased other G&A expenses by $22,860.

Other income

Other income was $103,132 for the six months ended June 30, 2021, compared to $109,483 for the six months ended June 30, 2020, a decrease of $6,351 or 5.8%. For the six months ended June 30, 2021, other income mainly consisted of subsidy income of $101,672 and interest income $1,176. For the six months ended June 30, 2020, other income mainly consisted of subsidy income of $95,635 and other non-operating income of $13,405.

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

Net income (loss)

We had net income of $188,018 for the six months ended June 30, 2021, compared to net loss of $187,894 for the six months ended June 30, 2020, an increase in net income by $375,912 or 200.1%. The increase in our net income mainly resulted from increased sales and decreased operating expenses as described above.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales
Sales	$2,179,469		$2,319,392
Cost of sales	1,596,808	73.3%	1,973,791	85.1%
Gross profit	582,661	26.7%	345,601	14.9%
Selling expenses	23,002	1.1%	29,344	1.3%
General and administrative expenses	257,582	11.8%	326,993	14.1%
Total operating expenses	280,584	12.9%	356,337	15.4%
Income (loss) from operations	302,077	13.9%	(10,736)	(0.5)%
Other income	52,167	2.4%	76,658	3.3%
Income before income taxes	354,244	16.3%	65,922	2.8%
Income tax expense	80,489	3.7%	25,933	1.1%
Income before noncontrolling interest	273,755	12.6%	39,989	1.7%
Less: loss attributable to noncontrolling interest	(29,987)	(1.3)%	(2,745)	(0.1)%
Net income	$303,742	13.9%	$42,734	1.8%

Sales

Sales for the three months ended June 30, 2021 and 2020 was $2,179,469 and $2,319,392, respectively, a decrease of $139,923 or 6.0%. The decrease in sales was mainly due to a decreased sales quantity of 16% resulting from 1) less boric acid inventory carried over from prior periods, and 2) temporary decreased mine production resulting from rectifying the mines in the area by the authority for environment protection. but was partly offset by a 3% increase in average unit selling price and a 7% increase due to change in exchange rate.

Cost of sales

Cost of sales (“COS”) for the three months ended June 30, 2021 and 2020 was $1,596,808 and $1,973,791, respectively, a decrease of $376,983 or 19.1%. The decrease was mainly due to decreased sales and production. The COS as a percentage of sales was 73.3% for the three months ended June 30, 2021 compared with 85.1% for 2020. The decrease in COS as a percentage of sales was mainly due to decreased average cost of production. In the second quarter of 2020, we had abnormal high COS as a percentage of sales resulting from delayed factory reopening due to COVID-19, and extra cost spent for to cultivating the concentration level of master liquid pool which was drought due to the longer period of shutdown of the machine.

Gross profit

Gross profit for the three months ended June 30, 2021 and 2020 was $582,661 and $345,601, respectively, an increase of $237,060 or 68.6%. The profit margin was 26.7% for the three months ended June 30, 2021 compared to 14.9% for the three months ended June 30, 2020, the increase in profit margin was mainly due to decreased production cost as described above.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $23,002 for the three months ended June 30, 2021, compared to $29,344 for the three months ended June 30, 2020, a decrease of $6,342 or 21.6%, mainly resulting from decreased freight expense by $7,605 which was partly offset by increased other selling expenses by $1,260.

General and administrative expenses consist mainly of salary, R&D, office, welfare, business meeting, maintenance, and utilities. General and administrative expenses were $257,582 for the three months ended June 30, 2021, compared to $326,993 for the three months ended June 30 2020, a decrease of $69,411 or 21.2%, mainly resulting from decreased salary expense by $120,000 and decreased other G&A expenses by $11,050, which was partly offset by increased business entertainment expense by $61,640.

Other income

Other income was $52,167 for the three months ended June 30, 2021, compared to $76,658 for the three months ended June 30, 2020, a decrease of $24,491 or 31.9%. For the three months ended June 30, 2021, other income mainly consisted of subsidy income of $50,935 and interest income of $699. For the three months ended June 30, 2020, other income mainly consisted of subsidy income of $48,494 and non-operating income of $27,754.

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

Net income

We had net income of $303,742 for the three months ended June 30, 2021, compared to $42,734 for the three months ended June 30, 2020, an increase of $261,008 or 610.8%. The increase in our net income mainly resulted from increased gross profit and decreased operating expenses as described above.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and equivalents of $2,285,657. Working capital was $46,179 at June 30, 2021. The ratio of current assets to current liabilities was 1.01:1 at June 30, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during six months ended June 30, 2021 and 2020:

	2021	2020
Cash provided by (used in):
Operating activities	$1,741,547	$960,967
Investing activities	(1,347,055)	(289,423)
Financing activities	906,989	327,119

Net cash provided by operating activities was $1,741,547 for the six months ended June 30, 2021, compared to $960,967 for the six months ended June 30, 2020. The increase of cash inflow from operating activities the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was principally attributable to increased cash inflow from unearned revenue by $551,716, increased cash inflow form taxes payable by $38,117, increased cash inflow from accounts receivable by $77,444, and decreased cash outflow from advance to suppliers by $180,536, which was partly offset by decreased cash inflow from inventory by $91,401.

Net cash used in investing activities was $1,347,055 for the six months ended June 30, 2021, compared to $289,423 for the six months ended June 30, 2020. Net cash used in investing activities in 2021 mainly consisted of purchase of property and equipment of $146,967, purchase of intangible asset of $54,413, and $1,145,675 payment for constructing the absorption station for preliminarily extract lithium ion from brine for further concentration and purification. Net cash used in investing activities in 2020 was mainly consisted of purchase of property and equipment of $287,221.

Net cash provided by financing activities was $906,989 for the six months ended June 30, 2021, compared to $327,119 for the six months ended June 30, 2020. The net cash provided by financing activities in 2021 consisted of amount due to other related parties of $1,175,728 include loans from Xi’an Jinzang described below, but partly offset by increase in due from Qinghai Mining of $268,739. The net cash provided by financing activities in 2020 consisted of capital contribution from noncontrolling interest Qinghai Zhongli by $711,044, and increase in amount due to other related parties of $256,233, but partly offset by increase in due from Qinghai Mining of $640,158.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($619,185) with an annual interest of 6.8% from Xi’an Jinzang. The fund was used for the production and operation activities of Qinghai Zhongli. The Company was to repay RMB 2.5 million ($380,442) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($228,266) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time. The Company did not repay the RMB 2.5 million ($380,442) at June 30, 2021; in addition, the Company borrowed additional RMB 2 million ($309,593) with same terms during the second quarter of 2021 under the oral agreement. The Company recorded $16,539 capitalized interest on CIP as of June 30, 2021.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

EXHIBIT INDEX

Exhibit No.	Document Description
31.1 †	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 †	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 †	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	Inline XBRL Instance Document
101.SCH†	Inline XBRL Schema Document
101.CAL†	Inline XBRL Calculation Linkbase Document
101.DEF†	Inline XBRL Definition Linkbase Document
101.LAB†	Inline XBRL Label Linkbase Document
101.PRE†	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LITHIUM & BORON TECHNOLOGY, INC.
(Registrant)

Date: August 23, 2021	By:	/s/ Jimin Zhang
Mr. Jimin Zhang Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)