Form 10-Q
period 2021-09-30
Lithium & Boron Technology, Inc.
filed 2021-11-15
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

LITHIUM & BORON TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 8, 2021, there were 185,986,370 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIUM & BORON TECHNOLOGY, INC
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2021 (UNAUDITED)	2020
ASSETS

CURRENT ASSETS
Cash and equivalents	$2,192,191	$972,066
Accounts receivable, net	-	223,194
Prepaid expenses	18,342	-
Advances to suppliers, net	99,680	242,311
Other receivables	196,143	60,226
Notes receivable	-	96,367
Due from related parties	-	1,771,789
Inventories	248,575	1,179,387

Total current assets	2,754,931	4,545,340

NONCURRENT ASSETS
Due from related party, net	-	1,411,891
Property and equipment, net	1,431,741	1,488,783
Intangible asset, net	50,108	-
Construction in progress	1,516,122	141,846

Total noncurrent assets	2,997,971	3,042,520

TOTAL ASSETS	$5,752,902	$7,587,860

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$339,120	$525,775
Unearned revenue	58,009	64,190
Accrued liabilities and other payables	1,596,269	1,522,347
Taxes payable	213,836	106,651
Due to related parties	2,696,884	1,114,662

Total current liabilities	4,904,118	3,333,625

DEFERRED INCOME	1,108,490	1,253,046

TOTAL LIABILITIES	6,012,608	4,586,671

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000 shares authorized, 185,968,370 shares issued and outstanding	185,968	185,968
Paid-in capital deficiency	(6,666,351)	(6,666,351)
Statutory reserves	243,905	177,843
Accumulated other comprehensive income	258,331	223,922
Retained earnings	5,021,088	8,328,736

TOTAL COMPANY STOCKHOLDERS' EQUITY (DEFICIT)	(957,059)	2,250,118

Noncontrolling interest	697,353	751,071

TOTAL EQUITY (DEFICIT)	(259,706)	3,001,189

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$5,752,902	$7,587,860

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020

Sales	$5,464,652	$5,458,052	$1,456,803	$2,229,722
Sales - related party	-	202,130	-	100,570
Total sales	5,464,652	5,660,182	1,456,803	2,330,292

Cost of sales	4,205,605	5,031,305	912,679	2,126,770

Gross profit	1,259,047	628,877	544,124	203,522

Operating expenses
Selling	53,418	125,407	7,361	39,858
Bad debts for due from related party	3,523,085	-	3,523,085	-
General and administrative	887,718	922,681	355,765	308,686

Total operating expenses	4,464,221	1,048,088	3,886,211	348,544

Loss from operations	(3,205,174)	(419,211)	(3,342,087)	(145,022)

Non-operating income (expenses)
Financial expense	(3,914)	(3,365)	(3,523)	(2,974)
Other income (expense)	(5,037)	39,651	(5,712)	26,246
Interest income	2,998	1,833	1,822	999
Subsidy income	152,963	143,726	51,291	48,091

Total non-operating income, net	147,010	181,845	43,878	72,362

Loss before income tax	(3,058,164)	(237,366)	(3,298,209)	(72,660)

Income tax expense	166,839	47,117	74,892	21,184

Loss before noncontrolling interest	(3,225,003)	(284,483)	(3,373,101)	(93,844)

Less: loss attributable to noncontrolling interest	(58,417)	(8,554)	(18,497)	(5,809)

Net loss to the Company	(3,166,586)	(275,929)	(3,354,604)	(88,035)

Other comprehensive items
Foreign currency translation gain (loss) attributable to the Company	34,409	45,671	(13,138)	162,633
Foreign currency translation gain (loss) attributable to noncontrolling interest	4,699	29,234	(2,762)	27,692

Comprehensive income (loss) attributable to the Company	$(3,132,177)	$(230,258)	$(3,367,742)	$74,598

Comprehensive income (loss) attributable to noncontrolling interest	$(53,718)	$20,680	$(21,259)	$21,883

Basic and diluted weighted average shares outstanding	185,968,370	185,968,370	185,968,370	185,968,370

Basic and diluted net income (loss) per share	$(0.02)	$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(UNAUDITED)

	Common Stock
	Shares	Amount	Paid-in capital deficiency	Statutory reserves	Accumulated other comprehensive income	Retained earnings	Total	Noncontrolling interest
Balance at January 1, 2021	185,968,370	$185,968	$(6,666,351)	$177,843	$223,922	$8,328,736	$2,250,118	$751,071

Net loss	-	-	-	-	-	(115,724)	(115,724)	(9,933)

Statutory reserve	-	-	-	20,620	-	(20,620)	-	-

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Foreign currency translation loss	-	-	-	-	(33,357)	-	(33,357)	(5,173)

Balance at March 31, 2021	185,968,370	185,968	(6,666,351)	198,463	190,565	8,167,392	2,076,037	735,965

Net income	-	-	-	-	-	303,742	303,742	(29,987)

Statutory reserve	-	-	-	59,279	-	(59,279)	-	-

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Foreign currency translation gain	-	-	-	-	80,904	-	80,904	12,634

Balance at June 30, 2021	185,968,370	185,968	(6,666,351)	257,742	271,469	8,386,855	2,435,683	718,612

Net income	-	-	-	-	-	(3,354,604)	(3,354,604)	(18,497)

Statutory reserve	-	-	-	(13,837)	-	13,837	-	-

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Foreign currency translation gain	-	-	-	-	(13,138)	-	(13,138)	(2,762)

Balance at September 30, 2021	185,968,370	$185,968	$(6,666,351)	$243,905	$258,331	$5,021,088	$(957,059)	$697,353

	Common Stock
	Shares	Amount	Paid-in capital deficiency	Statutory reserves	Accumulated other comprehensive loss	Retained earnings	Total	Noncontrolling interest
Balance at January 1, 2020	185,968,370	$185,968	$(6,666,351)	$71,252	$(14,600)	$8,765,225	$2,341,494	$-

Net loss	-	-	-	-	-	(230,628)	(230,628)	-

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Foreign currency translation loss	-	-	-	-	(59,196)	-	(59,196)	-

Balance at March 31, 2020	185,968,370	185,968	(6,666,351)	71,252	(73,796)	8,509,597	2,026,670	-

Net income	-	-	-	-	-	42,734	42,734	(2,745)

Capital contribution	-	-	-	-	-	-	-	704,742

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Statutory reserve	-	-	-	64,424	-	(64,424)	-	-

Foreign currency translation loss	-	-	-	-	(57,766)	-	(57,766)	1,542

Balance at June 30, 2021	185,968,370	185,968	(6,666,351)	135,676	(131,562)	8,462,907	1,986,638	703,539

Net income	-	-	-	-	-	(88,035)	(88,035)	(5,809)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Statutory reserve	-	-	-	10,974	-	(10,974)	-	-

Foreign currency translation loss	-	-	-	-	162,633		162,633	27,692

Balance at September 30, 2020	185,968,370	$185,968	$(6,666,351)	$146,650	$31,071	$8,338,898	$2,036,236	$725,422

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(3,225,003)	$(284,483)
Adjustments to reconcile loss including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	272,855	236,026
Bad debt expense for due from related party	3,523,085	-
Changes in deferred income	(152,516)	(141,167)
(Increase) decrease in assets and liabilities:
Accounts receivable	225,036	164,434
Prepaid expenses	(16,321)	(18,642)
Advances to suppliers	113,513	(83,051)
Other receivables	(137,906)	(18,997)
Inventories	940,019	1,097,154
Accounts payable	(93,104)	(38,817)
Unearned revenue	(6,586)	(64,304)
Accrued liabilities and other payables	(1,994)	248,051
Taxes payable	106,765	49,122

Net cash provided by operating activities	1,547,843	1,145,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(175,156)	(301,080)
Purchase of intangible asset	(50,759)	-
Construction in progress	(1,376,376)	(32,400)

Net cash used in investing activities	(1,602,291)	(333,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from noncontrolling interest	-	715,130
Changes in due from related parties	(313,101)	(892,286)
Changes in due to related parties	1,584,374	348,724

Net cash provided by financing activities	1,271,273	171,568

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	3,300	30,133

NET INCREASE IN CASH AND EQUIVALENTS	1,220,125	1,013,547

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	972,066	160,024

CASH AND EQUIVALENTS, END OF PERIOD	$2,192,191	$1,173,571

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash investing activities
Transfer of advance to suppliers to intangible asset	$30,905	$-
Sale of the construction in progress to related party company	$-	$1,632,277

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

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

On December 31, 2018 (the “Closing Date”), the Company entered into and closed a Share Exchange Agreement and Plan of Reorganization, as amended on January 24, 2019 (the “Share Exchange Agreement”) with Mid-Heaven Sincerity International Resources Investment Co., Ltd (Mid-heaven BVI) and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all the shareholders of Mid-heaven BVI (the “Mid-heaven Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Mid-Heaven BVI delivered all issued and outstanding shares of capital stock of Mid-Heaven BVI to the Company, for 106,001,971 shares of the Company’s Common Stock. Mid-heaven BVI, through two subsidiaries, Qinghai Mid-Heaven Sincerity Technology Co., Ltd (“Sincerity”) and Qinghai Mid-Heaven Sincerity Salt-Lake R&D Co., Ltd (“Salt-Lake”) owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Technology”). On November 4, 2021, Mr. Jimin Zhang purchased a total of 106,001,971 shares of common stock of the Company at a purchase price of $.001 per share (80,625,099 shares from Mao Zhang, 22,165,012 shares from Jian Zhang, and 3,211,860 shares from Ying Zhao). After giving effect to the purchases, Mr. Jimin Zhang now holds, directly or indirectly, a total of 152,769,779 shares of Common Stock which represents approximately 82% of the Company’s issued and outstanding Common Stock.

The main operating entity, Technology was incorporated December 18, 2018. The business of Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001, and manufactures and wholesales boric acid and related compounds for industrial and consumer use. Technology obtains its raw material brine exclusively from Qinghai Mining and currently processes boric acid by crushing and processing ore from third party suppliers. Technology previously purchased ore from Qinghai Mining; however, Technology recently shifted suppliers to third parties in order to fulfill what management believes will be a short-term reliance on ore for the production of boric acid. Management of Technology expects that it will source all material that will be used for both boric acid and lithium carbonate production from Qinghai Mining once the brine processing process receives approval from the relevant governmental authorities, the Company expected to receive the approval in the end of 2021.

In December 2019, a novel strain of coronavirus (COVID-19) was reported, and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020.  However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control; and the Company’s production and sales started back to normal since April 2020. Since April 2020 to date, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases are not significant due to PRC government’s strict control, and the Company but has noted the impact of COVID-19 in this report where applicable.

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

In order to maintain the normal operation of the Company; in July 2021, Technology Company entered a processing contract to provide boric acid commissioned processing service at processing fee of RMB 2,000 ($308) per ton with boron provided by the customer. On August 31, 2021, two parties signed the supplement agreement, the final settlement price was RMB 2450 ($375) per ton. In September 2021, Technology Company entered a new agreement with the same customer, where the Company provide the boric acid manufacturing facility, equipment, auxiliary equipment, necessary utilities, and workers for the customer to produce the boric acid by themselves. The customer was required to pay RMB 400,000 ($61,680) per month for a facility usage fee to the Company, or RMB 500,000 ($77,090) per month if the customer wants to use the Company’s low-grade abandoned slag.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had net loss of $3.17 million and $0.28 million for the nine months ended September 30, 2021 and 2020, respectively; the Company had net loss of $3.35 million and $88,035 for the three months ended September 30, 2021 and 2020, respectively; the Company stopped produce and selling boron acid starting from September 2021 due to  decreased mine production resulting from rectifying the mines in the area by the authority for environment protection, which raise substantial doubt about the Company’s ability to continue as a going concern.

Because the Company ceased obtaining ore for the production of boric acid from its affiliate, the Company leased out the boric acid manufacturing facility, equipment and auxiliary equipment for a monthly fee in order to provide interim cash flow and maintain  revenues from boric acid operations. The Company plans to produce lithium carbonate that can be sold for the electric vehicle battery use and is currently at test production stage. The Company expects to generate additional revenues and cash flow once it receives  government approval of the official production process which is expected by late fourth quarter 2021 or early first quarter 2022. Management also intends to raise additional funds by way of a private or public offerings, by obtaining loans from banks or form other sources of debt or equity capital. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The interim consolidated financial information as of September 30, 2021 and for the nine and three-month periods ended September 30, 2021 and 2020 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the CFS and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on April 15, 2021.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2021, its consolidated results of operations and cash flows for the nine and three months ended September 30, 2021 and 2020, as applicable, were made.

Principles of Consolidation

For the nine and three months ended September 30, 2021 and 2020, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowance of $19,891 and $19,770 at September 30, 2021 and December 31, 2020, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material, tools and equipment for production. The advances are interest-free and unsecured. As of September 30, 2021 and December 31, 2020, the Company had gross advance to suppliers of $102,443 and $245,058 respectively, and the Company had allowance for advances to suppliers of $2,763 and $2,747, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value of the assets. Fair value generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2021 and December 31, 2020, there was no significant impairments of its long-lived assets.

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

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs typically upon receipts of the goods by customers. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday. The Company also provides boric acid commissioned processing service with boron material provided by the customer; the Company recognizes revenue when the final products are picked up by the customer at the Company’s warehouse, where the control transfers to the customer.

Cost of Sales

Cost of sales consists primarily of material costs and direct labor and manufacturing overhead attributable to the production of the products. Write-down of inventory to lower of cost or net realizable value is also recorded in cost of sales.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the nine and three months ended September 30, 2021 and 2020 were immaterial.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations.  At September 30, 2021 and December 31, 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

On April 15, 2020, Technology and Xi’an Jinzang formed a JV, Qinghai Zhongli, to process brine supplied by Technology. Technology owns 51% of the JV and Xi’an Jinzang owns the remaining 49%. During the nine and three months ended September 30, 2021, the Company had loss of $58,417 and $18,497 attributable to the NCI. During the nine and three months ended September 30, 2020, the Company had loss of $8,554 and $5,809 attributable to the NCI.

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

As of September 30, 2021 and December 31, 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases, and will keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

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

Operating leases are included in operating lease ROU assets and operating lease liabilities (current and non-current), on the consolidated balance sheets.  The Company did not have any leases as of September 30, 2021.

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

3. INVENTORIES, NET

Inventories at September 30, 2021 and December 31, 2020, respectively, were as follows:

	2021	2020
Raw materials	$164,681	$275,416
Finished goods	83,894	903,971
Total	$248,575	$1,179,387

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payment. These bank acceptances were issued by customers to the Company and would be honored by the applicable bank. The Company may hold a bank acceptance until maturity for full payment or have the bank acceptance cashed by the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for their own obligations. As of September 30, 2021 and December 31, 2020, the Company had notes receivable of $0 and $96,367, respectively; and at September 30, 2021, the Company had $0.23 million notes receivable endorsed to its vendors, in lieu of payment. The Company was contingently liable for these notes receivable until paid.

5. OTHER RECEIVABLES

Other receivables consisted of the following at September 30, 2021 and December 31, 2020:

	2021	2020
VAT receivable	$179,195	$57,364
Prepaid rent (short term)	1,696	2,043
Other	15,252	819
Total	$196,143	$60,226

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2021 and December 31, 2020, respectively:

	2021	2020
Building structures and improvements	$627,633	$481,270
Production equipment	2,925,661	2,880,146
Vehicle	105,479	70,836
Equipment	268,863	267,235
Total	3,927,636	3,699,487
Less: accumulated depreciation	(2,495,895)	(2,210,704)
Property and equipment, net	$1,431,741	$1,488,783

In May 2021, the Company acquired RMB 1.1 million ($170,270) of land and building structures from a bankrupt company, of which, $115,760 was for building structures including workshop and office, $54,510 was for the land use right (see Note 7). The Company prepaid RMB 200,000 ($30,960) in March 2020, and paid remaining balance of RMB 900,000 ($139,310) in May 2021.

Depreciation for the nine months ended September 30, 2021 and 2020 was $272,313 and $236,026, respectively. Depreciation for the three months ended September 30, 2021 and 2020 was $91,254 and $84,483, respectively.

7. INTANGIBLE ASSET, NET

Intangible asset consisted of the following at September 30, 2021:

Land use right	$50,649
Less: accumulated amortization	(541)
Intangible asset, net	$50,108

The Company acquired land use right of $50,649 from a bankrupt company in May 2021, the transfer of Land Use Right Certificate was in process as of this report date. The Company has the right to use the land for 37 years and eight months and is amortizing such rights on a straight-line basis.

Amortization for the nine months and three months ended September 30, 2021 was $541 and $308, respectively. Annual amortization for the next five years from September 30, 2021, is expected to be $1,348 for each year.

8. CONSTRUCTION IN PROGRESS (“CIP”)

As of September 30, 2021 and December 31, 2020, the Company had CIP of $1,516,122 and $141,846, respectively. The CIP was mainly for Qinghai Zhongli’s Adsorption Station Project, which is the early stage of an integrated lithium carbonate production system. The adsorption station is equipped with a liquid storage tank for the adsorption material to be placed inside, and its function is to preliminarily extract lithium mother solution from brine for initial purification; the lithium mother solution will go into evaporation shed for refining and concentration; and the concentrated mother solution (also called lithium water saturated solution) is then sent to the production workshop for precipitation and drying to form the finished product of lithium carbonate. As of September 30, 2021, the Company spent $1.52 million for constructing the adsorption station; as of this report date, the Company completed the construction of No. 1 adsorption stations, and is currently doing the technological transformation for No. 2 refining station for adding the adsorption tank to increase daily production and installation of the heating equipment. The Company was committed to pay $0.20 million based on the various construction - related contracts entered as of September 30, 2021.

9. TAXES PAYABLE

Taxes payable consisted of the following September 30, 2021 and December 31, 2020, respectively:

	2021	2020
Income tax payable	$120,860	$-
Other	14,014	18,331
VAT	78,962	88,320
Taxes payable	$213,836	$106,651

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at September 30, 2021 and December 31, 2020, respectively:

	2021	2020
Advances from third parties	$13,747	$6,035
Other	717,000	561,000
Accrued salary	865,522	955,312
Total	$1,596,269	$1,522,347

Advances from third parties were short term, non-interest-bearing and due on demand.

As of September 30, 2021 and December 31, 2020, other mainly consisted of 1) dividend payable to Northtech of $575,000 and $500,000, respectively; and 2) payables for professional fees and other miscellaneous expenses of $142,000 and $61,000, respectively.

As of September 30, 2021, accrued salary of $865,522 included $840,000 accrued salary for the three senior officers. As of December 31, 2020, accrued salary of $955,312 included $840,000 accrued salary for three senior officers.

11. RELATED PARTY TRANSACTIONS

Due from related parties, net

Technology purchased raw material boron rock from Qinghai Mining (owned by three former major shareholders of the Company); in addition, Technology received no-interest short-term advances from Qinghai Mining for daily operational needs. As of September 30, 2021 and December 31, 2020, due from Qinghai Mining was $0 and $3.11 million (the net amount of intercompany transactions between Technology and Qinghai Mining), respectively. Technology purchased boron ore of $725,052 and $1,188,802 from Qinghai Mining during the nine months ended September 30, 2021 and 2020, respectively. Technology purchased boron ore of $76,212 and $594,276 from Qinghai Mining during the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021, the Company wrote off the receivable of $ 3.5 million from Qinghai Mining, because Qinghai mining ceased production of boron rock sold to the Company. This halt in production has impaired the Mining Company’s ability to repay the receivable to the Company.

In the first quarter of 2020, Technology and Qinghai Mining entered a purchase contract, the price for boron ore was RMB 77.5 ($11.10) per tonne, and the price for slag was RMB 30 ($4.41) per tonne. This purchase contract will be in effect until a replacement contact with a new purchase price is entered.

During the fourth quarter 2020, the Company made a short-term cash advance of RMB 500,000 ($76,630) to Xi’an Jinzang (49% NCI of the JV) with no interest and payable upon demand. Xi’an Jinzang repaid the amount in full in January 2021.

Due to related parties

Technology used equipment for production that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources”, which is owned by the Chairman and his brother who were formerly two major shareholders of the Company). The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the nine months ended September 30, 2021 and 2020 was $12,504 and $19,547, respectively. The depreciation of these fixed assets for the three months ended September 30, 2021 and 2020 was $2,382 and $6,927, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Technology was $92,269 and $79,309 at September 30, 2021 and December 31, 2020, respectively.

Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”) which is 90% owned by the son of the Company’s major shareholder and Chairman. For the nine months and three months ended September 30, 2021, the Company’s sales to Dingjia was $0. For the nine and three months ended September 30, 2020, the Company’s sales to Dingjia was $202,130 and $100,570, respectively. At September 30, 2021 and December 31, 2020, payable to Dingjia was $20,888 and $20,762, respectively.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($619,185) with an annual interest of 6.8% from Xi’an Jinzang. The fund was used for the production and operation activities and construction of Adsorption Station Project of Qinghai Zhongli. The Company was to repay RMB 2.5 million ($380,442) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($228,266) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time. The Company did not repay the RMB 2.5 million ($380,442) at September 30, 2021; in addition, the Company borrowed additional RMB 2 million ($309,593) with the same terms during the second quarter of 2021 under the oral agreement. The Company borrowed additional RMB 2 million ($309,593) with the same terms during the third quarter of 2021 under the oral agreement. The Company recorded $33,595 capitalized interest on CIP of Adsorption Station as of September 30, 2021.

In addition, at September 30, 2021 and December 31, 2020, the Company had $1,316,591 and $1,014,591 due to another major shareholder of the Company and Chief Executive Officer, resulting from certain Company operating expenses of the US parent company such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of September 30, 2021 and December 31, 2020, respectively:

	Related party name	2021	2020
Due from	Qinghai Mining including $1.77 million sale of CIP (Test and Experimental Plant I)	$4,542,738	$3,457,488
Due to	Qinghai Mining	(1,027,241)	(350,438)
Due from Xi'an Jinzang (NCI of the JV)		-	76,630
Less: bad debt allowance for Qinghai Mining		(3,515,497)	-
Due from, net (current and noncurrent)		$-	$3,183,680

Due to	Dingjia	$20,888	$20,762
Due to	Xi'an Jinzang (NCI of the JV) with 6.8% interest	1,267,136	-
Due to	Zhongtian Resources	92,269	79,309
Due to	A major shareholder	1,316,591	1,014,591
Due to, total		$2,696,884	$1,114,662

12. DEFERRED INCOME

Deferred income consisted mainly of the government subsidy to the Company’s special projects.

The detail of deferred income for the Company’s special projects at September 30, 2021 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$339,224	8/1/2013	10	$277,033	$62,191
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	77,096	5/1/2015	10	49,470	27,626
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,541,295	1/1/2018	10	578,222	963,703
Project of high value utilization of magnesium-rich waste liquid	308,385	7/9/2019	10	253,415	54,970
Total	$2,266,630			$1,158,140	$1,108,490

The detail of deferred income for the Company’s special projects at December 31, 2020 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$337,170	8/1/2013	10	$250,068	$87,102
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	76,629	5/1/2015	10	43,422	33,207
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,532,591	1/1/2018	10	459,778	1,072,813
Project of high value utilization of magnesium-rich waste liquid	306,518	7/9/2019	10	246,594	59,924
Total	$2,252,908			$999,862	$1,253,046

13. SUBSIDY INCOME

Subsidy income consisted of amortization of deferred income for declared special projects and government’s general incentive fund (recorded as income upon receipt) for the nine and three months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30
	2021	2020
Technology upgrade for using lean ore to produce magnesium sulfate	$25,497	$23,599
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	5,795	5,364
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	115,895	107,270
Project of high value utilization of magnesium-rich waste liquid	5,330	4,934
Subsidy for resuming work	446	2,559
Total	$152,963	$143,726

	Three Months Ended September 30,
	2021	2020
Technology upgrade for using lean ore to produce magnesium sulfate	$8,500	$7,956
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	1,931	1,809
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	38,637	36,165
Project of high value utilization of magnesium-rich waste liquid	1,777	1,663
Subsidy for resuming work	446	498
Total	$51,291	$48,091

14. DEFERRED TAX ASSETS

As of September 30, 2021 and December 31, 2020, respectively, deferred tax assets consisted of the following:

	2021	2020
Deferred tax asset –NOL of US parent company	$127,890	$47,460
Less: valuation allowance	(127,890)	(47,460)
Deferred tax assets, net	$-	$-

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

The U.S. parent company, was incorporated in the U.S. and has net operating losses (“NOLs”) for income tax purposes, under the 2018 Tax Reform, the NOLs arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The U.S. parent Company has NOLs carry forwards for income taxes of approximately $0.61 million at September 30, 2021. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income (loss) before income taxes for the nine months ended September 30, 2021 and 2020, respectively:

	2021	2020
Tax (benefit) at U.S. federal statutory rates	$(642,214)	$(49,847)
Foreign income taxed at different rates	(107,007)	13,815
Tax holiday in PRC	267,516	(34,536)
Permanent difference	26,699	-
Other	9,909	-
Valuation allowance	611,936	117,685
Tax expense per financial statements	$166,839	$47,117

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income (loss) before income taxes for the three months ended September 30, 2021 and 2020, respectively:

	2021	2020
Tax (credit) at U.S. federal statutory rates	$(692,624)	$(15,258)
Foreign income taxed at different rates	(125,649)	5,135
Tax holiday in PRC	314,121	(12,834)
Permanent difference	11,154	-
Other	15,633	-
Valuation allowance	552,257	44,141
Tax expense per financial statements	$74,892	$21,184

The income tax expense for the nine months ended September 30, 2021 and 2020, respectively, consisted of the following:

	2021	2020
Income tax expense – current	$166,839	$47,117
Income tax expense – deferred	-	-
Total income tax expense	$166,839	$47,117

The income tax expense for the three months ended September 30, 2021 and 2020, respectively, consisted of the following:

	2021	2020
Income tax expense – current	$74,892	$21,184
Income tax expense – deferred	-	-
Total income tax expense	$74,892	$21,184

16. MAJOR CUSTOMERS AND VENDORS

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales for the nine and three months ended September 30, 2021 and 2020.

Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales
A	14%	A	-%
B	12%	B	14%
C	10%	C	-%
D	-%	D	12%
E	-%	E	10%

Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales
A	31%	A	-%
B	16%	B	-%
C	11%	C	-%
D	10%	D	-%
E	-%	E	15%
F	-%	F	12%
G	-%	G	11%
H	-%	H	10%

The Company had no and one customer that accounted for 10% or more of the Company’s accounts receivable as of September 30, 2021 and December 31, 2020, respectively. The accounts receivable from this customer was $0 and $211,134 as of September 30, 2021 and December 31, 2020, respectively.

Technology purchased all of its boron ore raw material of $725,052 and $1,188,802 from Qinghai Mining during the nine months ended September 30, 2021 and 2020, respectively. Technology purchased boron ore of $76,212 and $594,276 from Qinghai Mining during the three months ended September 30, 2021 and 2020, respectively.

Beginning in July 2021, Management of Technology began shifting suppliers to third parties in order to fulfill what management believes will be a short term reliance on ore for the production of boric acid. Management of Technology expects that it will source all material and compounds that will be used for both boric acid and lithium carbonate production from Qinghai Mining once the brine processing process receives approval from the relevant governmental authorities.

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the nine and three months ended September 30, 2021 and 2020.

Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A – Qinghai Mining	39%	A – Qinghai Mining	41%
B	24%	B	16%
C	15%	C	-%
D	12%	D	10%
E		E	20%

Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A – Qinghai Mining	22%	A – Qingai Mining	35%
B	56%	B	11%
C	12%	C	-%
D	-%	D	34%

The Company had two suppliers that accounted for 10% or more of the Company’s accounts payable as of September 30, 2021. The accounts payable to these suppliers was $77,152 and $26,587 as of September 30, 2021, respectively.

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

According to Administrative Measures for the Collection and Utilization of Enterprise Work Safety Funds issued by the PRC Ministry of Finance and the State Administration of Work Safety, for the companies with dangerous goods production or storage, the company is required to make a special reserve  for the use of enhancing and improving its safe production conditions. Under PRC GAAP, the reserve is recorded as cost of sales; however, under US GAAP, since the expense has not been incurred and the Company already recorded cost of sales for safety related expenses when incurred, this special reserve was recorded as an appropriation of its after-tax income. At September 30, 2021, the Company had $138,135 production safety related reserve, which was included in $243,905 statutory reserve in the balance sheet. The reserve is calculated at regressive rates levied on revenue in excess of specific amounts as follows:

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

20. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following material subsequent event:

On November 4, 2021, Mr. Jimin Zhang purchased a total of 106,001,971 shares of common stock of the Company at a purchase price of $.001 per share (80,625,099 shares from Mao Zhang, 22,165,012 shares from Jian Zhang, and 3,211,860 shares from Ying Zhao). After giving effect to the purchases, Mr. Jimin Zhang now holds, directly or indirectly, a total of 152,769,779 shares of Common Stock which represents approximately 82% of the Company’s issued and outstanding Common Stock.

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

On December 31, 2018 (the "Closing Date"), we entered into a Share Exchange Agreement and Plan of Reorganization, as amended January 24, 2019 (the “Share Exchange Agreement”) with Mid-Heaven Sincerity International Resources Investment Co., Ltd (Mid-heaven BVI) and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all of the shareholders of Mid-heaven BVI (the “Mid-heaven Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Mid-heaven BVI delivered all of the issued and outstanding shares of capital stock of Mid-Heaven BVI to SmartHeat, for 106,001,971 shares of our Common Stock. Mid-heaven BVI, through two subsidiaries, Qinghai Mid-Heaven Sincerity Technology Co., Ltd (“Sincerity”) and Qinghai Mid-Heaven Sincerity Salt-Lake R&D Co., Ltd (“Salt-Lake”) owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Technology”). On November 4, 2021, Mr. Jimin Zhang purchased a total of 106,001,971 shares of common stock of the Company at a purchase price of $.001 per share (80,625,099 shares from Mao Zhang, 22,165,012 shares from Jian Zhang, and 3,211,860 shares from Ying Zhao). After giving effect to the purchases, Mr. Jimin Zhang now holds, directly or indirectly, a total of 152,769,779 shares of Common Stock which represents approximately 82% of the Company’s issued and outstanding Common Stock

The main operating entity, Technology was incorporated on December 18, 2018. The business of Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001, and manufactures and wholesales boric acid and related compounds for industrial and consumer usage. Technology obtains its brine exclusively from Qinghai Mining and currently processes boric acid by crushing and processing ore from third party suppliers. Technology previously purchased ore from Qinghai Mining; however, Technology recently shifted suppliers to third parties in order to fulfill what management believes will be a short term reliance on ore for the production of boric acid. Management of Technology expects that it will source all material and compounds that will be used for both boric acid and lithium carbonate production from Qinghai Mining once the brine processing process receives approval from the relevant governmental authorities, the Company expected to receive the approval in the end of 2021.

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

In order to maintain the normal operation of the Company; in July 2021, Technology Company entered a processing contract to provide boric acid commissioned processing service at processing fee of RMB 2,000 ($308) per ton with borax provided by the customer. In September 2021, Technology Company entered a new agreement with the same customer, the Company provided boric acid manufacturing facility, equipment, auxiliary equipment, necessary utilities, and workers to the customer for them to produce the boric acid by themselves. The customer was required to pay RMB 400,000 ($61,680) per month for facility usage fee to the Company, or RMB 500,000 ($77,090) per month if the customer wants to use the Company’s low-grade abandoned slag.

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had net loss of $3.17 million and $0.28 million for the nine months ended September 30, 2021 and 2020, respectively; the Company had net loss of $3.35 million and $88,035 for the three months ended September 30, 2021 and 2020, respectively; the Company stopped produce and selling boron acid starting from September 2021 due to  decreased mine production resulting from rectifying the mines in the area by the authority for environment protection, which raise substantial doubt about the Company’s ability to continue as a going concern.

Because the Company ceased obtaining ore for the production of boric acid from its affiliate, the Company leased out the boric acid manufacturing facility, equipment and auxiliary equipment for a monthly fee in order to provide interim cash flow and maintain  revenues from boric acid operations.  The Company plans to produce lithium carbonate that can be sold for the electric vehicle battery use and is currently at test production stage.  The Company expects to generate additional revenues and cash flow once it receives government approval of the official production process which is expected  by late fourth quarter 2021 or early first quarter 2022. Management also intends to raise additional funds by way of a private or public offerings, by obtaining loans from banks or form other sources of debt or equity capital. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Related Party Transactions

Due from related parties, net

Technology purchased raw material boron rock from Qinghai Mining (owned by three former major shareholders of the Company); in addition, Technology received no-interest short-term advances from Qinghai Mining from time to time for daily operational needs. As of September 30, 2021 and December 31, 2020, due from Qinghai Mining was $0 (a 100% bad debt allowance was recorded for due from Qinghai Mining due to the concern of its ability to repay the debt because it ceased production of boron ore sold to us) and $3.11 million, respectively (the net amount of intercompany transactions between Technology and Qinghai Mining). Qinghai Technology purchased boron ore at a cost of $725,052 and $1,188,802 from Qinghai Mining during the nine months ended September 30, 2021 and 2020, respectively. Qinghai Technology purchased boron ore at a cost of $76,212 and $594,276 from Qinghai Mining during the three months ended September 30, 2021 and 2020, respectively.

Due to related parties

Technology uses equipment that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources”) for production which is owned by our Chairman and his brother who are two major shareholders of the Company. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the nine months ended September 30, 2021and 2020 was $12,504 and $19,547, respectively. The depreciation of these fixed assets for the three months ended September 30, 2021and 2020 was $2,382 and $6,927, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Technology was $92,269 and $79,309 at September 30, 2021 and December 31, 2020, respectively.

Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”) which is 90% owned by the son of the Company’s major shareholder and Chairman. For the nine months ended September 30, 2021 and 2020, the Company’s sales to Dingjia was $0 and $202,130, respectively. For the three months ended September 30, 2021 and 2020, the Company’s sales to Dingjia was $0 and $100,570, respectively. At September 30, 2021 and December 31, 2020, outstanding payable to Dingjia was $20,888 and $20,762, respectively.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($619,185) with an annual interest of 6.8% from Xi’an Jinzang. The fund was used for the production and operation activities and construction of Adsorption Station of Qinghai Zhongli. The Company was to repay RMB 2.5 million ($380,442) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($228,266) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time. The Company did not repay the RMB 2.5 million ($380,442) at June 30, 2021; in addition, the Company borrowed additional RMB 2 million ($309,593) with same terms during the second quarter of 2021 under the oral agreement. The Company borrowed additional RMB 2 million ($308,385) with the same terms during the third quarter of 2021 under the oral agreement. The Company recorded $33,595 capitalized interest on CIP of Adsorption Station Project as of September 30, 2021.

In addition, at September 30, 2021 and December 31, 2020, the Company had $1,316,591 and $1,014,591 due to another major shareholder and Chief Executive Officer of the Company, resulting from certain of the Company’s operating expenses such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and payable upon demand.

The following table summarized the due from (to) related parties as of September 30, 2021 and December 31, 2020, respectively:

	Related party name	2021	2020
Due from	Qinghai Mining including $1.77 million sale of CIP (Test and Experimental Plant I)	$4,542,738	$3,457,488
Due to	Qinghai Mining	(1,027,241)	(350,438)
Due from Xi'an Jinzang (NCI of the JV)		-	76,630
Bad debt allowance		(3,515,497)	-
Due from, net (current and noncurrent)		$-	$3,183,680

Due to	Dingjia	$20,888	$20,762
Due to	Xi'an Jinzang (NCI of the JV) with 6.8% interest	1,267,136	-
Due to	Zhongtian Resources	92,269	79,309
Due to	A major shareholder (CEO)	1,316,591	1,014,591
Due to, total		$2,696,884	$1,114,662

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

Principles of Consolidation

For the nine and three months ended September 30, 2021 and 2020, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, we had bad debt allowance for accounts receivable of $19,891 and $19,770 at September 30, 2021 and December 31, 2020, respectively.

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

On April 15, 2020, Technology and Xi’an Jinzang formed a JV company Qinghai Zhongli to process brine supplied by Technology. Technology owns 51% of the JV and Xi’an Jinzang owns the remaining 49%. During the nine and three months ended September 30, 2021, the Company had loss of $58,417 and $18,497 that were attributable to the NCI. During the nine and three months ended September 30, 2020, the Company had loss of $8,554 and $5,809 that were attributable to the NCI.

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

Results of Operations

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales
Sales	$5,464,652		$5,660,182
Cost of sales	4,205,605	77.0%	5,031,305	88.9%
Gross profit	1,259,047	23.0%	628,877	11.1%
Selling expenses	53,418	1.0%	125,407	2.2%
General and administrative expenses	4,410,803	80.7%	922,681	16.3%
Total operating expenses	4,464,221	81.7%	1,048,088	18.5%
Income (loss) from operations	(3,205,174)	(58.7)%	(419,211)	(7.4)%
Other income	147,010	2.7%	181,845	3.2%
Income (loss) before income taxes	(3,058,164)	(56.0)%	(237,366)	(4.2)%
Income tax expense	166,839	3.0%	47,117	0.8%
Income (loss) before noncontrolling interest	(3,225,003)	(59.0)%	(284,483)	(5.0)%
Less: loss attributable to noncontrolling interest	(58,417)	(1.1)%	(8,554)	(0.1)%
Net loss to the Company	$(3,166,586)	(57.9)%	$(275,929)	(4.9)%

Sales

Sales for the nine months ended September 30, 2021 and 2020 was $5,464,652 and $5,660,182, respectively, a decrease of $195,530 or 3.5%. The decrease in sales was mainly due to an 26% decrease in sales quantity, which was partly offset by a 4% increase in average unit selling price and a 18.5% increase due to change in exchange rate.

Cost of sales

Cost of sales (“COS”) for the nine months ended September 30, 2021 and 2020 was $4,205,605 and $5,031,305, respectively, a decrease of $825,700 or 16.4%. The decrease was mainly due to decreased sales and production. The COS as a percentage of sales was 77.0% for the nine months ended September 30, 2021 compared with 88.9% for 2020. The decrease in COS as a percentage of sales was mainly due to decreased average cost of production. In the comparable period of 2020, we had abnormal high COS as a percentage of sales; due to COVID19 outbreak, our factory was reopened one month later than originally planned, and we did not resume the production one week after the factory reopened due to the drought of master liquid pool resulting from the longer period of shutdown of the machine, we spent additional days and had extra acid and mineral consumption to cultivate the concentration level of master liquid pool.

Gross profit

Gross profit for the nine months ended September 30, 2021 and 2020 was $1,259,047 and $628,877, respectively, an increase of $630,170 or 100.2%. The profit margin was 23.0% for the nine months ended September 30, 2021 compared to 11.1% for the nine months ended September 30, 2020, the increase in profit margin was mainly due to decreased production cost as described above.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $53,418 for the nine months ended September 30, 2021, compared to $125,407 for the nine months ended September 30, 2020, a decrease of $71,989 or 57.4%, mainly resulting from decreased salespersons’ salaries by $54,620 resulting from restructure of our sales department for improving its efficiency and cost-saving and decreased freights expense by $18,900, which was partly offset by increased other selling expenses by $1,530.

General and administrative expenses consist mainly of salary, R&D, office, welfare, business meeting, maintenance, bad debt expense and utilities. General and administrative expenses were $4,410,803 for the nine months ended September 30, 2021, compared to $922,681 for the nine months ended September 30 2020, a decrease of $3,488,122 or 378.0%, mainly resulting from increased bad debt expense by $3,523,085, which was partly offset by decreased maintenance fee by $44,080.

Other income

Other income was $147,010 for the nine months ended September 30, 2021, compared to $181,845 for the nine months ended September 30, 2020, a decrease of $34,835 or 19.2%. For the nine months ended September 30, 2021, other income mainly consisted of subsidy income of $152,963, interest income of $2,998, but offset with financial expense of $3,914 and other expenses of $5,037. For the nine months ended September 30, 2020, other income mainly consisted of subsidy income of $143,726 and other income of $39,651.

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

Net loss

We had net loss of $3,166,586 for the nine months ended September 30, 2021, compared to net loss of $275,929 for the nine months ended September 30, 2020, an increase in net loss by $2,890,657 or 1,047.6%. The increase in our net loss mainly resulted from increased bad debt expense described above.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales
Sales	$1,456,803		$2,330,292
Cost of sales	912,679	62.6%	2,126,770	91.3%
Gross profit	544,124	37.4%	203,522	8.7%
Selling expenses	7,361	0.5%	39,858	1.7%
General and administrative expenses	3,878,850	266.3%	308,686	13.2%
Total operating expenses	3,886,211	266.8%	348,544	14.9%
Loss from operations	(3,342,087)	(229.4)%	(145,022)	(6.2)%
Other income	43,878	3.0%	72,362	3.1%
Loss before income taxes	(3,298,209)	(226.4)%	(72,660)	(3.1)%
Income tax expense	74,892	5.1%	21,184	0.9%
Loss before noncontrolling interest	(3,373,101)	(231.5)%	(93,844)	(4.0)%
Less: loss attributable to noncontrolling interest	(18,497)	(1.3)%	(5,809)	(0.2)%
Net loss	$(3,354,604)	(230.2)%	$(88,035)	(3.8)%

Sales

Sales for the three months ended September 30, 2021 and 2020 was $1,456,803 and $2,330,292, respectively, a decrease of $873,489 or 37.5%. The decrease in sales was mainly due to a decreased sales quantity of 76.0% resulting from 1) less boric acid inventory carried over from prior periods, and 2) temporary decreased mine production resulting from rectifying the mines in the area by the authority for environment protection, 3) In July and August 2021, the remaining stock of boric acid was sold out, which resulting in September 2021, no boric acid was available for sale; however, the decrease in sales quantity was partly offset by a 19.0% increase in average unit selling price and a 19.5% increase due to change in exchange rate.

Cost of sales

Cost of sales (“COS”) for the three months ended September 30, 2021 and 2020 was $912,679 and $2,126,770, respectively, a decrease of $1,214,091 or 57.1%. The decrease was mainly due to decreased sales and production. The COS as a percentage of sales was 62.6% for the three months ended September 30, 2021 compared with 91.3% for 2020. The decrease in COS as a percentage of sales was mainly due to decreased average cost of production. From July to September 2020, we started acquiring boron rock from Tibet to produce boric acid to increase our productivity. The Tibet boron rock has higher grade of the mineral deposit and thus the high unit cost, which resulted the increased raw material cost of boric acid production for the quarter ending September 30, 2020; we stopped purchasing boron rock form Tibet from October 2020 due to its higher cost.

Gross profit

Gross profit for the three months ended September 30, 2021 and 2020 was $544,124 and $203,522, respectively, an increase of $340,602 or 167.4%. The profit margin was 37.4% for the three months ended September 30, 2021 compared to 8.7% for the three months ended September 30, 2020, the increase in profit margin was mainly due to decreased production cost as described above.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $7,361 for the three months ended September 30, 2021, compared to $39,858 for the three months ended September 30, 2020, a decrease of $32,497 or 81.5%, mainly resulting from decreased freight expense by $19,140, decreased sales person salary expense by $11,700 and decreased other selling expenses by $1,660.

General and administrative expenses consist mainly of salary, R&D, office, welfare, business meeting, maintenance, bad debt expense and utilities. General and administrative expenses were $3,878,850 for the three months ended September 30, 2021, compared to $308,686 for the three months ended September 30 2020, an increase of $3,570,164 or 1,256.6%, mainly resulting from increased bad debt expense by $3,523,085 for due from Qinghai Mining due to its stoppage of boron ore production which it used to sell to us, and it caused concern of its ability to generate revenue and make repayment to us, increased business entertainment expense by $5,160, increased advisory expense by $8,740, increased vehicle expense by $10,390 and increased other G&A expenses by $22,740.

Other income

Other income was $43,878 for the three months ended September 30, 2021, compared to $72,362 for the three months ended September 30, 2020, a decrease of $28,484 or 39.4%. For the three months ended September 30, 2021, other income mainly consisted of subsidy income of $51,291 and interest income of $1,822, but offset with financial expense of $3,523 and other expense of $5,712. For the three months ended September 30, 2020, other income mainly consisted of subsidy income of $48,091 and other income of $26,246.

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

Net loss

We had net loss of $3,354,604 for the three months ended September 30, 2021, compared to $88,035 for the three months ended September 30, 2020, an increase of $3,266,569 or 3,710.5%. The increase in our net loss mainly resulted from increased operating expenses including bade debt expense as described above.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and equivalents of $2,192,191. Working capital deficit was $2,149,187 at September 30, 2021. The ratio of current assets to current liabilities was 0.56:1 at September 30, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during nine months ended September 30, 2021 and 2020:

	2021	2020
Cash provided by (used in):
Operating activities	$1,547,843	$1,145,326
Investing activities	(1,602,291)	(333,480)
Financing activities	1,271,273	171,568

Net cash provided by operating activities was $1,547,843 for the nine months ended September 30, 2021, compared to $1,145,326 for the nine months ended September 30, 2020. The increase of cash inflow from operating activities the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was principally attributable to decreased cash outflow from unearned revenue by $57,718, increased cash inflow form taxes payable by $57,643, increased cash inflow from accounts receivable by $60,602, and decreased cash outflow from advance to suppliers by $196,564.

Net cash used in investing activities was $1,602,291 for the nine months ended September 30, 2021, compared to $333,480 for the nine months ended September 30, 2020. Net cash used in investing activities in 2021 mainly consisted of purchase of property and equipment of $175,156, purchase of intangible asset of $50,759, and $1,376,376 payment for constructing the adsorption station. Net cash used in investing activities in 2020 was mainly consisted of purchase of property and equipment of $301,080 and construction in progress of $32,400.

Net cash provided by financing activities was $1,271,273 for the nine months ended September 30, 2021, compared to $171,568 for the nine months ended September 30, 2020. The net cash provided by financing activities in 2021 consisted of amount due to other related parties of $1,584,374, include loans from Xi’an Jinzang described below, but partly offset by increase in due from Qinghai Mining of $313,101. The net cash provided by financing activities in 2020 consisted of capital contribution from noncontrolling interest Qinghai Zhongli by $715,130, and increase in amount due to other related parties of $348,724, but partly offset by increase in due from Qinghai Mining of $892,286.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($619,185) with an annual interest of 6.8% from Xi’an Jinzang. The fund was used for the production and operation activities and construction of adsorption station of Qinghai Zhongli. The Company was to repay RMB 2.5 million ($380,442) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($228,266) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time. The Company did not repay the RMB 2.5 million ($380,442) at June 30, 2021; in addition, the Company borrowed additional RMB 2 million ($309,593) with same terms during the second quarter of 2021 under the oral agreement. The Company borrowed additional RMB 2 million ($308,385) with the same terms during the third quarter of 2021 under the oral agreement. The Company recorded $33,595 capitalized interest on CIP of adsorption station as of September 30, 2021.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

LITHIUM & BORON TECHNOLOGY, INC.
(Registrant)

Date: November 15, 2021	By:	/s/ Jimin Zhang
Mr. Jimin Zhang Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)