Form 10-K
period 2021-12-31
Lithium & Boron Technology, Inc.
filed 2022-03-31
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

The aggregate market value of voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold on June 30, 2021, was $1.35 per share. Accordingly, effective as of June 30, 2021, the registrant’s aggregate market value was less than $50 million and the registrant qualifies for “smaller reporting company” status under Rule 12b-2 of the Exchange Act and is subject to the disclosure requirements and filing deadlines for smaller reporting companies.

As of March 31, 2022 there were 185,986,370 shares of common stock outstanding.

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

Our functional currency is the U.S. Dollar, or USD, while the functional currency of our subsidiaries in China are denominated in Chinese Yuan Renminbi, or RMB, the national currency of the People’s Republic of China, which we refer to as the PRC or China, and the functional currency of our subsidiary in Germany is denominated in Euros, or EUR. The functional currencies of our foreign operations are translated into USD for balance sheet accounts using the current exchange rates in effect as of the 31st of December 2021.

PART I

Item 1. Business

General

We are a boric acid manufacturing company in the PRC. We currently lease our facilities to our customers who source boron ore and produce boric acid for their needs. Our strategy is to retool existing boric acid manufacturing facilities and develop a fleet of mobile processing units to produce lithium hydroxide and lithium carbonate for the rapidly growing electric vehicle (“EV”) battery market in China. We have entered into a joint venture with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (Xi’an Lithium Tech) who will provide us with the technology to produce battery grade lithium hydroxide and lithium carbonate. According to Benchmark Mineral Intelligence, the mid-March battery grade lithium carbonate (EXW China, ≥99.5% Li2CO3) averaged $76,700 a tonne. In March last year it was trading at $13,400 a tonne. We plan to source our ore and brine exclusively from our affiliated company located in nearby Dachaidan Lake and its surrounding areas.

We currently operate our production facility through our wholly owned subsidiary, Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Qinghai Technology”). Qinghai Technology currently leases its facilities to its customers who produce boric acid their industrial and consumer use. Once we have obtained requisite permits and approvals, we will purchase and process mineral rich brine from our affiliated mining company Qing Hai Mid-Heaven Boron & Lithium Mining Company, Ltd. (“Qinghai Mining”).

Our Strategy

We believe that growth in the Electric Vehicle (“EV”) industry will drive significant growth in the demand for lithium hydroxide and lithium carbonate. Xi’an Lithium Tech successfully completed a brine extraction project where it used its membrane extraction technology to produce lithium carbonate and lithium hydroxide.

Under the terms of the joint venture Xi'an Lithium Tech will provide us with their innovative membrane extraction technology and we will provide the raw materials which we estimate can produce up to 30,000 tonnes of battery grade lithium carbonate annually, subject to our obtaining adequate funding. We believe that Xi’an Lithium Tech possesses the best technology available to assist us to produce battery grade lithium economically and efficiently for China’s rapidly growing market.

Qinghai Technology plans to process through the joint venture the deposits of lithium harvested from brine sourced out of Dachaidan Lake. We plan to leverage our experience in producing boric acid and boron in the Qinghai-Tibetan Plateau in China, our knowledge of mineral processing of boric acid, boron and related minerals, our supply and sales chain and the technology gained from the joint venture to produce lithium hydroxide and lithium carbonate for batteries used in China’s rapidly growing EV industry. We will need to obtain additional funding for all phases of these development projects.

We believe our current production experience, exclusive access to local natural resources, and current financial condition uniquely position us to transition our business into being a unique, profitable, pure-play source of lithium to the China markets

Our Headquarters in HaiXi

(Source: Qinghai Technology)

Our Boron and Lithium Business

Boron

In anticipation of the shift to using brine to produce boric acid and lithium carbonate and Qinghai Mining’s closing of its mining operations, Qinghai Technology leases its facilities to its key customers who use its equipment to produce boric acid from boron ore they independently source. Once we receive approval for lithium carbonate production and install the required equipment provided to us by our joint venture partner, we expect to commence processing boric acid in addition to lithium carbonate in our facilities.

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

Qinghai Mining

Qinghai Technology purchases all of its lithium and boron based raw materials consisting of brine from Qinghai Mining.

Qinghai Technology has signed an exclusive agreement with Qinghai Mining to purchase all of the boron and minerals produced by them. Under the terms of the agreement.….

Qinghai Mining has the exclusive right to mine minerals, including boron and lithium ore and brine, from an area of approximately 35 square kilometers in Dichaidan (Haixi) in the Qinghai Province which is in the heart of the Quinghai-Tibet Plateau. The area is rich in boron, lithium, magnesium and bromide found in local ore deposits and in mineral rich brine pools. -Haven Mining has mining rights until 2034 for existing properties with an option to extend an additional 20 years. The properties are reviewed every five years to ensure compliance with the mining rights.

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

While 2021 was another difficult year for the car industry, heavily affected by the global chip shortage, global electric car sales more than doubled over the past twelve months, reaching 6.6 million, compared to just 3 million in 2020. That’s according to preliminary EV-volumes data cited by the International Energy Agency (IEA), which reports that all net growth in global car sales in 2021 can be attributed to electric vehicles. China in particular had a breakout year in 2021, almost tripling electric car sales from 1.2 to 3.4 million.

We plan to further modernize and expand our facilities, plant and brine extraction process at of Qinghai Technology to increase lithium hydroxide and lithium carbonate production to 30,000 tons per year . In order to reach these production targets, we, our joint venture partner and our subsidiaries will embark on a capital improvement project to raise approximately $360,000,000 in equity, debt, bank funding and government subsidies in order to commence full production in the Boron Chemical Industrial Zone in HaiXi

Qinghai Technology and Qinghai Mining are waiting to receive all necessary commercial, environmental and water extraction rights for the commercialization of lithium carbonate and boric acid from Dichaidan Lake.

As a qualified business under the China Government’s strategy of Develop-the-West , all the qualified business including Qinghai Technology is subject to a reduced income tax rate of 15% compared to a national customary rate of 25%.

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

The leases to brine that Qinghai Mining holds in the PRC have limited lives and will eventually be depleted. We may need to replenish our lithium and boron supply sources from time to time in order to enhance our existing needs. Due to the limited supply of lithium and boron supply sources, there is no assurance that we will be able to acquire new and valuable lithium and boron supplies or resources, or that the actual production results may match the expected results. In the event of the closure of Qinghai Mining, we need to perform certain procedures to remedy and rehabilitate the environmental and social impact that the mining operations have had on local communities. We may experience a difficult closure, the consequences of which range from increased closure costs, handover delays and conflicts with local communities in relation to ongoing monitoring and environmental rehabilitation costs and damage to our reputation if desired outcomes cannot be achieved. In the event of a difficult closure, our business, financial condition and results of operations could be materially and adversely affected. Moreover, we have not made any provision for restoration or rehabilitation costs. Only mines that have commenced exploitation incur restoration or rehabilitation costs.

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

RISKS RELATING TO DOING BUSINESS IN THE PRC

While we do not have any variable interest entity based in China, we face risks and uncertainties as to whether and how the recent PRC regulatory developments, such as those relating to data and cyberspace security and anti-monopoly concerns, would apply to us.

Risks and uncertainties related to doing business in China include, but are not limited to, the following:

•

Changes in the economic and political policies of the PRC government could have a material and adverse effect on our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

•	The trade relationships between China and the United States, and potential escalation of tensions internationally, may have an adverse effect on our business operations and revenues.

•

Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in China, could adversely affect us.

•

The PRC government may intervene in or influence our operations at any time, which could result in a material change in our operations and significantly and adversely impact the value of ordinary shares.

•	PRC regulations regarding acquisitions impose significant regulatory approval and review requirements, which could make it more difficult for us to pursue growth through acquisitions.

•	The approval, filing or other requirements of the CSRC or other PRC government authorities may be required under PRC law in connection with our issuance of securities overseas.

Our failure to comply with cybersecurity and data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of personal information and important data worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, regulatory authorities in China have implemented and are considering a number of legislative and regulatory proposals concerning cybersecurity and data protection.

The PRC Cyber Security Law, which took effective in June 2017, created China’s first national-level data protection regime for “network operators,” which may include all organizations in China that provide services over the internet or another information network. Specifically, the Cyber Security Law provides that China adopts a multi-level protection scheme, under which network operators are required to perform obligations of security protection to ensure that the network is free from interference, disruption or unauthorized access, and prevent network data from being disclosed, stolen or tampered.

In addition, the PRC Data Security Law, which was promulgated by the Standing Committee of the National People’s Congress on June 10, 2021 and took effect on September 1, 2021. The Data Security Law establishes a tiered system for data protection in terms of their importance, data categorized as “important data,” which will be determined by governmental authorities in the form of catalogs, are required to be treated with higher level of protection. Specifically, the Data Security Law provides that operators processing “important data” are required to appoint a “data security officer” and a “management department” to take charge of data security. In addition, such operator is required to evaluate the risk of its data activities periodically and file assessment reports with relevant regulatory authorities.

Numerous regulations, guidelines and other measures have been or are expected to be adopted under the umbrella of, or in addition to, the Cyber Security Law and Data Security Law. For example, Regulations on the Security Protection of Critical Information Infrastructure, or the CII Protection Regulations, was promulgated by the State Council of the PRC on July 30, 2021 and became effective on September 1, 2021. According to the CII Protection Regulations, critical information infrastructure, or the CII, refers to any important network facilities or information systems of the important industry or field such as public communication and information service, energy, transportation, water conservancy, finance, public services, e-government affairs and national defense science, which may endanger national security, people’s livelihood and public interest in the case of damage, function loss or data leakage. Regulators supervising specific industries are required to formulate detailed guidance to recognize the CII in the respective sectors, and a critical information infrastructure operator, or a CIIO, must take the responsibility to protect the CII’s security by performing certain prescribed obligations. For example, CIIOs are required to conduct network security test and risk assessment, report the assessment results to relevant regulatory authorities, and timely rectify the issues identified at least once a year.

Additionally, in November 2021, the CAC issued the Cyber Data Security Administration Regulations (Draft for Comments), which, among other things, stipulates that a data processor that process “important data” or listed overseas must conduct an annual data security review by itself or by engaging a data security service provider and submit the annual data security review report for a given year to the relevant municipal counterpart of the CAC before January 31 of the following year. As of the date of this annual report, such administration regulations have not been adopted. In January 2022, the CAC and several other administrations also jointly promulgated the amended Cybersecurity Review Measures, or the Cybersecurity Review Measures, which became effective on February 15, 2022, and supersede and replace the current cybersecurity review measures that became effective since June 2020. Pursuant to the Cybersecurity Review Measures, a “critical information infrastructure operator”, or a CIIO, that purchases network products and services, or conducts data process activities, which affect or may affect national security will be subject to the cybersecurity review. The Cybersecurity Review Measures also expands the cybersecurity review to “internet platform operators” in possession of personal information of over one million users if such operators intend to list their securities in a foreign country. See “—Risks Related to Doing Business in China—The approval, filing or other requirements of the CSRC or other PRC government authorities may be required under PRC law in connection with our issuance of securities overseas.” Alternatively, relevant governmental authorities in the PRC may initiate cybersecurity review if they determine an operator’s network products or services or data processing activities affect or may affect national security.

Furthermore, the recently issued Opinions on Strictly Cracking Down on Illegal Securities Activities requires (i) speeding up the revision of the provisions on strengthening the confidentiality and archives management relating to overseas issuance and listing of securities and (ii) improving the laws and regulations relating to data security, cross-border data flow, and management of confidential information. The Personal Information Protection Law, which was promulgated by the Standing Committee of the National People’s Congress on August 20, 2021 and took effect on November 1, 2021, integrates the various rules with respect to personal information rights and privacy protection and applies to the processing of personal information within mainland China as well as certain personal information processing activities outside mainland China, including those for the provision of products and services to natural persons within China or for the analysis and assessment of acts of natural persons within China.

We may have access to confidential or personal information in certain of our businesses. Although we endeavor to comply with our privacy policies and other documentation regarding the protection of personal information, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or contractors fail to comply with these policies and documentation.

Moreover, the Cyber Security Law, Data Security Law and relevant regulations are relatively new, uncertainties still exist in relation to their interpretation and implementation. Any change in laws and regulations relating to privacy, data protection and information security and any enhanced and scrutinized governmental enforcement action of such laws and regulations could greatly increase our cost in providing our products and services, limit their use or adoption or require certain changes to be made to our operations. We cannot assure you that we will be compliant with these new laws and regulations described above in all respects, and we may be ordered to rectify and terminate any actions that are deemed illegal by the government authorities and become subject to fines and other government sanctions, which may materially and adversely affect our business, financial condition, and results of operations.

Specifically, given the uncertainties surrounding the interpretation and implementation of the Cyber Security Law, Data Security Law and relevant regulations, we cannot rule out the possibility that we, or certain of our customers or suppliers may be deemed as a CIIO, or an operator processing “important data.” First, if we are deemed as a CIIO, our purchase of network products or services, if deemed to be affecting or may affect national security, will need to be subject to cybersecurity review, before we can enter into agreements with relevant customers or suppliers, and before the conclusion of such procedure, these customers will not be allowed to use our products or services, and we are not allowed to purchase products or services from our suppliers. There can be no assurance that we would be able to complete the applicable cybersecurity review procedures in a timely manner, or at all, if we are required to follow such procedures. Any failure or delay in the completion of the cybersecurity review procedures may prevent us from using certain network products and services, and may result in fines of up to ten times the purchase price of such network products and services being imposed upon us, if we are deemed a CIIO using network products or services without having completed the required cybersecurity review procedures. If the reviewing authority is of the view that the use of such network products or services by us, or by certain of our customers or suppliers, involves risk of disruption, is vulnerable to external attacks, or may negatively affect, compromise, or weaken the protection of national security, we may not be able to provide such products or services to relevant customers, or purchase products or services from relevant suppliers. This could have a material adverse effect on our results of operations and business prospects. Second, the notion of “important data” is not clearly defined by the Cyber Security Law or the Data Security Law. In order to comply with the statutory requirements, we will need to determine whether we possess important data, monitor the important data catalogs that are expected to be published by local governments and departments, perform risk assessments and ensure we are complying with reporting obligations to applicable regulators. We may also be required to disclose to regulators business-sensitive or network security-sensitive details regarding our processing of important data, and may need to pass the government security review or obtain government approval in order to share important data with offshore recipients, which can include foreign licensors, or share data stored in China with judicial and law enforcement authorities outside of China. If judicial and law enforcement authorities outside China require us to provide data stored in China, and we are not able to pass any required government security review or obtain any required government approval to do so, we may not be able to meet the foreign authorities’ requirements. The potential conflicts in legal obligations could have adverse impact on our operations in and outside of China.

Our operations require certain permits, licenses, approvals and certificates, the revocation, cancellation or non-renewal of which could significantly hinder our business and operations, and we are subject to periodic inspections, examinations, inquiries and audits by regulatory authorities.

We are required to obtain and maintain valid permits, licenses, certificates and approvals from various governmental authorities or institutions under relevant laws and regulations for our businesses of design and integration, equipment manufacturing and system implementation services. We must comply with the restrictions and conditions imposed by various levels of governmental agencies to maintain our permits, licenses, approvals and certificates. If we fail to comply with any of the regulations or meet any of the conditions required for the maintenance of our permits, licenses, approvals and certificates, our permits, licenses, approvals and certificates could be temporarily suspended or even revoked, or the renewal thereof, upon expiry of their original terms, may be delayed or rejected, which could materially and adversely impact our business, financial condition and results of operations.

We are subject to periodic inspections, examinations, inquiries and audits by regulatory authorities and may be subject to suspension or revocation of the relevant permits, licenses, approvals or certificates, or fines or other penalties due to any non-compliance identified as a result of such inspections, examinations, inquiries and audits. We cannot assure you that we will be able to maintain or renew our existing permits, licenses, approvals and certificates or obtain future permits, licenses, approvals and certificates required for our continued operation on a timely basis or at all. In the event that we fail to comply with applicable laws and regulations or fail to maintain, renew or obtain the necessary permits, licenses, approvals or certificates, our qualification to conduct various businesses may be adversely impacted.

Changes in the economic and political policies of the PRC government could have a material and adverse effect on our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

We conduct a substantial portion of our business in China through our subsidiaries. Accordingly, our results of operations, financial condition and prospects are to a significant extent affected by economic and political developments in China. In particular, the PRC government continues to exercise significant control over the economic growth of the PRC through allocating resources, controlling payments of foreign currency-denominated obligations, setting monetary policy and providing preferential treatments to particular industries or companies. In recent years, the PRC government has implemented measures emphasizing the utilization of market forces in reforming the economy. These economic reform measures may be adjusted or modified or applied inconsistently from industry to industry, or across different regions of the country. As a result, some of these measures may benefit the overall economy of the PRC, but may have an adverse effect on us.

The ongoing trade war between China and the United States, and its potential escalation internationally, may have an adverse effect on our business operations and revenues.

The U.S. government has imposed, and has proposed to impose additional, new or higher tariffs on specified products imported from China to penalize China for what it characterizes as unfair trade practices. China has responded by imposing, and proposing to impose additional, new or higher tariffs on specified products imported from the U.S. Certain tariffs have already been adopted by both sides, and the two countries often meet to negotiate arrangements that would include the decreasing or removal of tariffs, but we cannot assure you that the negotiations will be successful in reducing tariffs or that other tariffs will not be imposed, even if an agreement will be reached. On October 11, 2019, the U.S. government announced that the two countries had reached a “Phase 1” agreement, which was signed on January 16, 2020. However, due to various political developments, including a new administration in the U.S. government, it remains to be unclear whether any “Phase 2” agreement will be negotiated and how much economic relief from the trade war it will offer. Any further actions to increase existing tariffs or impose additional tariffs could result in an escalation of the trade conflict, which would have an adverse effect on the global economy.

Specifically, the current and future actions or escalations by either the United States or China that affect trade relations may cause or contribute to further slowdowns in Chinese economic growth, the depreciation of the RMB and global economic turmoil, which has the potential to adversely impact our supply chain for our products and potentially have a material adverse effect on our business and results of operations, and we cannot provide any assurance as to whether such actions will occur or the form that they may take.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the over the counter market since November 9, 2012. Previously our common stock was listed on the NASDAQ Global Select Market under the symbol “HEAT” and had been trading on NASDAQ since January 29, 2009. The following table sets forth the range of the high and low bid prices of our common stock for each quarter in the years ended December 31, 2021 and 2020. These bid prices were obtained from NASDAQ Markets, Inc. All prices listed herein reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	2021		2020
	High	Low	High	Low
First Quarter (through March 31)	$3.51	.40	$.84	.31
Second Quarter (through June 30)	1.67	1.30	.45	.26
Third Quarter (through September 30)	1.47	1.10	.48	.38
Fourth Quarter (through December 31)	1.04	.84	.70	.24

Holders of Record

On April 14, 2021, there were approximately 74 shareholders of record based on information provided by our transfer agent. Many of our shares of common stock are held in street or nominee name by brokers and other institutions on behalf of shareholders and we are unable to estimate the total number of shareholders represented by these record holders.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company currently leases it facilities to produce boric acid in the Peoples Republic of China (“PRC”) and plans to expand its manufacturing facilities through a Joint Venture (“JV”) to produce up to 30,000 tonnes of lithium carbonate annually for the electric vehicle battery market in China, subject to funding.

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

The main operating entity, Technology was incorporated on December 18, 2018. The business of Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001, and manufactured and sold boric acid and related compounds for industrial and consumer usage. Technology obtains its brine exclusively from Qinghai Mining and currently leases its facilities to third parties to produce boric acid and related compounds. . Technology previously purchased ore from Qinghai Mining; however, Qinghai Mining ceased ore production due to environmental protection restriction from the government. In order to maintain the normal operation of the Company; in July 2021, Technology Company entered a processing contract to provide boric acid commissioned processing service at processing fee of RMB 2,000 ($308) per ton with borax provided by the customer. On August 31, 2021, two parties signed the supplement agreement, the final settlement price increased to RMB 2450 ($375) per ton due to increased costs. In September 2021, Technology Company entered a new agreement with the same customer, the Company would no longer provide the processing services and agreed to lease its boric acid manufacturing facility, equipment, auxiliary equipment, necessary utilities, and workers to produce the boric acid. The customer is required to pay RMB 400,000 ($61,680) per month for facility usage fee to the Company, or RMB 500,000 ($77,090) per month if the customer wants to use the Company’s low-grade abandoned slag.

In December 2019, a novel strain of coronavirus (COVID-19) was reported and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020. However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control, and the Company’s production and sales has been gradually increasing since April 2020. Since April 2020 to January 2022, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases are not significant due to PRC government’s strict control. Since February 2022, the COVID-19 case bounced again in many cities of China; however, there are only a few new cases in Qinghai Province which does not impact the Company’s operations.

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

As reflected in the accompanying CFS, the Company had net loss of $4.19 million and $0.23 million for the years ended December 31, 2021 and 2020, respectively; the Company stopped produce and selling boron acid starting from September 2021 due to decreased mine production resulting from rectifying the mines in the area by the authority for environment protection, which raise substantial doubt about the Company’s ability to continue as a going concern.

Because the Company ceased obtaining ore for the production of boric acid from its affiliate, the Company leased out the boric acid manufacturing facility, equipment and auxiliary equipment for a monthly fee in order to provide interim cash flow and maintain revenues from boric acid operations. The Company plans to produce lithium carbonate that can be sold for the electric vehicle battery use and is currently at test production stage. The Company expects to generate additional revenues and cash flow once it receives government approval of the official production process, and the Company will source all material that will be used for both boric acid and lithium carbonate production from Qinghai Mining once the brine processing process receives approval from the relevant governmental authorities, the Company submitted application to Environment Protection Department in the beginning of 2022 and is currently under the review. Management also intends to raise additional funds by way of a private or public offerings, by obtaining loans from banks or form other sources of debt or equity capital. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Related Party Transactions

Due from related parties, net

Technology purchased raw material boron rock from Qinghai Mining (owned by three former major shareholders of the Company); in addition, Technology received no-interest short-term advances from Qinghai Mining from time to time for daily operational needs. As of December 31, 2021 and 2020, due from Qinghai Mining was $0 (a 100% bad debt allowance was recorded for due from Qinghai Mining of $4.5 million due to the concern of its ability to repay the debt because it ceased production of boron ore sold to us) and $3.11 million, respectively (the net amount of intercompany transactions between Technology and Qinghai Mining). Qinghai Technology purchased boron ore at a cost of $727,289 and $1,521,747 from Qinghai Mining during the years ended December 31, 2021 and 2020, respectively.

Due to related parties

Technology uses equipment that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources”) for production which is owned by our former Chairman and his brother who were two major shareholders of the Company in 2021. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the years ended December 31, 2021and 2020 was $14,931 and $26,785, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Technology was $96,274 and $79,309 at December 31, 2021 and 2020, respectively; however, Technology, Qinghai Mining and Zhongtian agreed to use the creditor’s rights of Technology to Qinghai Mining to offset the debts of Technology to Zhongtian, accordingly, due to Zhongtian Resource was $0 as of December 31, 2021.

Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”) which is 90% owned by the son of the Company’s major shareholder and Chairman. For the years ended December 31, 2021 and 2020, the Company’s sales to Dingjia was $0 and $141,411, respectively. At December 31, 2021 and 2020, outstanding payable to Dingjia was $21,248 and $20,762, respectively; however, Technology, Qinghai Mining and Dingjia agreed to use the creditor’s rights of Technology to Qinghai Mining to offset the debts of Technology to Dingjia, accordingly, due to Dingjia was $0 as of December 31, 2021.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($627,382) with an annual interest of 6.8% from Xi’an Jinzang. The funds were used for the production and operation activities and construction of Adsorption Station of Qinghai Zhongli. The Company was to repay RMB 2.5 million ($392,114) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($235,268) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time. The Company did not repay the RMB 2.5 million ($392,114) at December 31, 2021; in addition, the Company borrowed additional RMB 2 million ($313,691) with same terms during the second quarter of 2021 under the oral agreement. The Company borrowed additional RMB 2 million ($313,691) with the same terms during the third quarter of 2021 under the oral agreement. The Company recorded $55,679 capitalized interest on CIP of Adsorption Station Project as of December 31, 2021.

In addition, at December 31, 2021 and 2020, the Company had $1,473,591 and $1,014,591 due to a major shareholder and Chief Executive Officer of the Company, resulting from certain of the Company’s operating expenses such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and payable upon demand.

At December 31, 2021, the Company had $499 due to a senior officer of the Company, resulting from the Company’s expenses paid by him. This short-term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of December 31, 2021 and 2020, respectively:

	Related party name	2021	2020
Due from	Qinghai Mining including $1.77 million sale of CIP (Test and Experimental Plant I)	$5,567,440	$3,457,488
Due to	Qinghai Mining	(1,047,820)	(350,438)
Due from Xi'an Jinzang (NCI of the JV)		-	76,630
Bad debt allowance		(4,519,619)	-
Due from, net (current and noncurrent)		$-	$3,183,680

Due to	Dingjia	$-	$20,762
Due to	Xi'an Jinzang (NCI of the JV) with 6.8% interest	1,310,444	-
Due to	Zhongtian Resources	-	79,309
Due to	Senior officer	499	-
Due to	A major shareholder (CEO)	1,473,591	1,014,591
Due to, total		$2,758,534	$1,114,662

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

Principles of Consolidation

For the years ended December 31, 2021 and 2020, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, we had bad debt allowance for accounts receivable of $20,233 and $19,770 at December 31, 2021 and 2020, respectively.

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

On April 15, 2020, Technology and Xi’an Jinzang formed a JV company Qinghai Zhongli to process brine supplied by Technology. Technology owns 51% of the JV and Xi’an Jinzang owns the remaining 49%. During the years ended December 31, 2021 and 2020, the Company had loss of $153,271 and $14,402 that were attributable to the NCI.

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

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales
Boronic acid sales	$4,779,386	77.5%	$7,565,802	100.0%
Processing revenue	546,245	8.9%	-	-%
Plant rental revenue	219,473	3.5%	-	-%
Material sales	621,214	10.1%	-	-%
Total revenue	6,166,318	100.0%	7,565,802	100.0%
Boronic acid costs	3,719,603	60.3%	6,669,324	88.2%
Processing costs	384,109	6.2%	-	-%
Plant rental costs	103,307	1.7%	-	-%
Material sale costs	601,946	9.8%	-	-%
Total cost of revenue	4,808,965	78.0%	6,669,324	88.2%
Gross profit	1,357,353	22.0%	896,478	11.8%
Selling expenses	53,585	0.9%	186,316	2.5%
Bad debts expense	4,477,915	72.6%	-	-%
General and administrative expenses	1,220,467	19.8%	1,094,269	14.4%
Total operating expenses	5,751,965	93.3%	1,280,585	16.9%
Income (loss) from operations	(4,394,612)	(71.3)%	(384,107)	(5.1)%
Other income	230,829	3.7%	234,113	3.1%
Income (loss) before income taxes	(4,163,783)	(67.5)%	(149,994)	(2.0)%
Income tax expense	182,690	3.0%	94,306	1.2%
Income (loss) before noncontrolling interest	(4,346,473)	(70.5)%	(244,300)	(3.2)%
Less: loss attributable to noncontrolling interest	(153,271)	(2.5)%	(14,402)	(0.2)%
Net loss to the Company	$(4,193,202)	(68.0)%	$(229,898)	(3.0)%

Revenue

Revenue for the years ended December 31, 2021 and 2020 was $6,166,318 and $7,565,802, respectively, a decrease of $1,399,484 or 18.5%. Boronic acid sales for the years ended December 31, 2021 and 2020 was $4,779,386 and $7,565,802, respectively, a decrease of $2,786,416 or 36.8%. The decrease in boron acid sales was mainly due to a 43.4% decrease in sales quantity resulting from 1) less boric acid inventory carried over from prior periods; in July and August 2021, the remaining stock of boric acid was sold out, which resulting no boric acid available for sale in fourth quarter of 2021, and 2) our only ore supplier Qinghai mining ceased mine production resulting from rectifying the mines in the area by the authority for environment protection. However, the decrease in sales quantity was partly offset by a 3.2% increase in average unit selling price and a 3.4% increase due to change in exchange rate. Starting from the third quarter 2021, we were no longer produce the boron acid but only providing the processing service; starting the fourth quarter 2021, we stopped the ore processing due to increased cost but only leasing our facilities out to a third party who imports boron ore and process it for sale by themselves.  We had $546,245 processing revenue and $219,473 plant rental revenue for the year ending December 31, 2021, we also had $621,214 revenue from material sales in 2021.

Cost of revenue

Cost of revenue (“COR”) for the years ended December 31, 2021 and 2020 was $4,808,965 and $6,669,324, respectively, a decrease of $1,860,359 or 27.9%. Boronic acid cost for the years ended December 31 2021 and 2020 was $3,719,603 and $6,669,324, respectively, a decrease of $2,949,721 or 44.2%.  The decrease was mainly due to decreased sales and production. The overall COR as a percentage of revenue was 78.0% for the year ended December 31, 2021 compared with 88.2% for 2020. The decrease in COR as a percentage of revenue was mainly due to decreased average cost of production of boron acid as we ceased boron acid production and ore processing during the 2nd half of 2021. In addition, in the comparable period of 2020, we had abnormal high COS as a percentage of sales; due to COVID19 outbreak, our factory was reopened one month later than originally planned, and we did not resume the production one week after the factory reopened due to the drought of master liquid pool resulting from the longer period of shutdown of the machine, we spent additional days and had extra acid and mineral consumption to cultivate the concentration level of master liquid pool.  The cost for processing revenue as a percentage of revenue was 70.3% in 2021, the cost for plant rental revenue as a percentage of revenue was 47.1% in 2021, and the cost for material sale revenue as a percentage of revenue was 96.9% in 2021.

Gross profit

Gross profit for the years ended December 31, 2021 and 2020 was $1,357,353 and $896,478, respectively, an increase of $460,875 or 51.4%. The blended profit margin was 22.0% for the year ended December 31, 2021 compared to 11.8% for the year ended December 31, 2020, the increase in profit margin was mainly due to decreased production cost of boron acid, increased revenue from processing service, plant rental revenue and revenue from sale of material in 2021, as described above.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $53,583 for the year ended December 31, 2021, compared to $186,316 for the year ended December 31, 2020, a decrease of $132,733 or 71.2%, mainly due to decreased salespersons’ salaries by $74,130 and decreased freights expense by $59,740 resulting from decreased sales caused by ceased boron acid production.

General and administrative expenses consist mainly of salary, R&D, office, welfare, business meeting, maintenance, bad debt expense and utilities. General and administrative expenses were $5,698,382 for the year ended December 31, 2021, compared to $1,094,269 for the year ended December 31, 2020, an increase of $4,604,113 or 420.7%, mainly resulting from increased bad debt expense by $4,477,915 and increased R&D expense by $162,210, which was partly offset by decreased maintenance fee by $45,410.

Other income

Other income was $230,829 for the year ended December 31, 2021, compared to $234,113 for the year ended December 31, 2020, a decrease of $3,284 or 1.4%. For the year ended December 31, 2021, other income mainly consisted of subsidy income of $235,432, interest income of $4,047, but offset with financial expense of $4,016 and other expenses of $4,661. For the year ended December 31, 2020, other income mainly consisted of subsidy income of $192,992, interest income of $2,713 and other income of $41,879, but offset with financial expense of $3,471.

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

Net loss

We had net loss of $4,193,202 for the year ended December 31, 2021, compared to net loss of $229,898 for the year ended December 31, 2020, an increase in net loss by $3,963,304 or 1,723.9%. The increase in our net loss mainly resulted from increased bad debt expense which was partly offset by increased gross profit and increased subsidy income as described above.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and equivalents of $1,253,661. Working capital deficit was $3,351,871 at December 31, 2021. The ratio of current assets to current liabilities was 0.32:1 at December 31, 2021.

The following is a summary of cash provided by or used in each of the indicated types of activities during years ended December 31, 2021 and 2020:

	2021	2020
Cash provided by (used in):
Operating activities	$1,558,061	$846,714
Investing activities	(1,708,970)	(447,180)
Financing activities	406,715	358,158

Net cash provided by operating activities was $1,558,061 for the year ended December 31, 2021, compared to $846,714 for the year ended December 31, 2020. The increase of cash inflow from operating activities the year ended December 31, 2021 compared to the year ended December 31, 2020 was principally attributable to decreased cash outflow from advance to suppliers by $420,038, decreased cash outflow form taxes payable by $290,918, increased cash inflow from inventory sale by $480,604, which was partly offset by decreased cash inflow from accounts receivable by $117,619, increased cash outflow on accounts payable by $363,799.

Net cash used in investing activities was $1,708,970 for the year ended December 31, 2021, compared to $447,180 for the year ended December 31, 2020. Net cash used in investing activities in 2021 mainly consisted of purchase of property and equipment of $228,279, purchase of intangible asset of $19,915, and $1,460,776 payment for constructing the adsorption station. Net cash used in investing activities in 2020 was mainly consisted of purchase of property and equipment of $312,999 and construction in progress of $134,181.

Net cash provided by financing activities was $406,715 for the year ended December 31, 2021, compared to $358,158 for the year ended December 31, 2020. The net cash provided by financing activities in 2021 consisted of amount due to other related parties of $1,653,330, include loans from Xi’an Jinzang described below, but partly offset by increase in due from Qinghai Mining of $1,246,615. The net cash provided by financing activities in 2020 consisted of capital contribution from noncontrolling interest of Qinghai Zhongli by $724,887, and increase in amount owing to other related parties of $429,523, but partly offset by increase in due from Qinghai Mining of $796,252.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($627,382) with an annual interest of 6.8% from Xi’an Jinzang. The fund was used for the production and operation activities and construction of Adsorption Station Project of Qinghai Zhongli. The Company was to repay RMB 2.5 million ($392,114) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($235,268) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time. The Company did not repay the RMB 2.5 million ($392,114) at December 31, 2021; in addition, the Company borrowed additional RMB 2 million ($313,691) with the same terms during the second quarter of 2021 under the oral agreement. The Company borrowed additional RMB 2 million ($313,691) with the same terms during the third quarter of 2021 under the oral agreement. The Company recorded $55,679 capitalized interest on CIP of Adsorption Station as of December 31, 2021.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and acting principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, because of a material weakness related to our internal level of U.S. GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in U.S. GAAP for the preparation of financial statements in accordance with U.S. GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with U.S. GAAP holds a license such as Certified Public Accountant in the U.S., nor have any attended U.S. institutions or extended educational programs that would provide enough of the relevant education relating to U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Jimin Zhang	55	Chief Executive Officer and Chairman
Xudong Wang	46	Chief Financial Officer
Kenneth Scipta	78	Director
Ming Wei	56	Director
Liguo Zhang	53	Director

Mao Zhang, was the former Chairman of the Board of our company and is the General Manager of Qinghai Technology. On October 5, 2021, Mr. Mao Zhang resigned from his position from the Board of Directors of the Company. Mr. Zhang has been the General Manager of Qing Hai Mid-Heaven Boron & Lithium Mining Company, Ltd. (“Qing Hai Mining”) Since its inception on March 6, 2001. Mr. Zhang also serves as the Vice Chairman of the Boron Chemical Branch of China Inorganic Salts Industry Association. Mr. Zhang was selected to serve as a director on our Board due to his broad industry experience and prior leadership experience at Qinghai Technology.

Jimin Zhang, is the Chief Executive Officer and Chairman of our company. For the past five years Mr. Zhang has been the managing director of the Zhang’s family office. Since March of 2018, Mr. Zhang served as a financial and operations consultant to Qing Hai Mining and supervised the carve out of Qinghai Technology o from Qing Hai Mining. Mr. Zhang is the Managing Director of Northtech Holdings, Inc., the former majority stockholder and former creditor of our company. Mr. Zhang was selected to serve as a director on our Board due to his financial industry experience and experience as an investor.

Xudong (Rhett) Wang, from December 2018 Mr. Wang has served as the Chief Financial Officer of our company. From February 2010 – December of 2018, Mr. Wang served and Chief financial officer and Vice President of SmarHeat Taiyu (Shenyang) Energy Technology Ltd. Mr. Wang formerly served as the Chief Financial officer of a NASDAQ listed company. Mr. Wang received a bachelor’s degree in economics from the Shandong Finance University and a Masters of Business Administration from Hamburg University, Germany. Mr. Wang was selected to serve as a director on our Board due to his financial industry experience and experience with the company as its Chief Financial Officer.

Ming Wei has served as Senior Engineer at Qing Hai Salt Lake Research Institute of Chinese Academy of Sciences for the past 5 years and began his career there in 1990. Mr. Wei served as an advisor to companies in the Qing Hai Province by assisting them develop and utilize mineral resources. Mr. Wei also serves as Secretary General, of Lithium branch of China Inorganic Salt Association since April of 2019. Mr. Wei is currently serving without compensation or pursuant to a written agreement. Mr Wei was appointed to the Board on June 17, 2020. Mr. Wei was selected to serve as a director on our Board due to his mineral industry experience.

Liguo Zhang, serves as a director of our company. For the past five years Mr. Zhang has served as a managing partner of the Guo Feng Law Firm where he practices corporate and securities law. Mr. Zhang was selected to serve as a director on our Board due to his experience with the corporate and securities laws in the PRC and his legal experience relating to mining, real estate and chemical production. Mr. Zhang was selected to serve as a director on our Board due to his legal experience.

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

Board and Committee Meetings

The Board meets on a regularly scheduled basis during the year to review significant developments affecting us and to act on matters requiring their approval. It also holds special meetings when important matters require action between scheduled meetings. Members of senior management regularly attend meetings to report on and discuss their areas of responsibility. During 2020, the Board held four meetings. The Board has three standing committees:

●	the audit committee, which held four meetings in 2021;

●	the compensation committee, which held no meetings in 2021; and

●	the nominating and corporate governance committee, which held no meetings in 2021.

Each of the incumbent directors of the Board attended at least 75% of the aggregate of all meetings of the Board and meetings of committees of our Board upon which they served (during the periods that they served) during 2021.

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

Audit Committee

Messrs. Scipta, Wei and Liguo Zhang currently serve on the audit committee, which is chaired by Mr. Scipta. The Board has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined under Rule 10A-3 of the Exchange Act. Mr. Scipta meets the requirements for financial literacy under the applicable rules and regulations of the SEC. The Board has designated Mr. Scipta as an “audit committee financial expert,” as defined under the applicable rules of the SEC.

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

The audit committee met four times during the fiscal year ended December 31, 2021. The audit committee operates under a written charter adopted by the Board of Directors.

Compensation Committee

Messrs. Scipta Wei, and Liguo Zhang currently serve on the compensation committee, which is chaired by Mr. Li. The Board has determined that each member of the compensation committee is “independent” as that term is defined in the applicable SEC. The compensation committee’s responsibilities include:

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

Nominating and Corporate Governance Committee

Messrs. Scipta, Wei, and Liguo Zhang currently serve on the nominating and corporate governance committee, which is chaired by Mr. Zhang. The Board has determined that each member of the nominating and corporate governance committee is “independent” as that term is defined in the applicable SEC. The nominating and corporate governance committee’s responsibilities include:

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

The nominating and corporate governance committee did not meet during the fiscal year ended December 31, 2021. The nominating and corporate governance committee operates under a written charter adopted by the Board.

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

Executive Compensation

The following table sets forth information concerning the compensation for the years ended December 31, 2020 and 2021, of each of our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
Kenneth Scipta	2020	30,000							10,000	*
	2021	30,000							30,000	*

Yingkai Wang	2020	21,242	-	-	-	-	-	-	21,242
	2021	21,242	-	-	-	-	-	-	21,242
Jimin Zhang CEO	2020	120,000							120,000	*
	2021	120,000							120,000
Xudong Wang CFO	2021	120,000							120,000	*
	2021	120,000							120,000	*
Mao Zhang General Manager	2021	240,000							240,000	*
	2020	240,000							240,000	*

No outstanding equity awards are held or granted to any of our named executive officers at December 31, 2021.

●	Accrued but not paid. Certain executives have agreed to reduce their compensation in 2020.

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

Compensation of Directors

The following table sets forth information concerning the compensation of our directors for the year ended December 31, 2021.

Director Compensation Table for 2021

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of March 31, 2021, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our named executive officers and directors as a group.

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

As of March 31, 2021, there were 185,986,370 shares of our common stock issued and outstanding.

Name of beneficial owner	Number of shares		Percent of class
5% Shareholders
Ginko International Investment Co, Ltd	20,000,000		10.76%
Jianguo Zhang			5%

Directors and Named Executive Officers

Mr. Jimin Zhang	152,769,799	(1)	82.14%
Mr. Xing Hai Li	0
Mr. Liguo Zhang	0
Mr. Ming Wei	0
Kenneth Scipta	50,000		* %

All Directors and Named Executive Officers as a Group (2 Persons)	152,769,799		82.14%

* Represents less than 1% of shares outstanding.

(1) Includes 8,770,992shares held by Mr. Zhang’s wife and 20,000,000 shares held by Ginko International Investment Co., Ltd, where Mr. Zhang has investment and depository power.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Mr. Mao Zhang served as our former Chairman. Mr. Zhang also owns approximately 75% of Qinghai Mining and serves as its general manager.

On November 4, 2021, Mr. Jimin Zhang purchased a total of 106,001,971 shares of our Common Stock at a purchase price of $.001 per share from Mr. Mao Zhang, 80,625,099 shares, Mr. Jian Zhang, 22,165,012 shares, and Ms. Ying Zhao, 3,211,860 shares. Mr. Mao Zhang was our former Chairman ad Ms. Ying Zhao is his wife. Mr. Jian Zhang is the brother of Mr. Mao Zhang.

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

Technology purchased raw material boron rock from Qinghai Mining (owned by three former major shareholders of the Company); in addition, Technology received no-interest short-term advances from Qinghai Mining from time to time for daily operational needs. As of December 31, 2021 and 2020, due from Qinghai Mining was $0 (a 100% bad debt allowance was recorded for due from Qinghai Mining of $4.5 million due to the concern of its ability to repay the debt because it ceased production of boron ore sold to us) and $3.11 million, respectively (the net amount of intercompany transactions between Technology and Qinghai Mining). Qinghai Technology purchased boron ore at a cost of $727,289 and $1,521,747 from Qinghai Mining during the years ended December 31, 2021 and 2020, respectively.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang, our joint venture partner, entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($627,382) with an annual interest of 6.8% from Xi’an Jinzang. The funds were used for the production and operation activities and construction of Adsorption Station of Qinghai Zhongli. The Company was to repay RMB 2.5 million ($392,114) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($235,268) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time. The Company did not repay the RMB 2.5 million ($392,114) at December 31, 2021; in addition, the Company borrowed additional RMB 2 million ($313,691) with same terms during the second quarter of 2021 under the oral agreement. The Company borrowed additional RMB 2 million ($313,691) with the same terms during the third quarter of 2021 under the oral agreement. The Company recorded $55,679 capitalized interest on CIP of Adsorption Station Project as of December 31, 2021.

In addition, at December 31, 2021 and 2020, the Company had $1,473,591 and $1,014,591 due to our Chairman, major shareholder and Chief Executive Officer of the Company, resulting from certain of the Company’s operating expenses such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and are payable upon demand.

Item 14. Principal Accounting Fees and Services

Our Audit Committee selected Prager Metis as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal year ending December 31, 2021 and selected Paris, Kreit & Chiu CPA as the independent registered certified public accounting firm to audit the books and accounts of our company and subsidiaries for the fiscal years ending December 31, 2021.The following table presents the aggregate fees billed for professional services rendered by Prager Metis for the years ended December 31, 2020 and 2021.

	2020	2021
Audit Fees	$165,000	$170,000
Audit-related fees
Tax fees
All other fees
Total	$165,000	$170,000

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

21.1†	Subsidiaries of the Registrant
24.1†	Power of Attorney (Included on the Signature Page of the Annual Report on Form 10-K)
31.1†	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Executive Officer
32.2‡	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as signed by the Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan, contract or arrangement.

†Filed herewith.

‡Furnished herewith.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LITHIUM & BORON TECHNOLOGY, INC.
(Registrant)

Date: March 31, 2022	By:	/s/ Jimin Zhang
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

Signature	Title	Date

/s/ Jimin Zhang	Chief Executive Officer and Chairman
Jimin Zhang	(Principal Executive Officer)	March 31, 2022

/s/ Xudong Wang	Acting Chief Accountant
Xudong Wang	(Principal Financial and Accounting Officer)	March 31, 2022

/s/ Kenneth Scipta	Director	March 31, 2022
Kenneth Scipta

/s/ Ming Wei	Director	March 31, 2022
Ming Wei

/s/ Liguo Zhang	Director	March 31, 2022
Liguo Zhang

Lithium & Boron Technology, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders’, Audit Committee, Board of Directors and Management

Lithium & Boron Technology, Inc.

Opinion on the financial statements

We audited the accompanying consolidated balance sheets of Lithium & Boron Technology, Inc.

(“the Company”) as of December 31, 2021 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, as of December 31, 2021, the Company had recurring losses from operations and an accumulated deficit. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Critical Audit Matters below.

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

Going concern- Refer to Note 2 to the financial statements, as well as Going Concern explanatory paragraph above

Critical Audit Matter Description:

The Company incurred recurring losses from operations and as discussed in Note 1 to the financial statements has a capital commitment of approximately $10,070,000 under the investment and cooperation agreement.

How the critical audit matter was addressed in the audit

Our principal procedures to address this matter were:

Obtained cash flow forecast from the Company, performed audit procedures to evaluate the reasonableness of the forecast by reviewing the computations and assumptions. We also discussed the going concern matter with the audit committee and the board of directors.

We have served as the Company’s auditor since 2021

/s/ Paris Kreit & Chiu, CPA’s LLP

Los Angeles, California

March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders’, Audit Committee, Board of Directors and Management

Lithium & Boron Technology, Inc.

Opinion on the financial statements

We audited the accompanying consolidated balance sheet of Lithium & Boron Technology, Inc. (“the Company”) as of December 31, 2020 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters (CAMs) communicated below are matters arising from the 2020 audit of the Company’s financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of CAMs does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the CAMs  below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

We served as the Company’s auditor from 2019 to 2020.

/s/ Prager Metis, CPA’s LLP

El Segundo, California

April 15, 2021

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and equivalents	$1,253,661	$972,066
Accounts receivable, net	-	223,194
Prepaid expenses	12,402	-
Advances to suppliers, net	15,858	242,311
Other receivables ,net	214,704	60,226
Notes receivable	78,423	96,367
Due from related parties	-	1,771,789
Inventories	4,732	1,179,387

Total current assets	1,579,780	4,545,340

NONCURRENT ASSETS
Due from related party, net	-	1,411,891
Property and equipment, net	1,389,294	1,488,783
Intangible asset, net	50,640	-
Construction in progress	1,623,309	141,846

Total noncurrent assets	3,063,243	3,042,520

TOTAL ASSETS	$4,643,023	$7,587,860

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$312,532	$525,775
Unearned revenue	69,557	64,190
Accrued liabilities and other payables	1,561,585	1,522,347
Taxes payable	203,443	106,651
Due to related parties	2,784,534	1,114,662

Total current liabilities	4,931,651	3,333,625

DEFERRED INCOME	1,075,960	1,253,046

TOTAL LIABILITIES	6,007,611	4,586,671

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000 shares authorized, 185,968,370 shares issued and outstanding	185,968	185,968
Paid-in capital deficiency	(6,666,351)	(6,666,351)
Statutory reserves	246,845	177,843
Accumulated other comprehensive income	288,865	223,922
Retained earnings	3,966,532	8,328,736

TOTAL COMPANY STOCKHOLDERS' EQUITY (DEFICIT)	(1,978,141)	2,250,118

Noncontrolling interest	613,553	751,071

TOTAL EQUITY (DEFICIT)	(1,364,588)	3,001,189

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,643,023	$7,587,860

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	YEARS ENDED DECEMBER 31,
	2021	2020

Revenue
Boronic acid sales	$4,779,386	$7,424,391
Boronic acid sales - related party	-	141,411
Processing revenue	546,245	-
Plant rental revenue	219,473	-
Material sales	621,214	-
Total revenue	6,166,318	7,565,802

Cost of revenue
Boronic acid	3,719,603	6,669,324
Processing	384,109	-
Plant rental	103,307	-
Material sales	601,946	-
Total cost of revenue	4,808,965	6,669,324

Gross profit	1,357,353	896,478

Operating expenses
Selling	53,583	186,316
Bad debts expense	11,401	-
Bad debts expense - related party	4,466,514	-
General and administrative	1,220,467	1,094,269

Total operating expenses	5,751,965	1,280,585

Loss from operations	(4,394,612)	(384,107)

Non-operating income (expenses)
Financial expense	(4,016)	(3,471)
Other income (expense)	(4,661)	41,879
Interest income	4,074	2,713
Subsidy income	235,432	192,992

Total non-operating income, net	230,829	234,113

Loss before income tax	(4,163,783)	(149,994)

Income tax expense	182,690	94,306

Loss before noncontrolling interest	(4,346,473)	(244,300)

Less: loss attributable to noncontrolling interest	(153,271)	(14,402)

Net loss to the Company	(4,193,202)	(229,898)

Other comprehensive items
Foreign currency translation gain attributable to the Company	64,943	238,522
Foreign currency translation gain attributable to noncontrolling interest	15,753	60,731

Comprehensive income (loss) attributable to the Company	$(4,128,259)	$8,624

Comprehensive income (loss) attributable to noncontrolling interest	$(137,518)	$46,329

Basic and diluted weighted average shares outstanding	185,968,370	185,968,370

Basic and diluted net income (loss) per share	$(0.05)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Paid-in capital	Statutory	Accumulated other comprehensive (loss)	Retained		Noncontrolling
	Shares	Amount	deficiency	reserves	income	earnings	Total	interest
Balance at January 1, 2020	185,968,370	$185,968	$(6,666,351)	$71,252	$(14,600)	$8,765,225	$2,341,494	$-

Net loss	-	-	-	-	-	(229,898)	(229,898)	(14,402)

Capital contribution	-	-	-	-	-	-	-	704,742

Dividend accrued	-	-	-	-	-	(100,000)	(100,000)	-

Statutory reserve	-	-	-	106,591	-	(106,591)	-	-

Foreign currency translation gain	-	-	-	-	238,522	-	238,522	60,731

Balance at December 31, 2020	185,968,370	185,968	(6,666,351)	177,843	223,922	8,328,736	2,250,118	751,071

Net income	-	-	-	-	-	(4,193,202)	(4,193,202)	(153,271)

Dividend accrued	-	-	-	-	-	(100,000)	(100,000)	-

Statutory reserve	-	-	-	69,002	-	(69,002)	-	-

Foreign currency translation gain	-	-	-	-	64,943	-	64,943	15,753

Balance at December 31, 2021	185,968,370	$185,968	$(6,666,351)	$246,845	$288,865	$(3,966,532)	$(1,978,141)	$613,553

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(4,346,473)	$(244,300)
Adjustments to reconcile loss including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	361,899	324,338
Bad debt expense	11,401	18,702
Bad debt expense - related party	4,466,514	-
Changes in deferred income	(203,983)	(190,790)
(Increase) decrease in assets and liabilities:
Accounts receivable	225,733	343,352
Prepaid expenses	(10,190)	-
Advances to suppliers	198,396	(221,642)
Other receivables	(164,747)	(56,636)
Inventories	1,188,128	707,524
Accounts payable	(202,934)	160,865
Unearned revenue	3,819	(57,801)
Accrued liabilities and other payables	(62,690)	260,832
Taxes payable	93,188	(197,730)

Net cash provided by operating activities	1,558,061	846,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(228,279)	(312,999)
Purchase of intangible asset	(19,915)	-
Construction in progress	(1,460,776)	(134,181)

Net cash used in investing activities	(1,708,970)	(447,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from noncontrolling interest	-	724,887
Changes in due from related parties	(1,246,615)	(796,252)
Changes in due to related parties	1,653,330	429,523

Net cash provided by financing activities	406,715	358,158

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	25,789	54,350

NET INCREASE IN CASH AND EQUIVALENTS	281,595	812,042

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	972,066	160,024

CASH AND EQUIVALENTS, END OF PERIOD	$1,253,661	$972,066

Supplemental cash flow data:
Income tax paid	$81,849	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash investing activities
Transfer of advance to suppliers to intangible asset	$31,001	$-
Sale of the construction in progress to related party company	$-	$1,654,554

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The main operating entity, Technology was incorporated December 18, 2018. The business of Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001, and formerly manufactured and sold boric acid and related compounds for industrial and consumer use. Qinghai Mining has stopped the mining of boron rock and will only provide brine to Technology. In order to maintain the normal operation of the Company, in July 2021, Technology Company entered a processing contract to provide boric acid commissioned processing service for a processing fee of RMB 2,000 ($308) per ton with borax provided by the customer. On August 31, 2021, two parties signed the supplement agreement, the final settlement price increased to RMB 2450 ($375) per ton due to increased costs. In September 2021, Technology Company entered a new agreement with the same customer, where Technology Company would no longer provide the processing service but only provided boric acid manufacturing facility, equipment, auxiliary equipment, necessary utilities, and workers to the customer for them to produce the boric acid by themselves. The customer was required to pay RMB 400,000 ($61,680) per month for facility usage fee to the Company, or RMB 500,000 ($77,090) per month if the customer wants to use the Company’s low-grade abandoned slag.

Management of Technology expects that it will source all material that will be used for both boric acid and lithium carbonate production from Qinghai Mining once the brine processing process receives approval and permits from the relevant governmental authorities. Technology and Qinghai Mining submitted an application to the Environment Protection Department in January of 2022 and is currently under the review. Technology expects a response in the second quarter of 2022, and will supply additional data if there are further comments on the application.

In December 2019, a novel strain of coronavirus (COVID-19) was reported, and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020. However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control; and the Company’s production and sales started back to normal since April 2020. Since April 2020 to January 2022, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases are not significant due to PRC government’s strict control. Since February 2022, COVID-19 case increased in many cities of China; however, there are only a few new cases in Qinghai Province which we do not expect impact the Company’s operations.

On March 27, 2020, Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (“Xi’an Jinzang”) to produce up to 30,000 tonnes of battery grade lithium carbonate annually, subject to funding. On April 15, 2020, the parties formed a joint Venture (“JV”) Zhonglixinmo Technology Co., Ltd (“Qinghai Zhongli” or JV) to process brine supplied by Technology. Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. The JV cooperation agreement calls for a capital contribution of RMB 140 million ($19,746,000), to be paid in three phases according to the project construction progress: RMB 36 million ($5,077,000) to be paid within 10 days from the date of registration and establishment of the JV, RMB 72 million ($10,155,000) to be paid before July 31, 2020, and RMB 32 million ($4,513,000) to be paid before October 31, 2020. The JV’s shareholders are required to contribute capital in accordance with their respective shareholding ratio. Each party made an initial capital contribution of RMB 5 million ($0.71 million) in April 2020. As of the date of this report, the parties have not made all capital contributions on the dates due, pending financing by the Company and obtaining required licenses and approvals. The capital contributions and timing can be adjusted anytime upon the parties’ mutual consent. During the construction and operation of the project, all parties agree to raise construction funds by means of bank loans and self-funding in the event additional equity financing is not available.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had loss before noncontrolling interest of $4.35 million and $0.24 million for the years ended December 31, 2021 and 2020, respectively; the net loss to the Company was $4.19 million and $0.23 million for the years ended December 31, 2021 and 2020, respectively.

After Technology ceased sourcing ore for the production of boric acid from Qinghai Mining , Technology leased out the boric acid manufacturing facility, equipment and auxiliary equipment for a monthly fee in order to provide interim cash flow and maintain revenues from boric acid operations.

The Company plans to produce lithium carbonate that can be sold for the electric vehicle battery use and is currently at test production stage. The Company expects to generate additional revenues and cash flow once it receives government approval of the official production process which is expected by second quarter 2022. Management also intends to raise additional funds by way of a private or public offerings, by obtaining loans from banks or form other sources of debt or equity capital. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of Consolidation

For the years ended December 31, 2021 and 2020, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation. Mid-heaven BVI, Sincerity and Salt-Lake had no operations as of today.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowance of $20,233 and $19,770 at December 31, 2021 and 2020, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material, tools and equipment for production. The advances are interest-free and unsecured. As of December 31, 2021 and 2020, the Company had gross advance to suppliers of $18,668 and $245,058 respectively, and the Company had allowance for advances to suppliers of $2,810 and $2,747, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value of the assets. Fair value generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2021 and 2020, there was no significant impairments of its long-lived assets.

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

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs typically upon receipts of the goods by customers. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not affected by the income tax holiday. The Company also temporarily provided boric acid commissioned processing service with boron material provided by the customer; the Company recognizes revenue when the final products are picked up by the customer at the Company’s warehouse, where the control transfers to the customer.

Starting from September 2021, Technology stopped processing service and leased out its boric acid manufacturing facility, equipment and auxiliary equipment to a customer. The customer pays RMB 400,000 ($61,680) per month for a facility usage fee to Technology. The facility leasing revenue is recorded on monthly basis.

Cost of Sales

Cost of sales consists primarily of material costs and direct labor and manufacturing overhead attributable to the production of the products. Write-down of inventory to lower of cost or net realizable value is also recorded in cost of sales.

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the years ended December 31, 2021 and 2020 were $162,802 and $590, respectively.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. At December 31, 2021 and 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

On April 15, 2020, Technology and Xi’an Jinzang formed a JV, Qinghai Zhongli, to process brine supplied by Technology. Technology owns 51% of the JV and Xi’an Jinzang owns the remaining 49%. During the years ended December 31, 2021 and 2020, the Company had loss of $153,271 and $14,402 attributable to the NCI.

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

As of December 31, 2021 and 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

Operating leases are included in operating lease ROU assets and operating lease liabilities (current and non-current), on the consolidated balance sheets. The Company did not have any leases as of December 31, 2021 and 2020.

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

3. INVENTORIES, NET

Inventories at December 31, 2021 and 2020, respectively, were as follows:

	2021	2020
Raw materials	$4,000	$275,416
Finished goods	732	903,971
Total	$4,732	$1,179,387

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payment. These bank acceptances were issued by customers to the Company and would be honored by the applicable bank. The Company may hold a bank acceptance until maturity for full payment or have the bank acceptance cashed by the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for their own obligations. As of December 31, 2021 and 2020, the Company had notes receivable of $78,423 and $96,367, respectively; and at December 31, 2021, the Company had $31,369 notes receivable endorsed and transferred to its vendors, in lieu of payment. The Company was contingently liable for these endorsed and transferred notes receivable until they are paid by the bank.

5. OTHER RECEIVABLES

Other receivables consisted of the following at December 31, 2021 and 2020:

	2021	2020
VAT receivable	$204,883	$57,364
Prepaid rent (short term)	-	2,043
Security deposit	3,294	-
Other	18,064	819
Total	226,241	60,226
Less: bad debt allowance	(11,537)	-
Other receivables, net	$214,704	$60,226

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2021 and 2020, respectively:

	2021	2020
Building structures and improvements	$640,492	$481,270
Production equipment	2,995,779	2,880,146
Vehicle	107,294	70,836
Equipment	273,488	267,235
Total	4,017,053	3,699,487
Less: accumulated depreciation	(2,627,759)	(2,210,704)
Property and equipment, net	$1,389,294	$1,488,783

In May 2021, the Company acquired RMB 1.1 million ($172,500) of land and building structures from a bankrupt company, of which, $121,000 was for building structures including workshop and office, $51,500 was for the land use right (see Note 7). The Company prepaid RMB 200,000 ($30,960) in March 2020, and paid remaining balance of RMB 900,000 ($139,310) in May 2021.

Depreciation for the years ended December 31, 2021 and 2020 was $361,029 and $324,338, respectively.

7. INTANGIBLE ASSET, NET

Intangible asset consisted of the following at December 31, 2021:

Land use right	$51,521
Less: accumulated amortization	(881)
Intangible asset, net	$50,640

The Company acquired land use right of $51,521 from a bankrupt company in May 2021, the transfer of Land Use Right Certificate was in process as of this report date. The Company has the right to use the land for 37 years and eight months and is amortizing such rights on a straight-line basis.

Amortization of land use right for the year ended December 31, 2021 was $870. Annual amortization for the next five years from December 31, 2021, is expected to be $1,368 for each year.

8. CONSTRUCTION IN PROGRESS (“CIP”)

As of December 31, 2021 and 2020, the Company had CIP of $1,623,309 and $141,846, respectively. The CIP was mainly for Qinghai Zhongli’s Adsorption Station Project, which is the early stage of an integrated lithium carbonate production system. The adsorption station is equipped with a liquid storage tank for the adsorption material to be placed inside, and its function is to preliminarily extract lithium mother solution from brine for initial purification; the lithium mother solution will go into evaporation shed for refining and concentration; and the concentrated mother solution (also called lithium water saturated solution) is then sent to the production workshop for precipitation and drying to form the finished product of lithium carbonate. As of December 31, 2021, the Company spent $1.62 million for constructing the adsorption station; as of this report date, the Company completed the construction of No. 1 adsorption stations, and is currently doing the technological transformation for No. 2 refining station for strengthening the exterior wall insulation. The Company was committed to pay $0.20 million based on the various construction - related contracts entered as of December 31, 2021.

9. TAXES PAYABLE

Taxes payable consisted of the following December 31, 2021 and 2020, respectively:

	2021	2020
Income tax payable	$55,658	$-
Other	18,604	18,331
VAT	129,181	88,320
Taxes payable	$203,443	$106,651

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at December 31, 2021 and 2020, respectively:

	2021	2020
Advances from third parties	$26,003	$6,035
Other	675,000	561,000
Accrued salary	860,582	955,312
Total	$1,561,585	$1,522,347

Advances from third parties were short term, non-interest-bearing and due on demand.

As of December 31, 2021 and 2020, other mainly consisted of 1) dividend payable to Northtech of $600,000 and $500,000, respectively; and 2) payables for professional fees and other miscellaneous expenses of $75,000 and $61,000, respectively.

As of December 31, 2021, accrued salary of $860,582 included $840,000 accrued salary for the three senior officers. As of December 31, 2020, accrued salary of $955,312 included $840,000 accrued salary for three senior officers.

11. RELATED PARTY TRANSACTIONS

Due from related parties, net

Technology purchased raw material boron rock from Qinghai Mining (owned by three former major shareholders of the Company); in addition, Technology received no-interest short-term advances from Qinghai Mining for daily operational needs. As of December 31, 2021 and 2020, due from Qinghai Mining was $0 and $3.11 million (the net amount of intercompany transactions between Technology and Qinghai Mining), respectively. Technology purchased boron ore of $727,289 and $1,521,747 from Qinghai Mining during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company wrote off the receivable of $4.5 million from Qinghai Mining, because Qinghai mining ceased production of boron rock sold to the Company. This halt in production has impaired the Mining Company’s ability to repay the receivable to the Company.

During the fourth quarter 2020, the Company made a short-term cash advance of RMB 500,000 ($76,630) to Xi’an Jinzang (49% NCI of the JV) with no interest and payable upon demand. Xi’an Jinzang repaid the amount in full in January 2021.

Due to related parties

Technology used equipment for production that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources”, which is owned by the Chairman and his brother who were formerly two major shareholders of the Company). The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the years ended December 31, 2021 and 2020 was $14,931 and $26,785, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Technology was $96,274 and $79,309 at December 31, 2021 and 2020, respectively; however, Technology, Qinghai Mining and Zhongtian agreed to use the creditor’s rights of Technology to Qinghai Mining to offset the debts of Technology to Zhongtian, accordingly, due to Zhongtian Resource was $0 as of December 31, 2021.

Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”) which is 90% owned by the son of the Company’s former major shareholder and Chairman. For the years ended December 31, 2021 and 2020, the Company’s sales to Dingjia was $0 and $141,411. At December 31, 2021 and 2020, payable to Dingjia was $21,248 and $20,762, respectively; however, Technology, Qinghai Mining and Dingjia agreed to use the creditor’s rights of Technology to Qinghai Mining to offset the debts of Technology to Dingjia, accordingly, due to Dingjia was $0 as of December 31, 2021.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($627,382) with an annual interest of 6.8% from Xi’an Jinzang. The funds were used for the production and operation activities and construction of Adsorption Station Project of Qinghai Zhongli. The Company was to repay RMB 2.5 million ($392,114) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($235,268) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time. The Company did not repay the RMB 2.5 million ($392,114) at December 31, 2021; in addition, the Company borrowed additional RMB 2 million ($313,691) with the same terms during the second quarter of 2021 under the oral agreement. The Company borrowed additional RMB 2 million ($313,691) with the same terms during the third quarter of 2021 under the oral agreement. The Company recorded $55,679 capitalized interest on CIP of Adsorption Station as of December 31, 2021.

In addition, at December 31, 2021 and 2020, the Company had $1,473,591 and $1,014,591 due to a major shareholder of the Company and Chief Executive Officer, resulting from certain Company operating expenses of the US parent company such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and was payable upon demand.

At December 31, 2021, the Company had $499 due to a senior officer of the Company, resulting from the Company’s expenses paid by him. This short-term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of December 31, 2021 and 2020, respectively:

	Related party name	2021	2020
Due from	Qinghai Mining including $1.77 million sale of CIP (Test and Experimental Plant I)	$5,567,440	$3,457,488
Due to	Qinghai Mining	(1,047,820)	(350,438)
Due from Xi'an Jinzang (NCI of the JV)		-	76,630
Less: bad debt allowance for Qinghai Mining		(4,519,619)	-
Due from, net (current and noncurrent)		$-	$3,183,680

Due to	Dingjia	$-	$20,762
Due to	Xi'an Jinzang (NCI of the JV) with 6.8% interest	1,310,444	-
Due to	Zhongtian Resources	-	79,309
Due to	Senior officer	499
Due to	A major shareholder	1,473,591	1,014,591
Due to, total		$2,758,534	$1,114,662

12. DEFERRED INCOME

Deferred income consisted mainly of the government subsidy to the Company’s special projects.

The detail of deferred income for the Company’s special projects at December 31, 2021 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$345,060	8/1/2013	10	$290,426	$54,634
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	78,423	5/1/2015	10	52,282	26,141
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,568,455	1/1/2018	10	627,382	941,073
Project of high value utilization of magnesium-rich waste liquid	313,691	7/9/2019	10	259,579	54,112
Total	$2,305,629			$1,229,669	$1,075,960

The detail of deferred income for the Company’s special projects at December 31, 2020 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$337,170	8/1/2013	10	$250,068	$87,102
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	76,629	5/1/2015	10	43,422	33,207
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,532,591	1/1/2018	10	459,778	1,072,813
Project of high value utilization of magnesium-rich waste liquid	306,518	7/9/2019	10	246,594	59,924
Total	$2,252,908			$999,862	$1,253,046

13. SUBSIDY INCOME

Subsidy income consisted of amortization of deferred income for declared special projects and government’s general incentive fund (recorded as income upon receipt) for the years ended December 31, 2021 and 2020, respectively:

	Years Ended December 31
	2021	2020
Technology upgrade for using lean ore to produce magnesium sulfate	$34,101	$31,895
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	7,750	7,249
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	155,003	144,978
Project of high value utilization of magnesium-rich waste liquid	7,130	6,669
Subsidy for resuming work	31,448	2,201
Total	$235,432	$192,992

14. DEFERRED TAX ASSETS

As of December 31, 2021 and 2020, respectively, deferred tax assets consisted of the following:

	2021	2020
Deferred tax asset –NOL of US parent company	$146,790	$1,107,044
Deferred tax asset –NOL of PRC subsidiaries	759,517	-
Less: valuation allowance	(906,307)	(1,107,044)
Deferred tax assets, net	$-	$-

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

The U.S. parent company, was incorporated in the U.S. and has net operating losses (“NOLs”) for income tax purposes, under the 2018 Tax Reform, the NOLs arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The U.S. parent Company has NOLs carry forwards for income taxes of approximately $0.70 million at December 31, 2021. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income (loss) before income taxes for the years ended December 31, 2021 and 2020, respectively:

	2021	2020
Tax (benefit) at U.S. federal statutory rates	$(874,395)	$(31,499)
Foreign income taxed at different rates	(147,631)	20,789
Tax holiday in PRC	369,079	(51,973)
Permanent difference	32,246	11,939
Valuation allowance	803,391	145,050
Tax expense per financial statements	$182,690	$94,306

The income tax expense for the years ended December 31, 2021 and 2020, respectively, consisted of the following:

	2021	2020
Income tax expense – current	$182,690	$94,306
Income tax expense – deferred	-	-
Total income tax expense	$182,690	$94,306

16. MAJOR CUSTOMERS AND VENDORS

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales for the years ended December 31, 2021 and 2020.

Year Ended December 31, 2021		Year Ended December 31, 2020
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales
A	14%	A	-%
B	12%	B	12%
C	10%	C	-%
D	-%	D	14%
E	-%	E	11%
F	-%	F	10%

The Company had no customer that accounted for 10% or more of the Company’s accounts receivable as of December 31, 2021. The Company had one customer that accounted for 10% or more of the Company’s accounts receivable as of December 31, 2020. The accounts receivable from this customer was $223,194 as of December 31, 2020.

Technology purchased all of its boron ore raw material of $727,289 and $1,521,747 from Qinghai Mining during the years ended December 31, 2021 and 2020, respectively.

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

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the years ended December 31, 2021 and 2020.

Year Ended December 31, 2021		Year Ended December 31, 2020
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A – Qinghai Mining	39%	A – Qinghai Mining	48%
B	24%	B	-%
C	15%	C	-%
D	12%	D	46%
E		E	%

The Company had three suppliers that accounted for 10% or more of the Company’s accounts payable as of December 31, 2021. The accounts payable to these suppliers was $78,480, $25,471 and $18,821 as of December 31, 2021, respectively.

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

According to Administrative Measures for the Collection and Utilization of Enterprise Work Safety Funds issued by the PRC Ministry of Finance and the State Administration of Work Safety, for the companies with dangerous goods production or storage, the company is required to make a special reserve for the use of enhancing and improving its safe production conditions. Under PRC GAAP, the reserve is recorded as cost of sales; however, under US GAAP, since the expense has not been incurred and the Company already recorded cost of sales for safety related expenses when incurred, this special reserve was recorded as an appropriation of its after-tax income. At December 31, 2021, the Company had $143,280 production safety related reserve, which was included in $246,845 statutory reserve in the balance sheet. The reserve is calculated at regressive rates levied on revenue in excess of specific amounts as follows:

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

20. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no material subsequent event.