Form 10-Q
period 2022-03-31
Lithium & Boron Technology, Inc.
filed 2022-05-20
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

LITHIUM & BORON TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 18, 2022, there were 185,986,370 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIUM & BORON TECHNOLOGY, INC
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2022 (Unaudited)	2021
ASSETS

CURRENT ASSETS
Cash and equivalents	$1,110,036	$1,253,661
Prepaid expenses	6,968	12,402
Advances to suppliers, net	52,741	15,858
Other receivables ,net	248,454	214,704
Notes receivable	-	78,423
Inventories	4,752	4,732

Total current assets	1,422,951	1,579,780

NONCURRENT ASSETS
Property and equipment, net	1,313,170	1,389,294
Intangible asset, net	50,528	50,640
Construction in progress	1,843,057	1,623,309

Total noncurrent assets	3,206,755	3,063,243

TOTAL ASSETS	$4,629,706	$4,643,023

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$153,262	$312,532
Unearned revenue	69,858	69,557
Accrued liabilities and other payables	1,701,143	1,561,585
Taxes payable	147,044	203,443
Due to related parties	3,168,207	2,784,534

Total current liabilities	5,239,514	4,931,651

DEFERRED INCOME	1,028,796	1,075,960

TOTAL LIABILITIES	6,268,310	6,007,611

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 500,000,000 shares authorized, 185,968,370 shares issued and outstanding	185,968	185,968
Paid-in capital deficiency	(6,666,351)	(6,666,351)
Statutory reserves	282,736	246,845
Accumulated other comprehensive income	293,207	288,865
Retained earnings	3,657,618	3,966,532

TOTAL COMPANY STOCKHOLDERS' EQUITY (DEFICIT)	(2,246,822)	(1,978,141)

Noncontrolling interest	608,218	613,553

TOTAL EQUITY (DEFICIT)	(1,638,604)	(1,364,588)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$4,629,706	$4,643,023

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021

Revenue
Boronic acid sales	$-	$1,828,380
Total revenue	-	1,828,380

Cost of revenue
Boronic acid	-	1,696,118
Total cost of revenue	-	1,696,118

Gross profit	-	132,262

Operating expenses
Selling	-	23,055
General and administrative	308,648	274,371

Total operating expenses	308,648	297,426

Loss from operations	(308,648)	(165,164)

Non-operating income (expenses)
Financial expense	(46)	(189)
Other expense	-	(60)
Interest income	874	477
Subsidy income	51,808	50,737

Total non-operating income, net	52,636	50,965

Loss before income tax	(256,012)	(114,199)

Income tax expense	-	11,458

Loss before noncontrolling interest	(256,012)	(125,657)

Less: loss attributable to noncontrolling interest	(7,989)	(9,933)

Net loss to the Company	(248,023)	(115,724)

Other comprehensive items
Foreign currency translation gain (loss) attributable to the Company	4,342	(33,357)
Foreign currency translation gain (loss) attributable to noncontrolling interest	2,654	(5,173)

Comprehensive loss attributable to the Company	$(243,681)	$(149,081)

Comprehensive loss attributable to noncontrolling interest	$(5,335)	$(15,106)

Basic and diluted weighted average shares outstanding	185,968,370	185,968,370

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(UNAUDITED)

	Common Stock		Paid-in capital deficiency	Statutory reserves	Accumulated other comprehensive (loss) income	Retained earnings	Total	Noncontrolling interest
	Shares	Amount
Balance at January 1, 2022	185,968,370	$185,968	$(6,666,351)	$246,845	$288,865	$3,966,532	$(1,978,141)	$613,553

Net loss	-	-	-	-	-	(248,023)	(248,023)	(7,989)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Statutory reserve	-	-	-	35,891	-	(35,891)	-	-

Foreign currency translation gain	-	-	-	-	4,342	-	4,342	2,654

Balance at March 31, 2022	185,968,370	185,968	(6,666,351)	282,736	293,207	3,657,618	(2,246,822)	608,218

Balance at January 1, 2021	185,968,370	185,968	(6,666,351)	177,843	223,922	8,328,736	2,250,118	751,071

Net loss	-	-	-	-	-	(115,724)	(115,724)	(9,933)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Statutory reserve	-	-	-	20,620	-	(20,620)	-	-

Foreign currency translation gain	-	-	-	-	(33,357)	-	(33,357)	(5,173)

Balance at March 31, 2021	185,968,370	$185,968	$(6,666,351)	$198,463	$190,565	$8,167,392	$2,076,037	$735,965

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(256,012)	$(125,657)
Adjustments to reconcile loss including noncontrolling
interest to net cash provided by (used in) operating activities:
Depreciation and amortization	84,910	90,534
Changes in deferred income	(51,808)	(50,737)
(Increase) decrease in assets and liabilities:
Accounts receivable	-	(12,152)
Prepaid expenses	5,486	(1,542)
Advances to suppliers	(36,802)	(120,386)
Other receivables	(32,809)	(56,440)
Inventories	-	657,614
Accounts payable	(81,833)	(77,986)
Unearned revenue	-	127,027
Accrued liabilities and other payables	114,355	(2,351)
Taxes payable	(57,262)	86,206

Net cash provided by (used in) operating activities	(311,775)	514,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,463)	(33,606)
Construction in progress	(212,643)	(650,901)

Net cash used in investing activities	(215,106)	(684,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution from noncontrolling interest	-	-
Changes in due from related parties		(620,402)
Changes in due to related parties	377,877	747,140

Net cash provided by financing activities	377,877	126,738

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	5,379	(6,287)

NET DECREASE IN CASH AND EQUIVALENTS	(143,625)	(49,926)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	1,253,661	972,066

CASH AND EQUIVALENTS, END OF PERIOD	$1,110,036	$922,140

Supplemental cash flow data:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND DECEMBER 31, 2021

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

The main operating entity, Technology was incorporated December 18, 2018. The business of Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001, and formerly manufactured and sold boric acid and related compounds for industrial and consumer use. Qinghai Mining has stopped the mining of boron rock and will only provide brine to Technology. In order to maintain the normal operation of the Company, in July 2021, Technology Company entered a processing contract to provide boric acid commissioned processing service for a processing fee of RMB 2,000 ($308) per ton with borax provided by the customer. On August 31, 2021, two parties signed the supplement agreement, the final settlement price increased to RMB 2450 ($375) per ton due to increased costs. In September 2021, Technology Company entered a new agreement with the same customer, where Technology Company would no longer provide the processing service but only provided boric acid manufacturing facility, equipment, auxiliary equipment, necessary utilities, and workers to the customer for them to produce the boric acid by themselves. The customer was required to pay RMB 400,000 ($63,000) per month for facility usage fee to the Company, or RMB 500,000 ($78,700) per month if the customer wants to use the Company’s low-grade abandoned slag. In April 2022, Technology, together with Qinghai Mining entered a new Contact Cooperation Agreement with a contractor (or lessee) for leasing out manufacturing facility, equipment, auxiliary equipment and necessary utilities for a term of five years from April 1, 2022 to March 31, 2027, monthly leasing fee of RMB 500,000 ($78,700); of which, RMB 200,000 ($31,500) pays to Technology, and RMB 300,000 ($47,200) pays to Qinghai Mining. Technology owns the equipment and machinery, Qinghai Mining owns the land and plant and will provide the silicic acid and slag to the contractor at no additional charge.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported, and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020. However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control; and the Company’s production and sales started back to normal since April 2020. Since April 2020 to January 2022, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases are not significant due to PRC government’s strict control. Since February 2022 to date, COVID-19 case increased in many cities of China; however, there are only a few new cases in Qinghai Province which we do not expect impact the Company’s operations.

On March 27, 2020, Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (“Xi’an Jinzang”) to produce up to 30,000 tonnes of battery grade lithium carbonate annually, subject to funding. On April 15, 2020, the parties formed a joint Venture (“JV”) Zhonglixinmo Technology Co., Ltd (“Qinghai Zhongli” or JV) to process brine supplied by Technology. Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. The JV cooperation agreement calls for a capital contribution of RMB 140 million ($19,746,000), to be paid in three phases according to the project construction progress: RMB 36 million ($5,077,000) to be paid within 10 days from the date of registration and establishment of the JV, RMB 72 million ($10,155,000) to be paid before July 31, 2020, and RMB 32 million ($4,513,000) to be paid before October 31, 2020. The JV’s shareholders are required to contribute capital in accordance with their respective shareholding ratio. Each party made an initial capital contribution of RMB 5 million ($0.71 million) in April 2020. As of the date of this report, the parties have not made all capital contributions on the dates due, pending financing by the Company and obtaining required licenses and approvals. The capital contributions and timing can be adjusted anytime upon the parties’ mutual consent. During the construction and operation of the project, all parties agree to raise construction funds by means of bank loans and self-funding in the event additional equity financing is not available. On May 9, 20222, JV changed its name to Qinghai Zhongli Technology Co., Ltd.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had loss before noncontrolling interest of $0.26 million and $0.13 million for the three months ended March 31, 2022 and 2021, respectively; the net loss to the Company was $0.25 million and $0.12 million for the three months ended March 31, 2022 and 2021, respectively.

After Technology ceased sourcing ore for the production of boric acid from Qinghai Mining , Technology leased out the boric acid manufacturing facility, equipment and auxiliary equipment for a monthly fee in order to provide interim cash flow and maintain revenues from boric acid operations (see Note 1 above).

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

The interim consolidated financial information as of March 31, 2022 and for the three-month periods ended March 31, 2022 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the CFS and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2022, its consolidated results of operations and cash flows for the three months ended March 31, 2022, as applicable, were made.

Principles of Consolidation

For the three months ended March 31, 2022 and 2021, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation. Mid-heaven BVI, Sincerity and Salt-Lake had no operations as of today.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowance of $20,321 and $20,233 at March 31, 2022 and December 31, 2021, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material, tools and equipment for production. The advances are interest-free and unsecured. As of March 31, 2022 and December 31, 2021, the Company had gross advance to suppliers of $55,564 and $18,668 respectively, and the Company had allowance for advances to suppliers of $2,823 and $2,810 , respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value of the assets. Fair value generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2022 and December 31, 2021, there was no significant impairments of its long-lived assets.

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

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the three months ended March 31, 2022 and 2021 were $4,631 and $0, respectively.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. At March 31, 2022 and December 31, 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

On April 15, 2020, Technology and Xi’an Jinzang formed a JV, Qinghai Zhongli, to process brine supplied by Technology. Technology owns 51% of the JV and Xi’an Jinzang owns the remaining 49%. During the three months ended March 31, 2022 and 2021, the Company had loss of $7,989 and $9,933 attributable to the NCI.

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

As of March 31, 2022 and December 31, 2021, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

Operating leases are included in operating lease ROU assets and operating lease liabilities (current and non-current), on the consolidated balance sheets. The Company did not have any leases as of March 31, 2022 and December 31, 2021.

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

3. INVENTORIES, NET

Inventories at March 31, 2022 and December 31, 2021, respectively, were as follows:

	2022	2021
Raw materials	$4,017	$4,000
Finished goods	735	732
Total	$4,752	$4,732

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payment. These bank acceptances were issued by customers to the Company and would be honored by the applicable bank. The Company may hold a bank acceptance until maturity for full payment or have the bank acceptance cashed by the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for their own obligations. As of March 31, 2022 and December 31, 2021, the Company had notes receivable of $0 and $78,423 , respectively; and at March 31, 2022, the Company had $0 notes receivable endorsed and transferred to its vendors, in lieu of payment. The Company was contingently liable for these endorsed and transferred notes receivable until they are paid by the bank.

5. OTHER RECEIVABLES

Other receivables consisted of the following at March 31, 2022 and December 31, 2021:

	2022	2021
VAT receivable	$219,173	$204,883
Security deposit	3,308	3,294
Other	37,559	18,064
Total	260,040	226,241
Less: bad debt allowance	(11,586)	(11,537)
Other receivables, net	$248,454	$214,704

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2022 and December 31, 2021, respectively:

	2022	2021
Building structures and improvements	$643,266	$640,492
Production equipment	3,008,757	2,995,779
Vehicle	107,759	107,294
Equipment	277,137	273,488
Total	4,036,919	4,017,053
Less: accumulated depreciation	(2,723,749)	(2,627,759)
Property and equipment, net	$1,313,170	$1,389,294

In May 2021, the Company acquired RMB 1.1 million ($172,500) of land and building structures from a bankrupt company, of which, $121,000 was for building structures including workshop and office, $51,500 was for the land use right (see Note 7). The Company prepaid RMB 200,000 ($30,960) in March 2020, and paid remaining balance of RMB 900,000 ($139,310) in May 2021.

Depreciation for the three months ended March 31, 2022 and 2021 was $84,578 and $90,534, respectively.

7. INTANGIBLE ASSET, NET

Intangible asset consisted of the following at March 31, 2022 and December 31, 2021:

	2022	2021
Land use right	$51,744	$51,521
Less: accumulated amortization	(1,216)	(881)
Intangible asset, net	$50,528	$50,640

The Company acquired land use right of $51,521 from a bankrupt company in May 2021, the transfer of Land Use Right Certificate was in process as of this report date. The Company has the right to use the land for 37 years and eight months and is amortizing such rights on a straight-line basis.

Amortization of land use right for the three months ended March 31, 2022 and 2021 was $332 and $0. Annual amortization for the next five years from March 31, 2022, is expected to be $1,374 for each year.

8. CONSTRUCTION IN PROGRESS (“CIP”)

As of March 31, 2022 and December 31, 2021, the Company had CIP of $1,843,057 and $1,623,309 , respectively. The CIP was mainly for Qinghai Zhongli’s Adsorption Station Project, which is the early stage of an integrated lithium carbonate production system. The adsorption station is equipped with a liquid storage tank for the adsorption material to be placed inside, and its function is to preliminarily extract lithium mother solution from brine for initial purification; the lithium mother solution will go into evaporation shed for refining and concentration; and the concentrated mother solution (also called lithium water saturated solution) is then sent to the production workshop for precipitation and drying to form the finished product of lithium carbonate. As of March 31, 2022, the Company spent $1.84 million for constructing the adsorption station; as of this report date, the Company completed the construction of No. 1 adsorption stations, and is currently doing the technological transformation for No. 2 refining station for strengthening the exterior wall insulation. The Company was committed to pay $0.18 million based on the various construction - related contracts entered as of March 31, 2022.

9. TAXES PAYABLE

Taxes payable consisted of the following March 31, 2022 and December 31, 2021, respectively:

	2022	2021
Income tax payable	$49,291	$55,658
Other	7,488	18,604
VAT	90,265	129,181
Taxes payable	$147,044	$203,443

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at March 31, 2022 and December 31, 2021, respectively:

	2022	2021
Advances from third parties	$24,919	$26,003
Other	815,000	675,000
Accrued salary	861,224	860,582
Total	$1,701,143	$1,561,585

Advances from third parties were short term, non-interest-bearing and due on demand.

As of March 31, 2022 and December 31, 2021, other mainly consisted of 1) dividend payable to Northtech of $625,000 and $600,000, respectively; and 2) payables for professional fees and other miscellaneous expenses of $190,000 and $75,000, respectively.

As of March 31, 2022, accrued salary of $861,224 included $840,000 accrued salary for three senior officers. As of December 31, 2021, accrued salary of $860,582 included $840,000 accrued salary for the three senior officers.

11. RELATED PARTY TRANSACTIONS

Due from related parties, net

Technology purchased raw material boron rock from Qinghai Mining (owned by three former major shareholders of the Company); in addition, Technology received no-interest short-term advances from Qinghai Mining for daily operational needs. As of March 31, 2022 and December 31, 2021, due from Qinghai Mining was $0 and $0 million, respectively. Technology purchased boron ore of $0 and $261,258 from Qinghai Mining during the three months ended March 31, 2022 and 2021, respectively. During the year ended December 31, 2021, the Company wrote off the receivable of $4.5 million from Qinghai Mining, because Qinghai mining ceased production of boron rock sold to the Company. This halt in production has impaired the Mining Company’s ability to repay the receivable to the Company.

Due to related parties

Technology used equipment for production that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources”, which is owned by the Chairman and his brother who were formerly two major shareholders of the Company). The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the three months ended March 31, 2022 and 2021 was $2,427 and $5,586, respectively. Amount of due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Technology was $96,691 and $96,274 at March 31, 2022 and December 31, 2021 , respectively; however, Technology, Qinghai Mining and Zhongtian agreed to use the creditor’s rights of Technology to Qinghai Mining to offset the debts of Technology to Zhongtian, accordingly, due to Zhongtian Resource was $0 as of March 31, 2022 and December 31, 2021.

Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”) which is 90% owned by the son of the Company’s former major shareholder and Chairman. For the three months ended March 31, 2022 and 2021, the Company’s sales to Dingjia was $0 and $0. At March 31, 2022 and December 31, 2021, payable to Dingjia was $21,340 and $21,248, respectively; however, Technology, Qinghai Mining and Dingjia agreed to use the creditor’s rights of Technology to Qinghai Mining to offset the debts of Technology to Dingjia, accordingly, due to Dingjia was $0 as of March 31, 2022 and December 31, 2021.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($630,100) with an annual interest of 6.8% from Xi’an Jinzang. The funds were used for the production and operation activities and construction of Adsorption Station Project of Qinghai Zhongli. The Company was to repay RMB 2.5 million ($393,812) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($236,287) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time. The Company did not repay the RMB 4.0 million ($630,100) at March 31, 2022; in addition, the Company borrowed additional RMB 2 million ($315,050) with the same terms during the second quarter of 2021 under the oral agreement. The Company borrowed additional RMB 2 million ($315,050) with the same terms during the third quarter of 2021 under the oral agreement. In January and February 2022, the Company entered two borrowing agreements with same lender for RMB 1 million ($157,500) with maturity date on July 30, 2022 and RMB 2 million ($315,000) with maturity date on December 31, 2022, respectively, both loans have a 10% annual interest rate.  The Company only received RMB 2 million ($315,000) during the first quarter of 2022. The Company recorded $80,935 and $55,679 capitalized interest on CIP of Adsorption Station as of March 31, 2022 and December 31, 2021.

In addition, at March 31, 2022 and December 31, 2021, the Company had $1,510,591 and $1,473,591 due to a major shareholder of the Company and Chief Executive Officer, resulting from certain Company operating expenses of the US parent company such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and was payable upon demand.

At March 31, 2022 and December 31, 2021, the Company had $1,431 and $499 due to a senior officer of the Company, resulting from the Company’s expenses paid by him. This short-term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of March 31, 2022 and December 31, 2021, respectively:

	Related party name	2022	2021
Due from	Qinghai Mining including $1.77 million sale of CIP (Test and Experimental Plant I)	$5,610,394	$5,567,440
Due to	Qinghai Mining	(1,071,196)	(1,047,820)
Less: bad debt allowance for Qinghai Mining		(4,539,198)	(4,519,619)
Due from, net (current and noncurrent)		$-	$-

Due to	Xi'an Jinzang (NCI of the JV) with 6.8% interest	$1,656,185	$1,310,444
Due to	Senior officer	1,431	499
Due to	A major shareholder	1,510,591	1,473,591
Due to, total		$3,168,207	$2,758,534

12. DEFERRED INCOME

Deferred income consisted mainly of the government subsidy to the Company’s special projects.

The detail of deferred income for the Company’s special projects at March 31, 2022 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$346,555	8/1/2013	10	$300,348	$46,207
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	78,762	5/1/2015	10	54,477	24,285
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,575,250	1/1/2018	10	669,481	905,769
Project of high value utilization of magnesium-rich waste liquid	315,050	7/9/2019	10	262,515	52,535
Total	$2,315,617			$1,286,821	$1,028,796

The detail of deferred income for the Company’s special projects at December 31, 2021 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$345,060	8/1/2013	10	$290,426	$54,634
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	78,423	5/1/2015	10	52,282	26,141
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,568,455	1/1/2018	10	627,382	941,073
Project of high value utilization of magnesium-rich waste liquid	313,691	7/9/2019	10	259,579	54,112
Total	$2,305,629			$1,229,669	$1,075,960

13. SUBSIDY INCOME

Subsidy income consisted of amortization of deferred income for declared special projects and government’s general incentive fund (recorded as income upon receipt) for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
Technology upgrade for using lean ore to produce magnesium sulfate	$8,661	$8,482
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	1,968	1,928
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	39,368	38,554
Project of high value utilization of magnesium-rich waste liquid	1,811	1,773
Total	$51,808	$50,737

14. DEFERRED TAX ASSETS

As of March 31, 2022 and December 31, 2021, respectively, deferred tax assets consisted of the following:

	2022	2021
Deferred tax asset –NOL of US parent company	$178,710	$146,790
Deferred tax asset –NOL of PRC subsidiaries	784,469	759,517
Less: valuation allowance	(963,179)	(906,307)
Deferred tax assets, net	$-	$-

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

The U.S. parent company, was incorporated in the U.S. and has net operating losses (“NOLs”) for income tax purposes, under the 2018 Tax Reform, the NOLs arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The U.S. parent Company has NOLs carry forwards for income taxes of approximately $0.90 million at March 31, 2022. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income (loss) before income taxes for the three months ended March 31, 2022 and 2021, respectively:

	2022	2021
Tax (benefit) at U.S. federal statutory rates	$(53,763)	$(23,983)
Foreign income taxed at different rates	(4,161)	1,317
Tax holiday in PRC	10,401	(3,290)
Permanent difference	6,786	3,482
Valuation allowance	40,737	33,932
Tax expense per financial statements	$-	$11,458

The income tax expense for the three months ended March 31, 2022 and 2021, respectively, consisted of the following:

	2022	2021
Income tax expense – current	$-	$11,458
Income tax expense – deferred	-	-
Total income tax expense	$-	$11,458

16. MAJOR CUSTOMERS AND VENDORS

For the three months ended March 31, 2022, there was no customer accounts more than 10% of the Company’s total sales.

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales for the three months ended March 31, 2021.

Three Months Ended March 31, 2021
Customer	Percentage of Total Sales
A	11%
B	11%
C	11%
D	10%

The Company had no customer that accounted for 10% or more of the Company’s accounts receivable as of March 31, 2022 and December 31, 2021.

Technology purchased all of its boron ore raw material of $0 and $261,258 from Qinghai Mining during the three months ended March 31, 2022 and 2021, respectively.

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

For the three months ended March 31, 2022, there was no supplier accounts more than 10% of the Company’s total purchases.

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the three months ended March 31, 2021.

Three Months Ended March 31, 2021
Supplier	Percentage of Total Purchases
A – Qinghai Mining	24%
B	13%
C	12%
D	11%

The Company had no supplier that accounted for 10% or more of the Company’s accounts payable as of March 31, 2022. The Company had three suppliers that accounted for 10% or more of the Company’s accounts payable as of December 31, 2021. The accounts payable to these suppliers was $78,480, $25,471 and $18,821 as of December 31, 2021, respectively.

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

According to Administrative Measures for the Collection and Utilization of Enterprise Work Safety Funds issued by the PRC Ministry of Finance and the State Administration of Work Safety, for the companies with dangerous goods production or storage, the company is required to make a special reserve for the use of enhancing and improving its safe production conditions. Under PRC GAAP, the reserve is recorded as cost of sales; however, under US GAAP, since the expense has not been incurred and the Company already recorded cost of sales for safety related expenses when incurred, this special reserve was recorded as an appropriation of its after-tax income. At March 31, 2022, the Company had $179,804 production safety related reserve, which was included in $282,736 statutory reserve in the balance sheet. The reserve is calculated at regressive rates levied on revenue in excess of specific amounts as follows:

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

20. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has no material subsequent event other than as disclosed in Notes 1 and 2 above.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The main operating entity, Technology was incorporated on December 18, 2018. The business of Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001, and manufactured and sold boric acid and related compounds for industrial and consumer usage. Technology obtains its brine exclusively from Qinghai Mining and currently leases its facilities to third parties to produce boric acid and related compounds. . Technology previously purchased ore from Qinghai Mining; however, Qinghai Mining ceased ore production due to environmental protection restriction from the government. In order to maintain the normal operation of the Company; in July 2021, Technology Company entered a processing contract to provide boric acid commissioned processing service at processing fee of RMB 2,000 ($308) per ton with borax provided by the customer. On August 31, 2021, two parties signed the supplement agreement, the final settlement price increased to RMB 2450 ($375) per ton due to increased costs. In September 2021, Technology Company entered a new agreement with the same customer, the Company would no longer provide the processing services and agreed to lease its boric acid manufacturing facility, equipment, auxiliary equipment, necessary utilities, and workers to produce the boric acid. The customer is required to pay RMB 400,000 ($63,000) per month for facility usage fee to the Company, or RMB 500,000 ($78,700) per month if the customer wants to use the Company’s low-grade abandoned slag. In April 2022, Technology, together with Qinghai Mining entered a new Contact Cooperation Agreement with a contractor (or lessee) for leasing out manufacturing facility, equipment, auxiliary equipment and necessary utilities for a term of five years from April 1, 2022 to March 31, 2027, monthly leasing fee of RMB 500,000 ($78,700); of which, RMB 200,000 ($31,500) pays to Technology, and RMB 300,000 ($47,200) pays to Qinghai Mining. Technology owns the equipment and machinery, Qinghai Mining owns the land and plant and will provide the silicic acid and slag to the contractor at no additional charge.

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

On March 27, 2020 (PRC time), Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (“Xi’an Jinzang”) to produce up to 30,000 tonnes of battery grade lithium carbonate annually, subject to funding. On April 15, 2020, the parties formed a JV company Qinghai Zhonglixinmo Technology Co., Ltd (“Qinghai Zhongli” or JV) to process brine supplied by Technology. Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. The JV cooperation agreement calls for a capital contribution of RMB 140 million ($19,746,000), to be paid in three phases according to the project construction progress: RMB 36 million ($5,077,000) to be paid within 10 days from the date of registration and establishment of the JV, RMB 72 million ($10,155,000) to be paid before July 31, 2020, and RMB 32 million ($4,513,000) to be paid before October 31,2020. The JV’s shareholders are required to contribute capital in accordance with their respective shareholding ratio. The capital contribution amount and timing can be adjusted upon both parties’ mutual consent. Each party made an initial capital contribution of RMB 5 million ($0.71 million) in April 2020. As of the date of this report, the parties have not made all capital contributions on the dates due, pending financing by the Company, as the capital contribution amount and timing can be adjusted anytime upon both parties’ mutual consent. During the construction and operation of the project, all parties agree to actively raise construction funds by means of bank loans, self-owned funds, etc. if the funds are not raised in time, the term of paid in capital can be extended accordingly upon agreement of all parties. On May 9, 20222, JV changed its name to Qinghai Zhongli Technology Co., Ltd.

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had net loss of $0.25 million and $0.12 million for the three months ended March 31, 2022 and 2021, respectively; the Company stopped produce and selling boron acid starting from September 2021 due to decreased mine production resulting from rectifying the mines in the area by the authority for environment protection, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Related Party Transactions

Due from related parties, net

Technology purchased raw material boron rock from Qinghai Mining (owned by three former major shareholders of the Company); in addition, Technology received no-interest short-term advances from Qinghai Mining from time to time for daily operational needs. As of March 31, 2022 and December 31, 2021, due from Qinghai Mining was $0 (a 100% bad debt allowance was recorded for due from Qinghai Mining of $4.5 million due to the concern of its ability to repay the debt because it ceased production of boron ore sold to us). Qinghai Technology purchased boron ore at a cost of $0 and $261,258 from Qinghai Mining during the three months ended March 31, 2022 and 2021, respectively.

Due to related parties

Technology uses equipment that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources”) for production which is owned by our former Chairman and his brother who were two major shareholders of the Company in 2021. The depreciation of these fixed assets had an impact on the production costs of boric acid of the Company and was included in the Company’s cost of sales. The depreciation of these fixed assets for the three months ended March 31, 2022 and 2021 was $2,427 and $5,586, respectively. Amount of due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Technology was $96,691 and $96,274 at March 31, 2022 and December 31, 2021, respectively; however, Technology, Qinghai Mining and Zhongtian agreed to use the creditor’s rights of Technology to Qinghai Mining to offset the debts of Technology to Zhongtian, accordingly, due to Zhongtian Resource was $0 as of March 31, 2022 and December 31, 2021.

Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”) which is 90% owned by the son of the Company’s major shareholder and Chairman. For the three months ended March 31, 2022 and 2021, the Company’s sales to Dingjia was $0 and $0, respectively. At March 31, 2022 and December 31, 2021, outstanding payable to Dingjia was $21,340 and $21,248, respectively; however, Technology, Qinghai Mining and Dingjia agreed to use the creditor’s rights of Technology to Qinghai Mining to offset the debts of Technology to Dingjia, accordingly, due to Dingjia was $0 as of March 31, 2022 and December 31, 2021.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($630,100) with an annual interest of 6.8% from Xi’an Jinzang. The funds were used for the production and operation activities and construction of Adsorption Station of Qinghai Zhongli. The Company was to repay RMB 2.5 million ($393,812) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($236,287) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time. The Company did not repay the RMB 4.0 million ($630,100) at March 31, 2022; in addition, the Company borrowed additional RMB 2 million ($315,050) with same terms during the second quarter of 2021 under the oral agreement. The Company borrowed additional RMB 2 million ($315,050) with the same terms during the third quarter of 2021 under the oral agreement. In January and February 2022, the Company entered two borrowing agreements with same lender for RMB 1 million ($157,500) with maturity date on July 30, 2022 and RMB 2 million ($315,000) with maturity date on December 31, 2022, respectively, both loans have a 10% annual interest rate. The Company only received RMB 2 million ($315,000) during the first quarter of 2022.  The Company recorded $80,935 and $55,679 capitalized interest on CIP of Adsorption Station Project as of March 31, 2022 and December 31, 2021.

In addition, at March 31, 2022 and December 31, 2021, the Company had $1,510,591 and $1,473,591 due to a major shareholder and Chief Executive Officer of the Company, resulting from certain of the Company’s operating expenses such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and payable upon demand.

At March 31, 2022 and December 31, 2021, the Company had $1,431 and $499 due to a senior officer of the Company, resulting from the Company’s expenses paid by him. This short-term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of March 31, 2022 and December 31, 2021, respectively:

	Related party name	2022	2021
Due from	Qinghai Mining including $1.77 million sale of CIP (Test and Experimental Plant I)	$5,610,394	$5,567,440
Due to	Qinghai Mining	(1,071,196)	(1,047,820)
Less: bad debt allowance		(4,539,198)	(4,519,619)
Due from, net (current and noncurrent)		$-	$-

Due to	Xi'an Jinzang (NCI of the JV) with 6.8% interest	$1,656,185	$1,310,444
Due to	Senior officer	1,431	499
Due to	A major shareholder (CEO)	1,510,591	1,473,591
Due to, total		$3,168,207	$2,758,534

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

Principles of Consolidation

For the three months ended March 31, 2022 and 2021, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, we had bad debt allowance for accounts receivable of $20,321 and $20,233 at March 31, 2022 and December 31, 2021, respectively.

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

Starting from September 2021, Technology stopped processing service and leased out its boric acid manufacturing facility, equipment and auxiliary equipment to a customer. The facility leasing revenue is recorded on monthly basis.

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

On April 15, 2020, Technology and Xi’an Jinzang formed a JV company Qinghai Zhongli to process brine supplied by Technology. Technology owns 51% of the JV and Xi’an Jinzang owns the remaining 49%. During the three months ended March 31, 2022 and 2021, the Company had loss of $7,989 and $9,933 that were attributable to the NCI.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2022	% of Sales	2021	% of Sales
Boronic acid sales	$-	-%	$1,828,380	100.0%
Boronic acid costs	-	-%	1,696,118	92.8%
Gross profit	-	-%	132,262	7.2%
Selling expenses	-	-%	23,055	1.3%
General and administrative expenses	308,648	-%	274,371	15.0%
Total operating expenses	308,648	-%	297,426	16.3%
Income (loss) from operations	(308,648)	-%	(165,164)	(9.1)%
Other income	52,636	-%	50,965	2.8%
Income (loss) before income taxes	(256,012)	-%	(114,199)	(6.3)%
Income tax expense	-	-%	11,458	0.6%
Income (loss) before noncontrolling interest	(256,012)	-%	(125,657)	(6.9)%
Less: loss attributable to noncontrolling interest	(7,989)	-%	(9,933)	(0.6)%
Net loss to the Company	$(248,023)	-%	$(115,724)	(6.3)%

Revenue

Revenue for the three months ended March 31, 2022 and 2021 was $0 and $1,828,380, respectively, a decrease of $1,828,380 or 100%. Starting from the third quarter 2021, we were no longer produce the boron acid but only providing the processing service; starting the fourth quarter 2021, we stopped the ore processing due to increased cost but only leasing our facilities out to a third party who imports boron ore and process it for sale by themselves. However, due to the Chinese New Year holiday and the lessee did not actually use the Company’s facility to produce, the Company did not charge any leasing revenue for the three months ended March 31, 2022. In April 2022, Technology, together with Qinghai Mining entered a new Contact Cooperation Agreement with a contractor (or lessee) for leasing out manufacturing facility, equipment, auxiliary equipment and necessary utilities for a term of five years from April 1, 2022 to March 31, 2027, monthly leasing fee of RMB 500,000 ($78,700); of which, RMB 200,000 ($31,500) pays to Technology, and RMB 300,000 ($47,200) pays to Qinghai Mining. Technology owns the equipment and machinery, Qinghai Mining owns the land and plant and will provide the silicic acid and slag to the contractor at no additional charge.

Cost of revenue

Cost of revenue (“COR”) for the three months ended March31, 2022 and 2021 was $0 and $1,696,118, respectively, a decrease of $1,696,118 or 100.0%. The decrease was mainly due to decreased sales and production. The overall COR as a percentage of revenue was 0% for the three months ended March 31, 2022 compared with 92.8% for 2021.

Gross profit

Gross profit for the three months ended March 31, 2022 and 2021 was $0 and $132,262, respectively, an decrease of $132,262 or 100.0%. The blended profit margin was 0% for the three months ended March 31, 2022 compared to 7.2% for the three months ended March 31, 2021.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $0 for the three months ended March 31, 2022, compared to $23,055 for the three months ended March 31, 2021, a decrease of $23,055 or 100.0%, mainly due to no sales incurred during the three months ended Mach 31, 2022.

General and administrative expenses consist mainly of salary, R&D, office, welfare, business meeting, maintenance, bad debt expense and utilities. General and administrative expenses were $308,648 for the three months ended March 31, 2022, compared to $274,371 for the three months ended March 31, 2021, an increase of $34,277 or 12.5%, mainly resulting from increased maintenance expense by $54,170 which was partly offset by decreased vehicle expense by $6,630, decreased business management expense by $5,100 and other G&A expenses by $8,150.

Other income

Other income was $52,636 for the three months ended March 31, 2022, compared to $50,965 for the three months ended March 31, 2021, an increase of $1,671 or 3.3%. For the three months ended March 31, 2022, other income mainly consisted of subsidy income of $51,808, interest income of $874, but offset with financial expense of $46. For the three months ended March 31, 2021, other income mainly consisted of subsidy income of $50,737, interest income of $477, but offset with other expenses of $249.

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

Net loss

We had net loss of $248,023 for the three months ended March 31, 2022, compared to net loss of $115,724 for the three months ended March 31, 2021, an increase in net loss by $132,299 or 114.3%. The increase in our net loss mainly resulted from increased G&A expense and decreased gross profit as described above.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and equivalents of $1,110,036. Working capital deficit was $3,816,563 at March 31, 2022. The ratio of current assets to current liabilities was 0.27:1 at March 31, 2022.

The following is a summary of cash provided by or used in each of the indicated types of activities during three months ended March 31, 2022 and 2021:

	2022	2021
Cash provided by (used in):
Operating activities	$(311,775)	$514,130
Investing activities	(215,106)	(684,507)
Financing activities	377,877	126,738

Net cash used in operating activities was $311,775 for the three months ended March 31, 2022, compared to net cash provided by operating activities of $514,130 for the three months ended March 31, 2021. The increase of $825,905 cash outflow from operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was principally attributable to increased cash outflow from inventory by $657,614, increased cash outflow form taxes payable by $143,468, and decreased cash inflow from unearned revenue by $127,027, which was partly offset by decreased cash outflow from advances to suppliers by $83,584, and decreased cash outflow on other receivable by $23,631.

Net cash used in investing activities was $215,106 for the three months ended March 31, 2022, compared to $684,507 for the three months ended March 31, 2021. Net cash used in investing activities in 2022 mainly consisted of purchase of property and equipment of $2,463 and $212,643 payment for constructing the adsorption station. Net cash used in investing activities in 2021 mainly consisted of purchase of property and equipment of $33,606, and $650,901 payment for constructing the absorption station for preliminarily extract lithium ion from brine for further concentration and purification.

Net cash provided by financing activities was $377,877 for the three months ended March 31, 2022, compared to $126,738 for the three months ended March 31, 2021. The net cash provided by financing activities in 2022 consisted of amount due to other related parties of $377,877, include loans from Xi’an Jinzang described below. The net cash provided by financing activities in 2021 consisted of amount owing to other related parties of $747,140 include loans from Xi’an Jinzang described below, but partly offset by increase in due from Qinghai Mining of $620,402.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($630,100) with an annual interest of 6.8% from Xi’an Jinzang. The fund was used for the production and operation activities and construction of Adsorption Station Project of Qinghai Zhongli. The Company was to repay RMB 2.5 million ($393,812) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($236,287) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if the Company is not able to repay the loan on time. The Company did not repay the RMB 4.0 million ($630,100) at March 31, 2022; in addition, the Company borrowed additional RMB 2 million ($315,050) with the same terms during the second quarter of 2021 under the oral agreement. The Company borrowed additional RMB 2 million ($315,050) with the same terms during the third quarter of 2021 under the oral agreement. The Company borrowed additional RMB 3 million ($472,575) with the same terms during the first quarter of 2022 under the oral agreement, but the Company only received RMB 2 million ($315,050). The Company recorded $80,935 and $55,679 capitalized interest on CIP of Adsorption Station as of March 31, 2022 and December 31, 2021.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2021, as amended, which could materially affect our business.

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

LITHIUM & BORON TECHNOLOGY, INC.
(Registrant)

Date: May 20, 2022	By:	/s/ Jimin Zhang
Mr. Jimin Zhang Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)