Form 10-Q
period 2022-06-30
Lithium & Boron Technology, Inc.
filed 2022-08-22
CIK 1384135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34246

LITHIUM & BORON TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0514768
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 19, 2022, there were 185,986,370 shares of common stock outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2022 (Unaudited)	2021
ASSETS

CURRENT ASSETS
Cash and equivalents	$634,901	$1,253,661
Accounts receivable, net	27,171	-
Prepaid expenses	27,990	12,402
Advances to suppliers, net	87,255	15,858
Other receivables ,net	305,213	214,704
Notes receivable	-	78,423
Inventories	283,850	4,732

Total current assets	1,366,380	1,579,780

NONCURRENT ASSETS
Property and equipment, net	3,159,499	1,389,294
Intangible assets, net	47,428	50,640
Construction in progress	-	1,623,309

Total noncurrent assets	3,206,927	3,063,243

TOTAL ASSETS	$4,573,307	$4,643,023

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$268,959	$312,532
Unearned revenue	66,077	69,557
Accrued liabilities and other payables	1,959,843	1,561,585
Taxes payable	135,377	203,443
Due to related parties	3,128,588	2,784,534

Total current liabilities	5,558,844	4,931,651

DEFERRED INCOME	924,099	1,075,960

TOTAL LIABILITIES	6,482,943	6,007,611

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value; 500,000,000 shares authorized, 185,968,370 shares issued and outstanding	185,968	185,968
Paid-in capital deficiency	(6,666,351)	(6,666,351)
Statutory reserves	287,267	246,845
Accumulated other comprehensive income	242,983	288,865
Retained earnings	3,508,393	3,966,532

TOTAL COMPANY STOCKHOLDERS' DEFICIT	(2,441,740)	(1,978,141)

Noncontrolling interest	532,104	613,553

TOTAL DEFICIT	(1,909,636)	(1,364,588)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,573,307	$4,643,023

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2022	2021	2022	2021

Revenue
Boronic acid sales	$-	$4,007,849	$-	$2,179,469
Plant rental revenue	309,844	-	309,844	-
Total revenue	309,844	4,007,849	309,844	2,179,469

Cost of revenue
Boronic acid	-	3,292,926	-	1,596,808
Plant rental cost	349,342	-	349,342	-
Total cost of revenue	349,342	3,292,926	349,342	1,596,808

Gross profit (loss)	(39,498)	714,923	(39,498)	582,661

Operating expenses
Selling	-	46,057	-	23,002
General and administrative	514,659	531,953	206,011	257,582

Total operating expenses	514,659	578,010	206,011	280,584

(Loss) income from operations	(554,157)	136,913	(245,509)	302,077

Non-operating income (expenses)
Financial expense	(321)	(391)	(275)	(202)
Other income	13,565	675	13,565	735
Interest income	1,499	1,176	625	699
Subsidy income	101,488	101,672	49,680	50,935

Total non-operating income, net	116,231	103,132	63,595	52,167

(Loss) income before income tax	(437,926)	240,045	(181,914)	354,244

Income tax (benefit) expense	(17,666)	91,947	(17,666)	80,489

(Loss) income before noncontrolling interest	(420,260)	148,098	(164,248)	273,755

Less: loss attributable to noncontrolling interest	(52,543)	(39,920)	(44,554)	(29,987)

Net (loss) income to the Company	(367,717)	188,018	(119,694)	303,742

Other comprehensive items
Foreign currency translation gain (loss) attributable to the Company	(45,882)	47,547	(50,224)	80,904
Foreign currency translation gain (loss) attributable to noncontrolling interest	(28,906)	7,461	(31,560)	12,634

Comprehensive loss (income) attributable to the Company	$(413,599)	$235,565	$(169,918)	$384,646

Comprehensive loss attributable to noncontrolling interest	$(81,449)	$(32,459)	$(76,114)	$(17,353)

Basic and diluted weighted average shares outstanding	185,968,370	185,968,370	185,968,370	185,968,370

Basic and diluted net income (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' DEFICIT

SIX AND THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

					Accumulated other
	Common Stock		Paid-in capital	Statutory	comprehensive (loss)	Retained		Noncontrolling
	Shares	Amount	deficiency	reserves	income	earnings	Total	interest
Balance at January 1, 2022	185,968,370	$185,968	$(6,666,351)	$246,845	$288,865	$3,966,532	$(1,978,141)	$613,553

Net loss	-	-	-	-	-	(248,023)	(248,023)	(7,989)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Statutory reserve	-	-	-	35,891	-	(35,891)	-	-

Foreign currency translation gain	-	-	-	-	4,342	-	4,342	2,654

Balance at March 31, 2022	185,968,370	185,968	(6,666,351)	282,736	293,207	3,657,618	(2,246,822)	608,218

Net loss	-	-	-	-	-	(119,694)	(119,694)	(44,554)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Statutory reserve	-	-	-	4,531	-	(4,531)	-	-

Foreign currency translation loss	-	-	-	-	(50,224)	-	(50,224)	(31,560)

Balance at June 30, 2022	185,968,370	$185,968	$(6,666,351)	$287,267	$242,983	$3,508,393	$(2,441,740)	$532,104

Balance at January 1, 2021	185,968,370	$185,968	$(6,666,351)	$177,843	$223,922	$8,328,736	$2,250,118	$751,071

Net loss	-	-	-	-	-	(115,724)	(115,724)	(9,933)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Statutory reserve	-	-	-	20,620	-	(20,620)	-	-

Foreign currency translation loss	-	-	-	-	(33,357)	-	(33,357)	(5,173)

Balance at March 31, 2021	185,968,370	185,968	(6,666,351)	198,463	190,565	8,167,392	2,076,037	735,965

Net loss	-	-	-	-	-	303,742	303,742	(29,987)

Dividend accrued	-	-	-	-	-	(25,000)	(25,000)	-

Statutory reserve	-	-	-	59,279	-	(59,279)	-	-

Foreign currency translation gain	-	-	-	-	80,904	-	80,904	12,634

Balance at June 30, 2021	185,968,370	$185,968	$(6,666,351)	$257,742	$271,469	$8,386,855	$2,435,683	$718,612

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income including noncontrolling interest	$(420,260)	$148,098
Adjustments to reconcile (loss) income including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation and amortization	194,767	181,292
Changes in deferred income	(101,488)	(101,672)
(Increase) decrease in assets and liabilities:
Accounts receivable	(28,126)	211,346
Prepaid expenses	(16,778)	(1,960)
Advances to suppliers	(74,728)	95,939
Other receivables	(104,787)	(133,001)
Inventories	(289,174)	843,603
Accounts payable	48,196	(131,038)
Unearned revenue	-	575,912
Accrued liabilities and other payables	356,091	1,869
Taxes payable	(59,925)	51,159

Net cash provided by (used in) operating activities	(496,212)	1,741,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(502,107)	(146,967)
Purchase of intangible assets	-	(54,413)
Construction in progress	-	(1,145,675)

Net cash used in investing activities	(502,107)	(1,347,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in due from related parties	-	(268,739)
Changes in due to related parties	422,723	1,175,728

Net cash provided by financing activities	422,723	906,989

EFFECT OF EXCHANGE RATE CHANGE ON CASH AND EQUIVALENTS	(43,164)	12,110

NET DECREASE IN CASH AND EQUIVALENTS	(618,760)	1,313,591

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	1,253,661	972,066

CASH AND EQUIVALENTS, END OF PERIOD	$634,901	$2,285,657

Supplemental cash flow data:
Income tax paid	$6,444	$-
Interest paid	$-	$-

Supplemental disclosure of non-cash investing activities
Transfer of construction in progress to fixed assets	$1,596,314	$-
Transfer of advance to suppliers to intangible assets	$-	$30,903

The accompanying notes are an integral part of these consolidated financial statements.

LITHIUM & BORON TECHNOLOGY, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND DECEMBER 31, 2021 (AUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Lithium & Boron Technology, Inc., (the “Company” or “Lithium Tech”), formerly known as SmartHeat, Inc. (“SmartHeat”), was incorporated August 4, 2006, in the State of Nevada. The Company currently produces boric acid in the People’s Republic of China (“PRC”) and plans to expand its manufacturing facilities through a joint venture (“JV”) to produce up to 30,000 tonnes of lithium carbonate annually for the electric vehicle battery market in China, subject to funding.

On December 31, 2018 (the “Closing Date”), the Company entered into and closed a Share Exchange Agreement and Plan of Reorganization, as amended on January 24, 2019 (the “Share Exchange Agreement”) with Mid-Heaven Sincerity International Resources Investment Co., Ltd (Mid-heaven BVI) and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all the shareholders of Mid-heaven BVI (the “Mid-heaven Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Mid-Heaven BVI delivered all issued and outstanding shares of capital stock of Mid-Heaven BVI to the Company, for 106,001,971 shares of the Company’s Common Stock. Mid-heaven BVI, through two subsidiaries, Qinghai Mid-Heaven Sincerity Technology Co., Ltd (“Sincerity”) and Qinghai Mid-Heaven Sincerity Salt-Lake R&D Co., Ltd (“Salt-Lake”) owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Technology”). On November 4, 2021, Mr. Jimin Zhang purchased 106,001,971 shares of common stock of the Company at $.001 per share (80,625,099 shares from Mao Zhang, 22,165,012 shares from Jian Zhang, and 3,211,860 shares from Ying Zhao). After giving effect to the purchases, Mr. Jimin Zhang now holds, directly or indirectly, 152,769,779 shares of Common Stock which represents approximately 82% of the Company’s issued and outstanding Common Stock.

The main operating entity, Technology was incorporated December 18, 2018. The business of Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001, and formerly manufactured and sold boric acid and related compounds for industrial and consumer use. Qinghai Mining has stopped the mining of boron rock and will only provide brine to Technology. In order to maintain the normal operation of the Company, in July 2021, Technology Company entered a processing contract to provide boric acid commissioned processing service for a processing fee of RMB 2,000 ($308) per ton with borax provided by the customer. On August 31, 2021, two parties signed the supplement agreement, the final settlement price increased to RMB 2450 ($375) per ton due to increased costs. In September 2021, Technology Company entered a new agreement with the same customer, where Technology Company would no longer provide the processing service but only provided boric acid manufacturing facility, equipment, auxiliary equipment, necessary utilities, and workers to the customer for them to produce the boric acid by themselves. The customer was required to pay RMB 400,000 ($63,000) per month for facility usage fee to Technology Company, or RMB 500,000 ($78,700) per month if the customer wants to use the Company’s low-grade abandoned slag. In April 2022, Technology, together with Qinghai Mining entered a new Cooperation Agreement with a contractor (or lessee) for leasing out manufacturing facility, equipment, auxiliary equipment and necessary utilities for a term of five years from April 1, 2022 to March 31, 2027, monthly leasing fee of RMB 500,000 ($78,700); of which, RMB 200,000 ($31,500) pays to Technology, and RMB 300,000 ($47,200) pays to Qinghai Mining. Technology owns the equipment and machinery, Qinghai Mining owns the land and plant and will provide the silicic acid and slag to the contractor at no additional charge.

Management of the Company expects it will source all material that will be used for both boric acid and lithium carbonate production from Qinghai Mining once the brine processing process receives approval and permits from the relevant governmental authorities. In January 2022, Qinghai Zhongli and Qinghai Mining submitted a series of applications to the authorities which are necessary for obtaining the official production license, these applications are currently under the review and process. In May 2022, Qinghai Zhongli began trial production of lithium phosphate and lithium carbonate products.

In December 2019, a novel strain of coronavirus (COVID-19) was reported, and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020. However, as a result of the PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control; and the Company’s production and sales started back to normal since April 2020. From April 2020 to January 2022, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases are not significant due to PRC government’s strict control. From February 2022 to date, COVID-19 case increased and fluctuated in many cities of China including a few new cases in Qinghai Province which we do not expect the material impact to the Company’s operations.

On March 27, 2020, Technology entered into an Investment Cooperation Agreement, Memorandum of Cooperation and Licensing Agreement with Xi'an Jinzang Membrane Environmental Protection Technology Co., Ltd. (“Xi’an Jinzang”) to produce up to 30,000 tonnes of battery grade lithium carbonate annually, subject to funding. On April 15, 2020, the parties formed a joint Venture (“JV”) Zhonglixinmo Technology Co., Ltd (“Qinghai Zhongli” or JV) to process brine supplied by Technology. Technology owns 51% of the JV and Xi’ Jinzang owns the remaining 49%. The JV cooperation agreement calls for a capital contribution of RMB 140 million ($19,746,000), to be paid in three phases according to the project construction progress: RMB 36 million ($5,077,000) to be paid within 10 days from the date of registration and establishment of the JV, RMB 72 million ($10,155,000) to be paid before July 31, 2020, and RMB 32 million ($4,513,000) to be paid before October 31, 2020. The JV’s shareholders are required to contribute capital in accordance with their respective shareholding ratio. Each party made an initial capital contribution of RMB 5 million ($710,000) in April 2020. As of the date of this report, the parties have not made all capital contributions on the dates due, pending financing by the Company and obtaining required licenses and approvals. The capital contributions and timing can be adjusted anytime upon the parties’ mutual consent. During the construction and operation of the project, all parties agree to raise construction funds by means of bank loans and self-funding in the event additional equity financing is not available. On May 9, 2022, JV changed its name to Qinghai Zhongli Technology Co., Ltd.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had loss before noncontrolling interest of $0.42 million and income before noncontrolling interest of $0.15 million for the six months ended June 30, 2022 and 2021, respectively; the Company had loss before noncontrolling interest of $0.16 million and net income before noncontrolling interest of $0.27 million for the three months ended June 30, 2022 and 2021, respectively.

After Technology ceased sourcing ore for the production of boric acid from Qinghai Mining , Technology leased out the boric acid manufacturing facility, equipment and auxiliary equipment for a monthly fee in order to provide interim cash flow and maintain revenues from boric acid operations (see Note 1 above).

The Company plans to produce lithium carbonate that can be sold for the electric vehicle battery use and is currently at test production stage. The Company expects to generate additional revenues and cash flow once it receives government approval of the official production process. Currently, the Company is in the trial production of lithium carbonate. Management also intends to raise additional funds by way of a private or public offerings, by obtaining loans from banks or form other sources of debt or equity capital. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Basis of Presentation

The CFS were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The interim consolidated financial information as of June 30, 2022 and for the six and three-month periods ended June 30, 2022 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the CFS and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2022, its consolidated results of operations and cash flows for the six months ended June 30, 2022, as applicable, were made.

Principles of Consolidation

For the six and three months ended June 30, 2022 and 2021, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation. Mid-heaven BVI, Sincerity and Salt-Lake had no operations as of today.

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

Accounts Receivable, net

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, the Company had allowance of $19,221 and $20,233 at June 30, 2022 and December 31, 2021, respectively.

Advances to Suppliers, net

The Company makes advances to certain vendors to purchase raw material, tools and equipment for production. The advances are interest-free and unsecured. As of June 30, 2022 and December 31, 2021, the Company had gross advance to suppliers of $89,926 and $18,668 respectively, and the Company had allowance for advances to suppliers of $2,670 and $2,810 , respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized based on the excess of the carrying amount over the fair value (“FV”)of the assets. FV generally is determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2022 and December 31, 2021, there was no significant impairments of its long-lived assets.

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

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and included in general and administrative expenses. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department and fees paid to third parties. R&D costs for the six months ended June 30, 2022 and 2021 were $28,127 and $25,276, respectively. R&D costs for the three months ended June 30, 2022 and 2021 were $23,496 and $25,276, respectively.

Share-Based Compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Share-based compensation associated with the issuance of equity instruments to non-employees is measured at the FV of the equity instrument issued or committed to be issued, as this is more reliable than the FV of the services received. The FV is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

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

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of operations. At June 30, 2022 and December 31, 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability.

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

On April 15, 2020, Technology and Xi’an Jinzang formed a JV, Qinghai Zhongli, to process brine supplied by Technology. Technology owns 51% of the JV and Xi’an Jinzang owns the remaining 49%. During the six months ended June 30, 2022 and 2021, the Company had loss of $52,543 and $39,920 attributable to the NCI. During the three months ended June 30, 2022 and 2021, the Company had loss of $44,554 and $29,987 attributable to the NCI.

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

As of June 30, 2022 and December 31, 2021, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

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

Operating leases are included in operating lease ROU assets and operating lease liabilities (current and non-current), on the consolidated balance sheets. The Company did not have any leases as of June 30, 2022 and December 31, 2021.

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

3. INVENTORIES, NET

Inventories at June 30, 2022 and December 31, 2021, respectively, were as follows:

	2022	2021
Raw materials	$2,989	$4,000
Finished goods	280,861	732
Total	$283,850	$4,732

4. NOTES RECEIVABLE – BANK ACCEPTANCES

The Company sold goods to its customers and received notes (bank acceptances) from them in lieu of payment. These bank acceptances were issued by customers to the Company and would be honored by the applicable bank. The Company may hold a bank acceptance until maturity for full payment or have the bank acceptance cashed by the bank at a discount at an earlier date, or transfer the bank acceptance to its vendors in lieu of payment for their own obligations. As of June 30, 2022 and December 31, 2021, the Company had notes receivable of $0 and $78,423 , respectively; and at June 30, 2022, the Company had $0 notes receivable endorsed and transferred to its vendors, in lieu of payment. The Company was contingently liable for these endorsed and transferred notes receivable until they are paid by the bank.

5. OTHER RECEIVABLES

Other receivables consisted of the following at June 30, 2022 and December 31, 2021:

	2022	2021
VAT receivable	$251,241	$204,883
Security deposit	3,129	3,294
Other	61,802	18,064
Total	316,172	226,241
Less: bad debt allowance	(10,959)	(11,537)
Other receivables, net	$305,213	$214,704

6. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2022 and December 31, 2021, respectively:

	2022	2021
Building structures and improvements	$608,455	$640,492
Production facility and equipment	4,808,868	2,995,779
Vehicle	163,115	107,294
Equipment	262,856	273,488
Total	5,843,294	4,017,053
Less: accumulated depreciation	(2,683,795)	(2,627,759)
Property and equipment, net	$3,159,499	$1,389,294

In May 2021, Technology acquired RMB 1.1 million ($172,500) of land and building structures from a bankrupt company, of which, $121,000 was for building structures including workshop and office, $51,500 was for the land use right (see Note 7). Technology prepaid RMB 200,000 ($30,960) in March 2020, and paid remaining balance of RMB 900,000 ($139,310) in May 2021.

Depreciation for the six months ended June 30, 2022 and 2021 was $194,064 and $181,059, respectively. Depreciation for the three months ended June 30, 2022 and 2021 was $109,486 and $90,525, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following at June 30, 2022 and December 31, 2021:

	2022	2021
Land use right	$48,944	$51,521
Less: accumulated amortization	(1,516)	(881)
Intangible asset, net	$47,428	$50,640

Technology acquired land use right of $51,521 from a bankrupt company in May 2021, the transfer of Land Use Right Certificate was in process as of this report date. Technology has the right to use the land for 37 years and eight months and is amortizing such rights on a straight-line basis.

Amortization of land use right for the six months ended June 30, 2022 and 2021 was $703 and $233. Amortization of land use right for the three months ended June 30, 2022 and 2021 was $371 and $233. Annual amortization for the next five years from June 30, 2022, is expected to be $1,345 for each year.

8. CONSTRUCTION IN PROGRESS (“CIP”)

As of June 30, 2022 and December 31, 2021, the Company had CIP of $0 and $1,623,309 , respectively. The CIP was mainly for Qinghai Zhongli’s Adsorption Station Project, which is the early stage of an integrated lithium carbonate production system. The adsorption station is equipped with a liquid storage tank for the adsorption material to be placed inside, and its function is to preliminarily extract lithium mother solution from brine for initial purification; the lithium mother solution will go into evaporation shed for refining and concentration; and the concentrated mother solution (also called lithium water saturated solution) is then sent to the production workshop for precipitation and drying to form the finished product of lithium carbonate. As of June 30, 2022, Qinghai Zhongli completed the construction of two adsorption station and started trial operation.

9. TAXES PAYABLE

Taxes payable consisted of the following June 30, 2022 and December 31, 2021, respectively:

	2022	2021
Income tax payable	$29,665	$55,658
Other	12,439	18,604
VAT	93,273	129,181
Taxes payable	$135,377	$203,443

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following at June 30, 2022 and December 31, 2021, respectively:

	2022	2021
Advances from third parties	$118,307	$26,003
Other	940,813	675,000
Accrued salary	900,723	860,582
Total	$1,959,843	$1,561,585

Advances from third parties were short term, non-interest-bearing and due on demand.

As of June 30, 2022 and December 31, 2021, other mainly consisted of 1) dividend payable to Northtech of $650,000 and $600,000, respectively; and 2) payables for professional fees and other miscellaneous expenses of $290,813 and $75,000, respectively.

As of June 30, 2022, accrued salary of $900,723 included $840,000 accrued salary for three senior officers. As of December 31, 2021, accrued salary of $860,582 included $840,000 accrued salary for the three senior officers.

11. RELATED PARTY TRANSACTIONS

Due from related parties, net

Technology purchased raw material boron rock from Qinghai Mining (owned by three former major shareholders of the Company); in addition, Technology received no-interest short-term advances from Qinghai Mining for daily operational needs. As of June 30, 2022 and December 31, 2021, due from Qinghai Mining was $0. However, Technology purchased boron ore of $0 and $648,840 from Qinghai Mining during the six months ended June 30, 2022 and 2021, respectively. Technology purchased boron ore of $0 and $387,582 from Qinghai Mining during the three months ended June 30, 2022 and 2021, respectively. During the year ended December 31, 2021, Technology wrote off the receivable of $4.5 million from Qinghai Mining, because Qinghai mining ceased production of boron rock sold to Technology. This halt in production has impaired the Mining Company’s ability to repay the receivable to Technology. Qinghai Mining was no longer of the Company’s related party since November 2021 as a result of all of the Qinghai Mining’s shareholders disposed all of their shares in the Company to Mr. Jimin Zhang (see Note 1).

Due to related parties

Technology used equipment for production that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources”, which is owned by the Chairman and his brother who were formerly two major shareholders of the Company). The depreciation of these fixed assets had an impact on the production costs of boric acid of Technology and was included in the Company’s cost of sales. The depreciation of these fixed assets for the six months ended June 30, 2022 and 2021 was $2,427 and $10,122, respectively. The depreciation of these fixed assets for the three months ended June 30, 2022 and 2021 was $0 and $4,536, respectively. Amount of due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Technology was $91,459 and $96,274 at June 30, 2022 and December 31, 2021, respectively; however, Technology, Qinghai Mining and Zhongtian agreed to use the creditor’s rights of Technology to Qinghai Mining to offset the debts of Technology to Zhongtian, accordingly, due to Zhongtian Resource was $0 as of June 30, 2022 and December 31, 2021. Starting from April 2022, Technology was no longer bear the depreciation cost due to it leased all the production facility and equipment to a third party processing company under a new Cooperation Agreement that was entered together with Qinghai Mining.

Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”) which is 90% owned by the son of the Company’s former major shareholder and Chairman. At June 30, 2022 and December 31, 2021, payable to Dingjia was $20,185 and $21,248, respectively; however, Technology, Qinghai Mining and Dingjia agreed to use the creditor’s rights of Technology to Qinghai Mining to offset the debts of Technology to Dingjia, accordingly, due to Dingjia was $0 as of June 30, 2022 and December 31, 2021.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($596,000) with annual interest of 6.8% from Xi’an Jinzang. The funds were used for the production and operation activities and construction of Adsorption Station Project of Qinghai Zhongli. Qinghai Zhongli was to repay RMB 2.5 million ($372,500) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($223,500) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if Qinghai Zhongli is not able to repay the loan on time. Qinghai Zhongli did not repay the RMB 4.0 million ($596,000) at June 30, 2022; in addition, Qinghai Zhongli borrowed additional RMB 2 million ($298,000) with the same terms during the second quarter of 2021 under the oral agreement. Qinghai Zhongli borrowed additional RMB 2 million ($298,000) with the same terms during the third quarter of 2021 under the oral agreement. In January and February 2022, Qinghai Zhongli entered two borrowing agreements with same lender for RMB 1 million ($149,000) with maturity date on July 30, 2022 and RMB 2 million ($298,000) with maturity date on December 31, 2022, respectively, both loans have a 10% annual interest rate. Qinghai Zhongli only received RMB 2 million ($298,000) during the first quarter of 2022. Qinghai Zhongli recorded $104,077 and $55,679 capitalized interest on CIP of Adsorption Station as of June 30, 2022 and December 31, 2021.

In addition, at June 30, 2022 and December 31, 2021, the Company had $1,510,591 and $1,473,591 due to a major shareholder of the Company and Chief Executive Officer, resulting from certain Company operating expenses of the US parent company such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and was payable upon demand.

At June 30, 2022 and December 31, 2021, Qinghai Zhongli had $2,813 and $499 due to a senior officer of Qinghai Zhongli, resulting from Qinghai Zhongli’s expenses paid by him. This short-term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of June 30, 2022 and December 31, 2021, respectively:

	Related party name	2022	2021
Due from	Qinghai Mining including $1.77 million sale of CIP (Test and Experimental Plant I)	$5,306,777	$5,567,440
Due to	Qinghai Mining	(1,013,226)	(1,047,820)
Less: bad debt allowance for Qinghai Mining		(4,293,551)	(4,519,619)
Due from, net (current and noncurrent)		$-	$-

Due to	Xi'an Jinzang (NCI of the JV)	$1,615,184	$1,310,444
Due to	Senior officer	2,813	499
Due to	A major shareholder	1,510,591	1,473,591
Due to, total		$3,128,588	$2,758,534

12. DEFERRED INCOME

Deferred income consisted mainly of the government subsidy to Technology’s special projects.

The detail of deferred income for the Company’s special projects at June 30, 2022 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$327,801	8/1/2013	10	$292,289	$35,512
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	74,500	5/1/2015	10	53,392	21,108
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,490,002	1/1/2018	10	670,501	819,501
Project of high value utilization of magnesium-rich waste liquid	298,000	7/9/2019	10	250,022	47,978
Total	$2,190,303			$1,266,204	$924,099

The detail of deferred income for the Company’s special projects at December 31, 2021 is:

	Government subsidy amount	Project completion date	Useful life in years	Accumulated amortization	Net

Technology upgrade for using lean ore to produce magnesium sulfate	$345,060	8/1/2013	10	$290,426	$54,634
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	78,423	5/1/2015	10	52,282	26,141
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	1,568,455	1/1/2018	10	627,382	941,073
Project of high value utilization of magnesium-rich waste liquid	313,691	7/9/2019	10	259,579	54,112
Total	$2,305,629			$1,229,669	$1,075,960

13. SUBSIDY INCOME

Subsidy income consisted of amortization of deferred income for declared special projects and government’s general incentive fund (recorded as income upon receipt) for the six months ended June 30, 2022 and 2021, respectively:

	2022	2021
Technology upgrade for using lean ore to produce magnesium sulfate	$16,966	$16,997
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	3,856	3,863
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	77,119	77,258
Project of high value utilization of magnesium-rich waste liquid	3,547	3,554
Total	$101,488	$101,672

Subsidy income consisted of amortization of deferred income for declared special projects and government’s general incentive fund (recorded as income upon receipt) for the three months ended June 30, 2022 and 2021, respectively:

	2022	2021
Technology upgrade for using lean ore to produce magnesium sulfate	$8,305	$8,515
Technical transformation for boric acid and magnesium sulfate produced from low grade ore	1,888	1,935
Project of comprehensive utilization of DaChaiDan Solid Boron Mine	37,751	38,704
Project of high value utilization of magnesium-rich waste liquid	1,736	1,781
Total	$49,680	$50,935

14. DEFERRED TAX ASSETS

As of June 30, 2022 and December 31, 2021, respectively, deferred tax assets consisted of the following:

	2022	2021
Deferred tax asset –NOL of US parent company	$195,300	$146,790
Deferred tax asset –NOL of PRC subsidiaries	784,634	759,517
Less: valuation allowance	(979,934)	(906,307)
Deferred tax assets, net	$-	$-

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

The U.S. parent company, was incorporated in the U.S. and has net operating losses (“NOLs”) for income tax purposes, under the 2018 Tax Reform, the NOLs arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. The U.S. parent Company has NOLs carry forwards for income taxes of approximately $0.93 million at June 30, 2022. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

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

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income (loss) before income taxes for the six months ended June 30, 2022 and 2021, respectively:

	2022	2021
Tax (benefit) at U.S. federal statutory rates	$(91,964)	$50,410
Foreign income taxed at different rates	(8,277)	18,642
Tax holiday in PRC	20,692	(46,605)
Permanent difference	8,701	9,820
Valuation allowance	53,182	59,680
Tax expense (benefit) per financial statements	$(17,666)	$91,947

The income tax expense for the six months ended June 30, 2022 and 2021, respectively, consisted of the following:

	2022	2021
Income tax (benefit) expense – current	$(17,666)	$91,947
Income tax expense – deferred	-	-
Total income tax (benefit) expense	$(17,666)	$91,947

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate on income (loss) before income taxes for the three months ended June 30, 2022 and 2021, respectively:

	2022	2021
Tax (benefit) at U.S. federal statutory rates	$(38,202)	$74,393
Foreign income taxed at different rates	(4,117)	17,326
Tax holiday in PRC	10,291	(43,315)
Permanent difference	1,915	6,338
Valuation allowance	12,447	25,747
Tax expense (benefit) per financial statements	$(17,666)	$80,489

The income tax expense for the three months ended June 30, 2022 and 2021, respectively, consisted of the following:

	2022	2021
Income tax (benefit) expense – current	$(17,666)	$80,489
Income tax expense – deferred	-	-
Total income tax (benefit) expense	$(17,666)	$80,489

16. MAJOR CUSTOMERS AND VENDORS

For the six and three months ended June 30, 2022, there was no customer accounts more than 10% of the Company’s total sales. The Company had no customer that accounted for 10% or more of the Company’s accounts receivable as of June 30, 2022 and December 31, 2021.

The following table sets forth information as to the Company’s customers that accounted for 10% or more of the Company’s sales for the six and three months ended June 30, 2021.

Six Months Ended June 30, 2021		Three Months Ended June 30, 2021
Customer	Percentage of Total Sales	Customer	Percentage of Total Sales
A	13%	A	15%
B	11%	B	12%
C	-%	C	11%

Technology purchased all of its boron ore raw material of $0 and $648,840 from Qinghai Mining during the six months ended June 30, 2022 and 2021, respectively. Technology purchased all of its boron ore raw material of $0 and $387,582 from Qinghai Mining during the three months ended June 30, 2022 and 2021, respectively.

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

For the six and three months ended June 30, 2022, there was no supplier accounts more than 10% of the Company’s total purchases.

The following table sets forth information as to the Company’s suppliers that accounted for 10% or more of the Company’s total purchases for the six and three months ended June 30, 2021.

Six Months Ended June 30, 2021		Three Months Ended June 30, 2021
Supplier	Percentage of Total Purchases	Supplier	Percentage of Total Purchases
A – Qinghai Mining	42%	A – Qinghai Mining	46%
B	18%	B	14%
C	15%	C	11%
D	-%	D	16%

The Company had no supplier that accounted for 10% or more of the Company’s accounts payable as of June 30, 2022. The Company had three suppliers that accounted for 10% or more of the Company’s accounts payable as of December 31, 2021. The accounts payable to these suppliers was $78,480, $25,471 and $18,821 as of December 31, 2021, respectively.

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

According to Administrative Measures for the Collection and Utilization of Enterprise Work Safety Funds issued by the PRC Ministry of Finance and the State Administration of Work Safety, for the companies with dangerous goods production or storage, the Company is required to make a special reserve for the use of enhancing and improving its safe production conditions. Under PRC GAAP, the reserve is recorded as cost of sales; however, under US GAAP, since the expense has not been incurred and the Company already recorded cost of sales for safety related expenses when incurred, this special reserve was recorded as an appropriation of its after-tax income. At June 30, 2022, the Company had $175,162 production safety related reserve, which was included in $287,267 statutory reserve in the balance sheet. The reserve is calculated at regressive rates levied on revenue in excess of specific amounts as follows:

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company currently leases its facilities to produce boric acid in the Peoples Republic of China (“PRC”) and plans to expand its manufacturing facilities through a Joint Venture (“JV”) to produce up to 30,000 tonnes of lithium carbonate annually for the electric vehicle battery market in China, subject to funding.

On December 31, 2018 (the "Closing Date"), we entered into a Share Exchange Agreement and Plan of Reorganization, as amended January 24, 2019 (the “Share Exchange Agreement”) with Mid-Heaven Sincerity International Resources Investment Co., Ltd (Mid-heaven BVI) and its shareholders Mao Zhang, Jian Zhang, and Ying Zhao, constituting all of the shareholders of Mid-heaven BVI (the “Mid-heaven Shareholders”). Pursuant to the terms of the Share Exchange Agreement, the shareholders of Mid-heaven BVI delivered all of the issued and outstanding shares of capital stock of Mid-Heaven BVI to SmartHeat, for 106,001,971 shares of our Common Stock. Mid-heaven BVI, through two subsidiaries, Qinghai Mid-Heaven Sincerity Technology Co., Ltd (“Sincerity”) and Qinghai Mid-Heaven Sincerity Salt-Lake R&D Co., Ltd (“Salt-Lake”) owns 100% of Qing Hai Mid-Heaven Boron & Lithium Technology Company, Ltd. (“Technology”). On November 4, 2021, Mr. Jimin Zhang purchased 106,001,971 shares of common stock of the Company at $.001 per share (80,625,099 shares from Mao Zhang, 22,165,012 shares from Jian Zhang, and 3,211,860 shares from Ying Zhao). After giving effect to the purchases, Mr. Jimin Zhang now holds, directly or indirectly, a total of 152,769,779 shares of Common Stock which represents approximately 82% of the Company’s issued and outstanding Common Stock.

The main operating entity, Technology was incorporated on December 18, 2018. The business of Technology was carved out of the business of Qinghai Zhongtian Boron & Lithium Mining Co., Ltd (“Qinghai Mining”) on December 20, 2018. Qinghai Mining was founded March 6, 2001, and manufactured and sold boric acid and related compounds for industrial and consumer usage. Technology obtains its brine exclusively from Qinghai Mining and currently leases its facilities to third parties to produce boric acid and related compounds. Technology previously purchased ore from Qinghai Mining; however, Qinghai Mining ceased ore production due to environmental protection restriction from the government. In order to maintain the normal operation of the Company; in July 2021, Technology Company entered a processing contract to provide boric acid commissioned processing service at processing fee of RMB 2,000 ($308) per ton with borax provided by the customer. On August 31, 2021, two parties signed the supplement agreement, the final settlement price increased to RMB 2450 ($375) per ton due to increased costs. In September 2021, Technology Company entered a new agreement with the same customer, Technology Company would no longer provide the processing services and agreed to lease its boric acid manufacturing facility, equipment, auxiliary equipment, necessary utilities, and workers to produce the boric acid. The customer is required to pay RMB 400,000 ($63,000) per month for facility usage fee to Technology, or RMB 500,000 ($78,700) per month if the customer wants to use the Company’s low-grade abandoned slag. In April 2022, Technology, together with Qinghai Mining entered a new Cooperation Agreement with a contractor (or lessee) for leasing out manufacturing facility, equipment, auxiliary equipment and necessary utilities for a term of five years from April 1, 2022 to March 31, 2027, monthly leasing fee of RMB 500,000 ($78,700); of which, RMB 200,000 ($31,500) pays to Technology, and RMB 300,000 ($47,200) pays to Qinghai Mining. Technology owns the equipment and machinery; Qinghai Mining owns the land and plant and will provide the silicic acid and slag to the contractor at no charge.

In December 2019, a novel strain of coronavirus (COVID-19) was reported and the World Health Organization declared the outbreak to constitute a “Public Health Emergency of International Concern.” This contagious disease outbreak, which continues to spread to additional countries, and disrupts supply chains and affecting production and sales across a range of industries as a result of quarantines, facility closures, and travel and logistics restrictions in connection with the outbreak. The COVID-19 outbreak impacted the Company’s operations for the first quarter of 2020. However, as a result of PRC government’s effort on disease control, most cities in China were reopened in April 2020, the outbreak in China is under the control, and the Company’s production and sales has been gradually increasing since April 2020. From April 2020 to January 2022, there were some new COVID-19 cases discovered in a few provinces of China, however, the number of new cases is not significant due to the PRC government’s strict control. Since February 2022, the COVID-19 case bounced again in many cities of China including a few new cases in Qinghai Province which does not have material impact on the Company’s operations.

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

While we have commenced limited lithium production and had revenue through our JV, we have not established a mechanism where we can withdraw funds from the JV to support our operations.

While our JV has commenced limited production, our JV partner, while a minority owner, has substantial influence on the ability of the JV to declare cash dividends. Until we establish a services agreement with the JV or some other agreement where we can receive funds from the operations of the JV, we will not receive funds in order to support our operations. While we expect to make suitable arrangements, there can be no guaranty that such arrangement will provide sufficient amounts of cash to support our operations. Even though our financial statements indicate that we are receiving revenues due to GAAP accounting, we do are not at this time able to use these funds for our operations.

While our JV has produced lithium and we are commencing sales, we have not received final approval to sell our product from the local Chinese authorities.

We are able to sell limited amounts of lithium prior to receiving final authorization by local and provincial authorities because we are producing lithium through the testing process of the JV’s manufacturing process. While we believe we will be able to produce lithium commercially upon receipt of final approval and the payment of fees and taxes required to commence production, there can be no assurance that we will receive this approval and commence commercial production of lithium.

Going Concern

The accompanying consolidated financial statements (“CFS”) were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying CFS, the Company had net loss of $0.37 million and net income of $ 0.19 million for the six months ended June 30, 2022 and 2021, respectively; the Company had net loss of $0.20 million and net income of $0.30 million for the three months ended June 30, 2022 and 2021, respectively; the Company stopped producing and selling boron acid starting in September 2021 due to decreased mine production resulting from rectifying the mines in the area by the authority for environment protection, which raise substantial doubt about the Company’s ability to continue as a going concern.

Because the Company ceased obtaining ore for the production of boric acid from its affiliate, the Company leased out the boric acid manufacturing facility, equipment and auxiliary equipment for a monthly fee to provide interim cash flow and maintain revenues from boric acid operations. The Company plans to produce lithium carbonate that can be sold for the electric vehicle battery use and is currently at test production stage. The Company expects to generate additional revenues and cash flow once it receives government approval of the official production process, and the Company will source all material that will be used for both boric acid and lithium carbonate production from Qinghai Mining once the brine processing process receives approval from the relevant governmental authorities, the Company submitted application to Environment Protection Department in the beginning of 2022. Since May 2022, the Company began to trial producing lithium phosphate and lithium carbonate products. Management also intends to raise additional funds by way of a private or public offerings, by obtaining loans from banks or form other sources of debt or equity capital. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The CFS do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Related Party Transactions

Due from related parties, net

Technology purchased raw material boron rock from Qinghai Mining (owned by three former major shareholders of the Company); in addition, Technology received no-interest short-term advances from Qinghai Mining from time to time for daily operational needs. As of June 30, 2022 and December 31, 2021, due from Qinghai Mining was $0 (a 100% bad debt allowance was recorded for due from Qinghai Mining of $4.5 million due to the concern of its ability to repay the debt because it ceased production of boron ore sold to us). Qinghai Technology purchased boron ore at a cost of $0 and $648,840 from Qinghai Mining during the six months ended June 30, 2022 and 2021, respectively. Qinghai Technology purchased boron ore at a cost of $0 and $387,582 from Qinghai Mining during the three months ended June 30, 2022 and 2021, respectively. Qinghai Mining was no longer of the Company’s related party since November 2021 as a result of all of the Qinghai Mining’s shareholders disposed all of their shares in the Company to Mr. Jimin Zhang (see Note 1).

Due to related parties

Technology uses equipment that belongs to Qinghai Province Dachaidan Zhongtian Resources Development Co., Ltd (“Zhongtian Resources”) for production which is owned by our former Chairman and his brother who were two major shareholders of the Company in 2021. The depreciation of these fixed assets had an impact on the production costs of boric acid of Technology and was included in the Company’s cost of sales. The depreciation of these fixed assets for the six months ended June 30, 2022 and 2021 was $2,427 and $10,122, respectively. The depreciation of these fixed assets for the three months ended June 30, 2022 and 2021 was $0 and $4,536, respectively. Due to Zhongtian Resources resulting from using its equipment and payment of worker’s compensation made by Zhongtian Resource for Technology was $91,459 and $96,274 at June 30, 2022 and December 31, 2021, respectively; however, Technology, Qinghai Mining and Zhongtian agreed to use the creditor’s rights of Technology to Qinghai Mining to offset the debts of Technology to Zhongtian, accordingly, due to Zhongtian Resource was $0 as of June 30, 2022 and December 31, 2021. Starting in April 2022, technology was no longer bear the depreciation cost due to it leased all the production facility and equipment to a third party processing company under a new Cooperation Agreement that was entered together with Qinghai Mining.

Technology sold boric acid to Qinghai Dingjia Zhixin Trading Co., Ltd (“Dingjia”) which is 90% owned by the son of the Company’s major shareholder and Chairman. At June 30, 2022 and December 31, 2021, payable to Dingjia was $20,185 and $21,248, respectively; however, Technology, Qinghai Mining and Dingjia agreed to use the creditor’s rights of Technology to Qinghai Mining to offset the debts of Technology to Dingjia, accordingly, due to Dingjia was $0 as of June 30, 2022 and December 31, 2021.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($596,000) with an annual interest of 6.8% from Xi’an Jinzang. The funds were used for the production and operation activities and construction of Adsorption Station of Qinghai Zhongli. Qinghai Zhongli was to repay RMB 2.5 million ($372,500) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($223,500) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if Qinghai Zhongli is not able to repay the loan on time. Qinghai Zhongli did not repay the RMB 4.0 million ($596,000) at June 30, 2022; in addition, Qinghai Zhongli borrowed additional RMB 2 million ($298,000) with same terms during the second quarter of 2021 under the oral agreement. Qinghai Zhongli borrowed additional RMB 2 million ($298,000) with the same terms during the third quarter of 2021 under the oral agreement. In January and February 2022, Qinghai Zhongli entered two borrowing agreements with same lender for RMB 1 million ($149,000) with maturity date on July 30, 2022 and RMB 2 million ($298,000) with maturity date on December 31, 2022, respectively, both loans have 10% annual interest. Qinghai Zhongli only received RMB 2 million ($298,000) during the first quarter of 2022. Qinghai Zhongli recorded $104,077 and $55,679 capitalized interest on CIP of Adsorption Station Project as of June 30, 2022 and December 31, 2021.

In addition, at June 30, 2022 and December 31, 2021, the Company had $1,510,591 and $1,473,591 due to a major shareholder and Chief Executive Officer of the Company, resulting from certain of the Company’s operating expenses such as legal and audit fees that were paid by him on behalf of the Company. This short-term advance bore no interest, and payable upon demand.

At June 30, 2022 and December 31, 2021, Qinghai Zhongli had $2,813 and $499 due a senior officer of Qinghai Zhongli, resulting from Qinghai Zhongli’s expenses paid by him. This short-term advance bore no interest, and was payable upon demand.

The following table summarized the due from (to) related parties as of June 30, 2022 and December 31, 2021, respectively:

	Related party name	2022	2021
Due from	Qinghai Mining including $1.77 million sale of CIP (Test and Experimental Plant I)	$5,306,777	$5,567,440
Due to	Qinghai Mining	(1,013,226)	(1,047,820)
Less: bad debt allowance		(4,293,551)	(4,519,619)
Due from, net (current and noncurrent)		$-	$-

Due to	Xi'an Jinzang (NCI of the JV) with 6.8% interest	$1,615,184	$1,310,444
Due to	Senior officer	2,813	499
Due to	A major shareholder (CEO)	1,510,591	1,473,591
Due to, total		$3,128,588	$2,758,534

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

Principles of Consolidation

For the six and three months ended June 30, 2022 and 2021, the accompanying CFS include the accounts of the Company’s US parent, and Mid-heaven BVI and its subsidiaries, Sincerity, Salt-Lake, Technology and Qinghai Zhongli, which are collectively referred to as the “Company.” All significant intercompany accounts and transactions were eliminated in consolidation.

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

Accounts Receivable

We maintain reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Based on historical collection activity, we had bad debt allowance for accounts receivable of $19,221 and $20,233 at June 30, 2022 and December 31, 2021, respectively.

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

Starting in September 2021, Technology stopped processing service and leased out its boric acid manufacturing facility, equipment and auxiliary equipment to a customer. The facility leasing revenue is recorded on monthly basis.

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

On April 15, 2020, Technology and Xi’an Jinzang formed a JV company Qinghai Zhongli to process brine supplied by Technology. Technology owns 51% of the JV and Xi’an Jinzang owns the remaining 49%. During the six months ended June 30, 2022 and 2021, the Company had loss of $52,543 and $39,920 that were attributable to the NCI. During the three months ended June 30, 2022 and 2021, the Company had loss of $44,554 and $29,987 that was attributable to the NCI.

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

Results of Operations

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2022	% of Sales	2021	% of Sales
Boronic acid sales	$-	-%	$4,007,849	100.0%
Plant rental revenue	309,844	100.0%	-	-%
Total revenue	309,844	100.0%	4,007,849	100.0%
Boronic acid costs	-	-%	3,292,926	82.2%
Plant rental costs	349,342	112.7%	-	-%
Total cost of revenue	349,342	112.7%	3,292,926	82.2%
Gross profit (loss)	(39,498)	(12.7)%	714,923	17.8%
Selling expenses	-	-%	46,057	1.1%
General and administrative expenses	514,659	166.1%	531,953	13.3%
Total operating expenses	514,659	166.1%	578,010	14.4%
Income (loss) from operations	(554,157)	(178.9)%	136,913	3.4%
Other income	116,231	37.5%	103,132	2.6%
Income (loss) before income taxes	(437,926)	(141.3)%	240,045	6.0%
Income tax (benefit) expense	(17,666)	(5.7)%	91,947	2.3%
Income (loss) before noncontrolling interest	(420,260)	(135.6)%	148,098	3.7%
Less: loss attributable to noncontrolling interest	(52,543)	(17.0)%	(39,920)	(1.0)%
Net loss to the Company	$(367,717)	(118.6)%	$188,018	4.7%

Revenue

Revenue for the six months ended June 30, 2022 and 2021 was $309,844 and $4,007,849, respectively, a decrease of $3,698,005 or 92.3% from 2021. Starting in the third quarter 2021, we no longer produce boronic acid but only provide the processing service; starting in the fourth quarter 2021, we stopped ore processing due to increased cost but only leased our facilities to a third party who imports boron ore and process it for sale by themselves. In April 2022, Technology, together with Qinghai Mining entered a new Cooperation Agreement with a contractor (or lessee) for leasing out manufacturing facility, equipment, auxiliary equipment and necessary utilities for a term of five years from April 1, 2022 to March 31, 2027, monthly leasing fee of RMB 500,000 ($78,700); of which, RMB 200,000 ($31,500) pays to Technology, and RMB 300,000 ($47,200) pays to Qinghai Mining. Technology owns the equipment and machinery; Qinghai Mining owns the land and plant and will provide the silicic acid and slag to the contractor at no additional charge.

Cost of revenue

Cost of revenue (“COR”) for the six months ended June 30, 2022 and 2021 was $349,342 and $3,292,926, respectively, a decrease of $2,943,584 or 89.4% from 2021. The decrease was mainly due to decreased sales and production. The overall COR as a percentage of revenue was 112.7% for the six months ended June 30, 2022 compared with 82.2% for 2021.

Gross profit (loss)

Gross loss for the six months ended June 30, 2022 was $39,498 compared to gross profit of $714,923 for the six months ended June 30, 2021, respectively, a decrease of gross profit of $754,421 or 105.5%. The blended loss margin was 12.7 % for the six months ended June 30, 2022 compared to profit margin of 17.8% for the six months ended June 30, 2021.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense was $0 for the six months ended June 30, 2022, compared to $46,057 for the six months ended June 30, 2021, a decrease of $46,057 or 100.0%, mainly due to no boronic acid sales incurred during the six months ended June 30, 2022.

General and administrative expenses consist mainly of salary, R&D, office, welfare, business meeting, maintenance, bad debt expense and utilities. General and administrative expenses were $514,659 for the six months ended June 30, 2022, compared to $531,953 for the six months ended June 30, 2021, a decrease of $17,294 or 3.3%, mainly resulting from decreased business entertainment expense by $64,724 and decreased maintenance expense by $5,332, which was partly offset by increased workshop shut-down cost by $53,100.

R&D costs for the six months ended June 30, 2022 and 2021 were $28,127 and $25,276, respectively.

Other income

Other income was $116,231 for the six months ended June 30, 2022, compared to $103,132 for the six months ended June 30, 2021, an increase of $13,099 or 12.7%. For the six months ended June 30, 2022, other income mainly consisted of subsidy income of $101,488, interest income of $1,499 and other income of $13,565 offset with financial expense of $321. For the six months ended June 30, 2021, other income mainly consisted of subsidy income of $101,672, interest income $1,176 and other income of $675, but offset with financial expense of $391.

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

Net income (loss)

We had net loss of $367,717 for the six months ended June 30, 2022, compared to net income of $188,018 for the six months ended June 30, 2021, an increase in net loss by $555,735 or 295.6%. The increase in our net loss mainly resulted from decreased gross profit which was partly offset by decreased operating expense and increased other income as described above.

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth the consolidated results of our operations for the periods indicated as a percentage of net sales, certain columns may not add due to rounding.

	2022	% of Sales	2021	% of Sales
Boronic acid sales	$-	-%	$2,179,469	100.0%
Plant rental revenue	309,844	100.0%	-	-%
Total revenue	309,844	100.0%	2,179,469	100.0%
Boronic acid costs	-	-%	1,596,808	73.3%
Plant rental costs	349,342	112.7%	-	-%
Total cost of revenue	349,342	112.7%	1,596,808	73.3%
Gross profit	(39,498)	(12.7)%	582,661	26.7%
Selling expenses	-	-%	23,002	1.1%
General and administrative expenses	206,011	66.5%	257,582	11.8%
Total operating expenses	206,011	66.5%	280,584	12.9%
Income (loss) from operations	(245,509)	(79.2)%	302,077	13.9%
Other income	63,595	20.5%	52,167	2.4%
Income (loss) before income taxes	(181,914)	(58.7)%	354,244	16.3%
Income tax (benefit) expense	(17,666)	(5.7)%	80,489	3.7%
Income (loss) before noncontrolling interest	(164,248)	(53.0)%	273,755	12.6%
Less: loss attributable to noncontrolling interest	(44,554)	(14.4)%	(29,987)	(1.3)%
Net loss to the Company	$(119,694)	(38.6)%	$303,742	13.9%

Revenue

Revenue for the three months ended June 30, 2022 and 2021 was $309,844 and $2,179,469, respectively, a decrease of $1,869,625 or 85.8% from 2021. Starting in the third quarter 2021, we no longer produce boron acid but only provide the processing service; starting in the fourth quarter 2021, we stopped ore processing due to increased cost but only lease our facilities to a third party which imports boron ore and process it for sale by themselves. In April 2022, Technology, together with Qinghai Mining entered a new Cooperation Agreement with a contractor (or lessee) for leasing out manufacturing facility, equipment, auxiliary equipment and necessary utilities for a term of five years from April 1, 2022 to March 31, 2027, with a monthly leasing fee of RMB 500,000 ($78,700); of which, RMB 200,000 ($31,500) pays to Technology, and RMB 300,000 ($47,200) pays to Qinghai Mining. Technology owns the equipment and machinery; Qinghai Mining owns the land and plant and will provide the silicic acid and slag to the contractor at no additional charge.

Cost of revenue

Cost of revenue (“COR”) for the three months ended June 30, 2022 and 2021 was $349,342 and $1,596,808, respectively, a decrease of $1,247,466 or 78.1% from 2021. The decrease was mainly due to decreased sales and production. The overall COR as a percentage of revenue was 112.7% for the three months ended June 30, 2022 compared with 73.3% for 2021. The cost for processing revenue as a percentage of revenue was 95.1% in 2022, the cost for plant rental revenue as a percentage of revenue was 148.2% in 2022, and the cost for material sale revenue as a percentage of revenue was 101.3% in 2022.

Gross profit (loss)

Gross loss for the three months ended June 30, 2022 was $39,498 compared to gross profit of $582,661 for the three months ended June 30, 2021, a decrease of gross profit of $622,519 or 106.8%. The blended loss margin was 12.7% for the three months ended June 30, 2022 compared to profit margin of 26.7% for the three months ended June 30, 2021.

Operating expenses

Selling expenses consist mainly of salespersons’ salaries and freight out. Selling expense were $0 for the three months ended June 30, 2022, compared to $23,002 for the three months ended June 30, 2021, a decrease of $23,002 or 100.0%, mainly due to no boronic acid sales incurred during the three months ended June 30, 2022.

General and administrative expenses consist mainly of salary, R&D, office, welfare, business meeting, maintenance, bad debt expense and utilities. General and administrative expenses were $206,011 for the three months ended June 30, 2022, compared to $257,582 for the three months ended June 30, 2021, a decrease of $51,571 or 20.0%, mainly resulting from decreased business entertainment expense by $59,620, which was partly offset by increased welfare expense by $9,173.

R&D costs for the three months ended June 30, 2022 and 2021 were $23,496 and $25,276, respectively.

Other income

Other income was $63,595 for the three months ended June 30, 2022, compared to $52,167 for the three months ended June 30, 2021, an increase of $11,428 or 21.9% from 2021. For the three months ended June 30, 2022, other income mainly consisted of subsidy income of $49,680, interest income of $625 and other income of $13,565, but offset with financial expense of $275. For the three months ended June 30, 2021, other income mainly consisted of subsidy income of $50,935, interest income of $699 and other income of $735, offset by financial expense of $202.

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

Net income (loss)

We had net loss of $119,694 for the three months ended June 30, 2022, compared to net income of $303,742 for the three months ended June 30, 2021, an increase in net loss by $423,436 or 139.4% from 2021. The increase in our net loss mainly resulted from decreased gross profit which was partly offset by decreased operating expense and increased other income as described above.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and equivalents of $634,901. Working capital deficit was $4,192,464 at June 30, 2022. The ratio of current assets to current liabilities was 0.25:1 at June 30, 2022.

The following is a summary of cash provided by or used in each of the indicated types of activities during six months ended June 30, 2022 and 2021:

	2022	2021
Cash provided by (used in):
Operating activities	$(496,212)	$1,741,547
Investing activities	(502,107)	(1,347,055)
Financing activities	422,723	906,989

Net cash used in operating activities was $496,212 for the six months ended June 30, 2022, compared to net cash provided by operating activities of $1,741,547 for the six months ended June 30, 2021. The increase of $2,237,759 cash outflow from operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was principally attributable to increased cash outflow from inventory by $1,132,777, increased cash outflow from taxes payable by $111,084, decreased cash inflow from unearned revenue by $575,912, decreased cash inflow from advances to suppliers by $170,667, decreased cash inflow from accounts receivable by $239,472 and decreased net income by $568,358, which was partly offset by decreased cash outflow from accounts payable by $179,234, and increased cash inflow on accrued liability and other payables by $354,222.

Net cash used in investing activities was $502,107 for the six months ended June 30, 2022, compared to $1,347,055 for the six months ended June 30, 2021. Net cash used in investing activities in 2022 mainly consisted of purchase of property and equipment of $502,107. Net cash used in investing activities in 2021 mainly consisted of purchase of property and equipment of $146,967, purchase of intangible asset of $54,413, and $1,145,675 payment for constructing the absorption station.

Net cash provided by financing activities was $422,723 for the six months ended June 30, 2022, compared to $906,989 for the six months ended June 30, 2021. The net cash provided by financing activities in 2022 consisted of amount due to other related parties of $422,723, include loans from Xi’an Jinzang described below. The net cash provided by financing activities in 2021 consisted of amount due to other related parties of $1,175,728 include loans from Xi’an Jinzang described below, but partly offset by increase in due from Qinghai Mining of $268,739.

During the first quarter of 2021, Qinghai Zhongli and Xi’an Jinzang entered three loan contracts for Qinghai Zhongli borrowing RMB 4 million ($596,000) with an annual interest of 6.8% from Xi’an Jinzang. The fund was used for the production and operation activities and construction of Adsorption Station Project of Qinghai Zhongli. Qinghai Zhongli was to repay RMB 2.5 million ($372,500) with accrued interest by June 30, 2021 and repay the remaining RMB 1.5 million ($223,500) with accrued interest by December 31, 2021. A late fee of 1/1000 of outstanding balance per day will be charged if Qinghai Zhongli is not able to repay the loan on time. Qinghai Zhongli did not repay the RMB 4.0 million ($596,000) at June 30, 2022; in addition, Qinghai Zhongli borrowed additional RMB 2 million ($298,000) with the same terms during the second quarter of 2021 under the oral agreement. Qinghai Zhongli borrowed additional RMB 2 million ($298,000) with the same terms during the third quarter of 2021 under the oral agreement. Qinghai Zhongli borrowed additional RMB 3 million ($472,575) with the same terms during the first quarter of 2022 under the oral agreement, but Qinghai Zhongli only received RMB 2 million ($298,000). Qinghai Zhongli recorded $104,077 and $55,679 capitalized interest on CIP of Adsorption Station as of June 30, 2022 and December 31, 2021.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, our principal executive officer and principal financial officer, respectively, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective as of such date because of a material weakness identified in our internal control over financial reporting related to our internal level of US GAAP expertise. We lack sufficient personnel with the appropriate level of knowledge, experience and training in US GAAP for the preparation of financial statements in accordance with US GAAP. None of our internal accounting staff, including our Chief Financial Officer, that are primarily responsible for the preparation of our books and records and financial statements in compliance with US GAAP holds a license such as Certified Public Accountant in the US, nor have any attended US institutions or extended educational programs that would provide enough of the relevant education relating to US GAAP.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Board of Directors of the Company (the “Board”) received a demand letter requesting the investigation of sales of the Company’s Common Stock by the Company’s Chief Executive Officer.  Upon discussion with the Board, it was determined based on information obtained from Mr. Zhang that no sale had occurred as of the date it was initially reported on the Form 4 filed with the Securities and Exchange Commission.  Mr. Zhang filed an amended Form 4 explaining that sale had not occurred and will file another Form 4 following the actual transfers of the securities.  The Board responded to the demand letter and, based on review with litigation counsel, believe that this matter is baseless and without merit as the sale of his stock did not occurred withing the prohibited 180 day period in Section 16.  The Board will make the appropriate response if any further action is taken in this matter.

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

Item 1A. Risk Factors

You should consider carefully the factors discussed in the “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2021, as amended, which could materially affect our business. In addition to the forgoing, please see the additional risk factors below:

While We Have Commenced Limited Lithium Production and Book Revenue Through our Joint Venture, We Have not Established A Mechanism Where We can Withdraw Funds From The Joint Venture to Support our Operations.

While our joint venture has commenced limited production, our joint venture partner, while a minority owner, has substantial influence on the ability of the joint venture to declare cash dividends. Until we establish a services agreement with the Joint Venture or some other agreement where we can receive funds from the operations of the Joint Venture, we will not receive funds in order to support our operations. While we expect to make suitable arrangements, there can be no guaranty that such arrangement will provide sufficient amounts of cash to support our operations. Even though our financial statements indicate that we are receiving revenues due to GAAP accounting, we do are not at this time able to use these funds for our operations.

While Our Joint Venture Has Produced Lithium And We Are Commencing Sales, We Have Not Received Final Approval To Sell Our Product From The Local Chinese Authorities.

We are able to sell limited amounts of lithium prior to receiving final authorization by local and provincial authorities because we are producing lithium through the testing process of the joint venture’s manufacturing process. While we believe we will be able to produce lithium commercially upon receipt of final approval and the payment of fees and taxes required to commence production, there can be no assurance that we will receive this approval and commence commercial production of lithium.

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

LITHIUM & BORON TECHNOLOGY, INC.
(Registrant)

Date: August 22, 2022	By:	/s/ Jimin Zhang
Mr. Jimin Zhang Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)